Form 10QSB
period 1999-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 1999-05-14
CIK 1082084

            United States Securities and Exchange Commission
                      Washington, D.C. 20549

                           FORM 10-QSB
                            (Mark One)


[ X ] Quarterly Report Pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 1999

                               or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the Transition Period From to .

             Commission file number : NOT ASSIGNED
F
              FIRST AMERICAN CAPITAL CORPORATION
        ----------------------------------------------------
       (exact name of registrant as specified in its charter)


 Kansas                                                 48-1187574
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                number)


3360 S.W. Harrison Street, Suite 100
Topeka, Kansas                                          66611
(Address of principal executive offices)             (Zip Code)




                        (785) 267-7077
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [    ]




             Applicable Only to Corporate Insurers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 3,249,900 shares as of May 12, 1999

                FIRST AMERICAN CAPITAL CORPORATION

                       INDEX TO FORM 10-QSB


Part I.      FINANCIAL INFORMATION
Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets at
          March 31, 1999 and December 31, 1998                          1

     Condensed Consolidated Statements of Operations
          for the three months ended March 31, 1999 and 1998            2

     Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 1998                    3

     Notes to Condensed Consolidated Financial Statements               4

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     7

Part II.

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                 FIRST AMERICAN CAPITAL CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS
                                        March 31,               December 31,

                                        1999                    1998
					(Unaudited)
Assets:
Investments:
Short-term investments			$10,473,893		$10,718,261
Total investments			 10,473,893   		 10,718,261

Cash and cash equivalents	    	  1,160,839	       	    624,919
Accrued investment income	             68,318 		     53,444
Deferred policy acquisition costs
 (net of amortization of
  $6,125 in 1999 and $229 in 1998)	    110,442	             13,119
Prepaid expenses                             15,968		      7,921
Office furniture and equipment,
 less accumulated depreciation of
 $20,025 and $ 17,005 in 1999 and
 1998, respectively	                     31,073		     30,843
Leasehold improvements
 (net of accumulated amortization of
  $3,021 and $2,738 in 1999 and 1998,
   respectively)				379		        662
Advances to agents			    126,283		     54,585
Other assets	                             10,854	              5,257
Total Assets	                        $11,998,049		$11,509,011

Liabilities and Shareholders' Equity

Policy liabilities and accruals	            427,285		     15,048
Federal income taxes payable	             20,321	              8,721
Commissions, salaries, wages and benefits
payable	                                     10,153	              2,832
Accounts payable to affiliate	             14,431		     15,129
Accounts payable and accrued expenses	     17,167		     26,443
Total liabilities	                    489,357		     68,173

Shareholders' equity:
Preferred stock, 6% non-cumulative
  convertible callable, $5.00 par and
  liquidation value; 550,000 shares
  authorized; 550,000 and 541,506
  outstanding at March 31, 1999 and
  December 31, 1998, respectively	  2,750,000		  2,707,530
Common stock, $.10 par value,
  8,000,000 shares authorized;
  2,720,000 shares issued and
  3,270,000 outstanding at
  March 31, 1999 and 2,720,000
  shares issued and 3,261,500
  outstanding at December 31, 1998	    327,000		    326,150
Additional paid in capital	          9,713,490		  9,600,478
Retained Earnings-deficit                (1,279,798)	         (1,191,320)
Less: 20,000 treasury shares held at
  cost                                       (2,000)		     (2,000)
Total shareholders' equity	         11,508,692	         11,440,838
Total liabilities and shareholders'
  equity	                        $11,998,049		$11,509,011

See notes to condensed consolidated financial statements.

                FIRST AMERICAN CAPITAL CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
					       Three months ended
					   March 31,		March 31,
					     1999	           1998
					  (Unaudited)		(Unaudited)
Revenues
 Premium income				    $121,071	        $        -              -
 Net investment income		             137,192		    48,780
   Total revenue			     258,263		    48,780


Benefits and expenses
  Salaries, wages and employee benefits	     195,986		   111,641
  Increase in policy reserves	              39,839		         -
  Commissions	                              72,679		         -
  Policy acquisition costs deferred	    (103,448)	               	 -
  Amortization of deferred policy
    acquisition costs			       6,125		         -
  Other insurance benefits and expenses	         116                     -
  Agency expenses			      35,155		         -
  Professional fees			      17,231		     2,861
  Rent					       7,918		     9,313
  Administrative fees  - related party	       6,851		     6,000
  Depreciation and amortization	               3,302		     1,565
  Other expenses	                      53,387		    24,095

   Total benefits and expenses	             335,141		   155,475

Loss from operations	                     (76,878)		  (106,695)

Federal income taxes	                      11,600		     2,989


Net loss	                            $(88,478)		 $(109,684)

Net loss per common share-basic and diluted $  (0.03)		 $   (0.04)

See notes to condensed consolidated financial statements.

               FIRST AMERICAN CAPITAL CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						Three months ended
					March 31,	       March 31,
				  	  1999		          1998
				       (Unaudited)            (Unaudited)
Operating activities:

Net cash provided/(used) in
   operating activities	                  $138,469		$(242,375)


Investing activities:

 Maturity of short-term investments 	   244,368		         -
 Purchase of short-term investments 	         -		(1,010,372)
 Purchase of furniture and equipment	    (3,249)
Net cash provided/(used) in investing
  activities	                           241,119		(1,010,372)


Financing activities:

 Proceeds from public stock offering	   212,350		 1,897,275
 Cost of public stock offering	           (56,018)		  (203,882)
Net cash provided by financing
  activities  156,332                    1,693,393

Increase in cash and cash equivalents	   535,920		   440,646

Cash and cash equivalents beginning of
  period	                          $624,919	       	  $120,658


Cash and cash equivalents at end of
  period	                        $1,160,839		  $561,304


See notes to condensed consolidated financial statements.

                FIRST AMERICAN CAPITAL CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1999

(A)            Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the three month period ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB for the fiscal year ended December 31, 1998. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(B)            Subsidiary Operations

The results of operations of the Company's wholly owned subsidiary, First Life America Corporation ("FLAC"),are included in the condensed consolidated financial information for the three month periods ending March 31, 1999 and 1998.

(C)            Developmental Stage Activities

The Company was in the developmental stage until insurance operations commenced in November of 1998. The Company raised $13,750,000 through a Kansas intra-state public stock offering. The offering commenced on March 11, 1997 and was completed on January 11, 1999. Test marketing of the insurance products began in November of 1998 and full insurance operations began upon the completion of the offering.

(D)            Investments

The carrying value of short-term investments approximates their fair value. At March 31, 1999 and December 31, 1998, the fair value of short-term investments was $10,473,893 and $10,718,261, respectively.

(E)            Deferred Policy Acquisition Costs

Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits. These acquisition costs are being amortized over the premium paying period of the related policies.

(F)            Net Loss Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share. The net loss per share amounts for all periods have been presented to conform to the SFAS 128 requirements for basic earnings per share. The diluted earnings per share amounts are not presented as the effect of inclusion of the conversion of preferred stock to common stock would be antidilutive.

Net loss per common share is based upon the weighted average number of common shares outstanding each period. For the three months ended March 31, 1999 and 1998, all shares are assumed to be outstanding for the entire period. The weighted average outstanding common shares were 3,250,000 in 1999 and 2,993,683 in 1998.

(G)            Federal Income Taxes

The company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. There was no current federal income tax expense incurred during the three month period ending March 31, 1999 and $2,989 was incurred during the same period in 1998. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. At March 31, 1999, $11,600 of deferred federal income taxes were incurred based on the operations of FLAC. There were no deferred federal income taxes incurred during the three months ending March 31, 1998.

(H)  Related Party Transactions


Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year premiums 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $30,769 for the three months ended March 31, 1999.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $6,851 of
management fees  during the three months ended March 31, 1999.   FAC also owns
approximately 9.9% of the Company's outstanding common shares.

(I)  Concentrations of Credit Risk

The Company minimizes credit risk by investing in U.S. Treasury obligations and certificates of deposit. Certain certificates of deposit exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(J)  Segment Information

Prior to 1998 segment data has been presented on an "industry approach" in accordance with SFAS No. 14, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", became effective for 1998 and superseded SFAS No. 14, SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 is as follows:

	                                             1999		1998
Revenues:
	Life and annuity insurance operations	   $158,725	       $17,061
	Corporate operations      	             99,538		31,719
		Total	                           $258,263            $48,780

Income (loss) before income taxes:
	Life and annuity insurance operations	    $77,452	       $15,955
	Corporate operations      	           (154,330)	      (122,650)
		Total	                           $(76,878)	     $(106,695)

Assets:
	Life and annuity insurance operations	 $3,633,631	    $3,113,186
	Corporate operations      	          8,364,418	     8,395,825
		Total	                        $11,998,049        $11,509,011

Depreciation and amortization expense:


	Life and annuity insurance operations	     $6,125	    $        -
	Corporate operations      	              3,302		 1,565
		Total	                             $9,427		$1,565


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause the results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements include, without limitation, the market acceptance of the Company's newly-created annuity and insurance products, the accuracy of the Company's assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of its life insurance products, interest rate fluctuations, its ability to attract, train and retain agents to market its insurance products, its ability to comply with all applicable governmental regulations, competition in the insurance business and changes in general economic conditions. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

The Company's Kansas intra-state public stock offering, which commenced on March 11, 1997, was completed January 11, 1999. Limited marketing of life insurance products began in November of 1998 with the test marketing of the initial insurance product and full operations began in January of 1999. Accordingly, comparisons between periods are not meaningful.

Revenues for the three months ended March 31, 1999 totaled $258,263 as compared to $48,780 for the same period during 1998. During the first quarter of 1998, the only source of revenue for the Company was interest earnings since proposed operations had yet to commence. Premium income totaled $121,071 for the first quarter of 1999. there was no premium income during the same period of 1998. Investment income increased from $48,780 for the first three months of 1998 to $137,192 for the first three months of 1999. This increase is the result of a larger invested asset base in 1999 due to capital raised during the public offering and the operations of FLAC.

Benefits and expenses totaled $335,141 for the three months ended March 31, 1999 as compared to $155,475 for the same period in 1998. Salaries, wages and employee benefits increased from $111,641 for the first three months of 1998 to $195,986 for the same period of 1999. This increase is due to the hiring of additional personnel and increases in employee wage bases.

Expenses related to insurance operations were not incurred during the first three months of 1998 since operations did not commence until November of 1998. Policy reserves were established on new business written during 1999. These reserves are based on such factors as the policyholder's age, mortality assumptions, amount of death benefits and interest assumptions. The increase in policy reserves for the first three months of 1999 totaled $39,839. Commissions incurred on new insurance sales during the first quarter of 1999 totaled $72,679. Certain costs such as commissions and administrative expenses incurred with the issuance of new insurance sales are deferred and amortized over the premium paying period of the policy. These costs are referred to as Deferred Policy Acquisition Costs. During the first three months of 1999, $103,448 of these costs were deferred and the related amortization totaled $6,125. Agency expenses include such costs as agent health insurance, agency meeting expenses, recruiting and incentives. These expenses totaled $35,155 for the three months ended March 31, 1999.

Professional fees increased from $2,861 for the first quarter of 1998 to $17,231 for the first quarter of 1999 due to an increase in financial reporting requirements. Other expenses increased to $53,387 for the first quarter of 1999 from $24,095 for the first quarter of 1998. This increase is due to activity related to the commencement of insurance operations. Federal income taxes incurred during the first quarter of 1999 totaled $11,600 and are based on the operations of FLAC. Federal income taxes incurred during the first quarter of 1998 totaled $2,989.

Consolidated Financial Condition

Total assets increased from $11,509,011 at December 31, 1998 to $11,998,049 at March 31, 1999. This increase is the result of the following transactions: (i) short-term investments decreased from $10,718,261 at December 31, 1998 to $10,473,893 at March 31, 1999 due to maturities of investments held in interest bearing cash accounts; (ii) an increase in cash from $624,919 at December 31, 1998 to $1,160,839 at March 31, 1999 due to the operations of FLAC and the maturity of short-term investments; (iii) an increase in deferred acquisition costs from $13,119 at December 31, 1998 to $110,442 at March 31, 1999 due to costs related to new insurance sales being deferred and (iv) an increase in agents balances from $54,585 at December 31, 1998 to $126,283 at March 31, 1999 due to advances on commissions to agents for submitted business.

Total liabilities increased from $68,173 at December 31, 1998 to $489,357 at March 31, 1999 due to the following transactions: (i) policy liabilities and accruals increased from $15,048 at December 31, 1998 to $427,285 at March 31, 1999 primarily related to an increase in deposits on pending policy applications. These deposits totaled $365,843 at March 31, 1999; (ii) an increase in federal income taxes payable related to the operations of FLAC and
(iii) an increase in commissions, salaries, wages and benefits payable due to the timing of the payment of salaries.

Liquidity

FLAC's insurance operations generally receive adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Most of the Company's invested assets are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of their investments if such a need arose.

Year 2000 Concerns

A growing concern is the ability of computer systems to accurately process date calculations in the year 2000 and beyond. The problem arises from the initial design of date values which only recognize a two digit year value. As a result, a computer may interpret a date entered for the year 2000 as the year 1900. Any computer system that performs date comparisons and calculations is exposed to such a problem. These systems are typically referred to as information technology systems ("ITS") or computer based systems. Another concern is microchips which may also be encoded with a two digit date value. These microchips are typically found in such office equipment as facsimile machines and telephone systems. These systems are referred to as non-information technology systems ("NITS").

The Company's primary exposure to any business interruption would be the result of an ITS failure. The life insurance industry relies heavily on date sensitive calculations in daily operations. The inability to process transactions could be detrimental to the Company's ability to continue operations. The Company out-sources its primary computer processing system through Navisys, Inc. of
Saint Louis, Missouri.   Navisys has assured the Company that its hardware and
software systems have been modified to eliminate any potential year 2000 problems. Testing is scheduled to be completed by mid year 1999. Evaluation of internal hardware and software is being performed. However, management does not believe that a failure of these internal systems would cause an interruption of business. Additionally, a NITS failure would not substantially disrupt operations.

The costs to address year 2000 issues have been and will continue to be relatively insignificant for the Company. All of the major costs related to the insurance processing system have been borne by Navisys. Internally, year 2000 issues may require the replacement of such items as personal computers and facsimile machines, however these are not expected to cause any significant financial impact.

The ultimate risk of the year 2000 issue is the Company's inability continue as a going concern in the event of major computer system failure. The impact could alter, not only the Company's ability to transact business, but also global financial systems. Even though the Company is confident that these issues will not cause significant internal problems, a danger exists regarding the lack of preparedness of consumers and other institutions, including federal and state government.

The Company is in the process of developing contingency plans to address any system failure related to the year 2000. These plans are expected to be completed during the summer of 1999.

Part II.

Item 1.        Legal Proceedings

          Not Applicable

Item 2.        Changes in Securities and Use of Proceeds

          Not Applicable

Item 3.        Defaults upon Senior Securities

          Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.        Other Information

          Not Applicable

Item 6.        Exhibits and Reports on Form 8-K

          Exhibits  - None

          Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1999

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First American Capital Corporation
(registrant)





/s/ Rickie D. Meyer                                    Date    May 14, 1999
Rickie D. Meyer, President



/s/ Chris J. Haas                                      Date    May 14, 1999
Chris J. Haas, Secretary/Treasurer