Form 10QSB
period 1999-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 1999-08-13
CIK 1082084

                         United States
               Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM 10-QSB
                           (Mark One)


[X]    Quarterly Report Pursuant to Section 14 or 15(d) of the Securities
         Exchange Act of 1934 for the Period Ended June 30, 1999

                               or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From      to     .

             Commission file number : NOT ASSIGNED

              FIRST AMERICAN CAPITAL CORPORATION

   (exact name of registrant as specified in its charter)


     Kansas                                              48-1187574

 (State or other jurisdiction of incorporation or       (I.R.S. Employer
    Identification organization)                            number)


3360 S.W. Harrison Street, Suite 100
Topeka, Kansas                                       66611

(Address of principal executive offices)          (Zip Code)




                       (785) 267-7077

      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes [X]   No [ ]




             Applicable Only to Corporate Insurers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value - 3,249,900 shares as of June 30, 1999

                FIRST AMERICAN CAPITAL CORPORATION

                       INDEX TO FORM 10-QSB


Part I.      FINANCIAL INFORMATION

Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets at
          June 30, 1999 and December 31, 1998                          1

     Condensed Consolidated Statements of Operations for the
          three months ended June 30, 1999 and 1998 and
          for the six months ended June 30, 1999 and 1998              2

     Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and 1998                      3

     Notes to Condensed Consolidated Financial Statements              4

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    7

Part II.

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures



FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   June 30,       December 31,
                                                     1999            1998
                                                  (Unaudited)
Assets

Investments:
Short-term investments                        $   10,484,368     $  10,718,261
                                                 -----------       -----------
Total investments                                 10,484,368        10,718,261

Cash and cash equivalents                          1,117,588           624,919
Accrued investment income                             66,453            53,444
Deferred policy acquisition costs
 (net of amortization of $110,185 in
  1999 and $229 in 1998)                             345,518            13,119
Prepaid expenses                                      23,830             7,921
Office furniture and equipment,
 less accumulated depreciation of $23,402
 and $17,005 in 1999 and 1998, respectively           34,471            30,843
Leasehold improvements (net of accumulated
 amortization of $3,304 and $2,738 in 1999
 and 1998, respectively)                                  96               662
Advances to agents                                   111,320            54,585
Federal income tax recoverable                         4,000                 -
Other assets                                          12,750             5,257
                                                 -----------       -----------

Total Assets                                      12,200,394        11,509,011
                                                 ===========       ===========

Liabilities and Shareholders' Equity

Policy liabilities and accruals                     540,675             15,048
Federal income taxes payable                         72,675              8,721
Commissions, salaries, wages and
 benefits payable                                    38,513              2,832
Accounts payable to affiliate                        26,024             15,129
Accounts payable and accrued expenses                13,002             26,443
                                                 -----------       -----------

Total liabilities                                   690,889             68,173


Shareholders' equity:
Preferred stock, 6% non-cumulative
 convertible callable, $5.00 par and
 liquidation value; 550,000 shares authorized;
 549,900 and 541,506 outstanding at June 30,
 1999 and December 31, 1998, respectively         2,749,500          2,707,530

Common stock, $.10 par value, 8,000,000
 shares authorized; 2,720,000 shares issued
 and 3,269,900 outstanding at June 30, 1999
 and 2,720,000 shares issued and 3,261,500
 outstanding at December 31, 1998                   326,990            326,150

Additional paid in capital                        9,714,055          9,600,478
Retained earnings-deficit                        (1,279,040)        (1,191,320)
Less: 20,000 treasury shares held at cost            (2,000)            (2,000)
                                                 -----------       -----------

Total shareholders' equity                       11,509,505         11,440,838
                                                 -----------       -----------

Total liabilities and shareholders' equity    $  12,200,394      $  11,509,011
                                                 ==========         ==========


See notes to condensed consolidated financial statements.



FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                               Three months ended          Six months ended
                              June 30,      June 30,     June 30,     June 30,
                                1999          1998         1999         1998
                            (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
Revenues
 Premium Income             $ 413,042     $       -    $ 534,113    $       -
 Net Investment Income        136,462        69,862      273,654      118,642
                            ---------     ---------    ---------    ---------
   Total revenue              549,504        69,862      807,767      118,642


Benefits and expenses
 Increase in policy
  reserves                    176,804             -      216,643            -
 Interest credited on
  premium deposit funds         1,240             -        1,356            -
 Commissions                  236,530             -      309,209            -
 Policy acquisition costs
  deferred                   (339,135)            -     (442,583)           -
 Amortization of deferred
  policy acquisition costs    104,060             -      110,185            -
 Agency expenses                3,824             -       38,979            -
 Salaries, wages and
  employee benefits           161,627       104,773      357,613      203,400
 Professional fees             20,046         4,464       37,277        7,325
 Administrative fees -
  related party                22,573         6,000       29,424       12,000
 Premium tax expense            8,247             -        8,247            -
 Rent                           7,918           836        6,523       15,836
 Depreciation and
  amortization                  3,661         1,575        6,963        3,140
 Other expenses                82,897        45,886      136,284       82,995
                            ---------     ---------    ---------    ---------

Total benefits and expenses   490,292       169,221      825,433      324,696
                            ---------     ---------    ---------    ---------
Income from operations         59,212       (99,359)     (17,666)    (206,054)
                            ---------     ---------    ---------    ---------
Federal income taxes           58,454         1,993       70,054        4,982
                            ---------     ---------    ---------    ---------

Net income/(loss)           $     758     $(101,352)   $ (87,720)   $(211,036)
                            =========     =========    =========    =========

Net income/(loss) per
 common share-basic and
 diluted                    $    0.00     $   (0.03)   $   (0.03)   $   (0.07)
                            =========     =========    =========    =========

See notes to condensed consolidated financial statements.


FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Six months ended

                                          June 30,             June 30,
                                            1999                 1998
                                        (Unaudited)          (Unaudited)
Cash flows provided/(used) in
 operating activities:
 Net loss                               $    (87,720)        $   (211,036)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:

  Depreciation                                 6,397                2,574
  Amortization of leasehold
   improvements                                  566                  566
  Amortization of deferred
   acquisition costs                         110,185                    -
  Changes in operating assets
   and liabilities
    Accrued investment income                (13,009)             (27,220)
    Prepaid expenses                         (15,909)                (496)
    Advances to agents                       (56,735)              (5,544)
    Federal income tax recoverable            (4,000)                   -
    Other assets                              (7,493)                 754
    Policy liabilities                       525,627                    -
    Federal income taxes payable              63,954                    -
    Commissions, salaries, wages and
     benefits payable                         35,681             (103,403)
    Accounts payable to affiliate             10,895                2,047
    Accounts payable and accrued
     expenses                                (13,441)              (7,220)
                                         -----------          -----------
Net cash provided/(used) in operating
 activities                                  554,998             (348,978)


Cash flows used in investing activities:
  Deferred policy acquisition costs         (442,583)                   -
  Maturity of short-term investments         233,893                    -
  Purchase of short-term investments               -           (3,004,703)
  Capital expenditures                       (10,026)                (475)
                                         -----------          -----------

Net cash used in investing activities       (218,716)          (3,005,178)


Cash flows provided by financing
 activities:

  Proceeds from public stock offering        209,850            4,310,320
  Cost of public stock offering              (53,463)            (453,827)
                                         -----------          -----------

Net cash provided by financing
 activities                                  156,387            3,856,493


Increase in cash and cash equivalents        492,669              502,337


Cash and cash equivalents beginning
 of period                                   624,919              120,658
                                         -----------          -----------

Cash and cash equivalents at end
 of period                              $  1,117,588         $    622,995
                                         ===========          ===========

See notes to condensed consolidated financial statements.

                FIRST AMERICAN CAPITAL CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1999

(A)            Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the six month period ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(B)            Subsidiary Operations

The Company's wholly owned subsidiary, First Life America Corporation ("FLAC"), results of operations are included in the condensed consolidated financial information for the six month periods ending June 30, 1999 and 1998. The Company's venture capital subsidiary, First Capital Venture Inc. ("FCVI"), has not been capitalized or commenced operations.

(C)            Developmental Stage Activities

The Company was in the developmental stage until insurance operations commenced in November of 1998. The Company raised $13,750,000 through a Kansas intra-state public stock offering. The offering commenced on March 11, 1997 and was completed on January 11, 1999. Subsequent to the completion of the offering, one stock subscription was refunded in the amount of $2,500 or 100 units. Test marketing of the insurance products began in November of 1998 and full insurance operations began upon the completion of the offering.

(D)            Investments

The carrying value of short-term investments approximates their fair value. At June 30, 1999 and December 31, 1998, the fair value of short-term investments was $10,484,368 and $10,718,261, respectively.

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

Net loss per common share is based upon the weighted average number of common shares outstanding each period. For the six months ended June 30, 1999 and 1998, all shares are assumed to be outstanding for the entire period. The weighted average outstanding common shares were 3,249,900 in 1999 and 2,993,683 in 1998.


(G)            Federal Income Taxes

The company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At June 30, 1999 and 1998 estimated Federal Income Tax expense was $70,054 and $4,982, respectively. The Federal Income Tax expense at June 30, 1999 included $1,656 of current tax expense and $68,398 of deferred tax expense, and June 30, 1998 included $4,982 of current tax expense and no deferred tax expense. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.


(H)            Related Party Transactions


Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year premiums 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $133,374 for the six months ended June 30, 1999.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $29,424 of management fees during the six months ended June
30, 1999.   FAC also owns approximately 9.9% of the Company's outstanding common shares.

(I)            Concentrations of Credit Risk

The Company minimizes credit risk by investing in U.S. Treasury obligations and certificates of deposit. Certain certificates of deposit exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation ("FDIC"). However, the principal of those certificates of deposit which exceed $100,000 is protected through additional insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(J)            Segment Information

The segment data that follows has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131. requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of June 30, 1999 and December 31, 1998 and for the six months ended June 30, 1999 and 1998 is as follows:


                                                 1999            1998
Revenues:
  Life and annuity insurance operations     $    610,071    $     34,310
  Corporate operations                           197,696          84,332
                                             -----------     -----------
    Total                                   $    807,767    $    118,642
                                             ===========     ===========

Income (loss) before income taxes:
  Life and annuity insurance operations     $    208,624    $     33,204
  Corporate operations                          (226,290)       (239,258)
                                             -----------     -----------
    Total                                   $    (17,666)   $   (206,054)
                                             ===========     ===========

Assets:
  Life and annuity insurance operations     $  3,920,075    $  3,113,186
  Corporate operations                         8,280,319       8,395,825
                                             -----------     -----------
    Total                                   $ 12,200,394    $ 11,509,011
                                             ===========     ===========

Depreciation and amortization expense:
  Life and annuity insurance operations     $    110,185    $          -
  Corporate operations                             6,963           3.140
                                             -----------     -----------
    Total                                   $    117,148    $      3,140
                                             ===========     ===========

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

Results of Operations

The Company completed a Kansas intra-state offering on January 11, 1999 raising total capital of $13,750,000. The offering, which commenced on March 11, 1997, provided capital to form a wholly owned life insurance subsidiary, First Life America Corporation ("FLAC"); form a venture capital subsidiary, First Capital Venture, Inc. ("FCVI") and provide working and acquisition capital. FLAC commenced insurance operations on a limited basis in November of 1998. In January of 1999, FLAC began full insurance operations. Until the marketing of life insurance began, the Company was in the development stage. Comparisons of operations between the three month periods ended June 30, 1999 and 1998 and the six month periods ended June 30, 1999 and 1998 are not comparable since insurance operations did not begin until November of 1998.

Revenues for the three months ended June 30, 1999 totaled $549,504 as compared to $69,862 for the same period of 1998. For the six months ended June 30, 1999 and 1998, revenues totaled $807,767 and $118,642, respectively. Revenues include life insurance premium and net investment income. Premium income for the three months ended June 30, 1999 and the six month ended June 30, 1999 totaled $413,042 and $534,113, respectively. There was not any premium income during 1998. Net investment income increased from $118,642 for the six months ended June 30, 1998 to $273,646 for the same period during 1999. Now that the public offering is completed, a larger invested asset base exits which creates greater investment earnings. Additionally, cash provided through the sale of insurance has also been invested.

Benefits and expenses totaled $825,433 for the six months ended June 30, 1999. Results for 1999 included expenses related to insurance operations such as reserves, agency expenses and premium taxes. There was not any insurance related expenses incurred during 1998. For the six months ended June 30, 1999, the increase in life insurance reserves totaled $216,643. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written these reserves will continue to increase. Commission expense totaled $309,209 for the six months ended June 30, 1999. The commission expense is based on a percentage of premium and is determined in the product design. Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions and management fees incurred in the first policy year. For the first six months of 1999, $442,583 of these costs have been capitalized as Policy Acquisition Deferred. The related amortization for the same period totaled $110,185. Premium taxes, which totaled $8,247 for the six months ended June 30, 1999, are incurred as a percentage of premium collected and payable to the Kansas Department of Insurance. Agency expense are costs associated with the recruiting, training, development and incentives of the sales agents as well as marketing costs. These costs totaled $38,979 for the six months ended June 30, 1999.

Salaries, wages and employee benefits increased from $203,400 to $357,613 for the six month periods ended June 30, 1998 and 1999, respectively. Additional personnel have been hired for the administration of life insurance operations. Professional fees increased to $37,277 from $7,325 for the six months ended June 30, 1999 and 1998, respectively. This increase is related to accounting and legal fees associated with the registration of the Company's securities with the Securities and Exchange Commission. Administrative fees- related party are fees paid to First Alliance Corporation, a shareholder of the Company. These fees are for underwriting and accounting services. During the first six months of 1999, these fees totaled $29,424 as compared to $12,000 for the first six months of 1998.

Consolidated Financial Condition


The following comparisons involve capital transactions from December 31, 1998 to June 30, 1999: Total assets increased from $11,509,011 at December 31, 1998 to $12,200,394 at June 30, 1999. While short-term investment decreased from $10,718,261 at December 31, 1998 to $10,484,368 at June 30, 1999, cash and cash equivalents increased from $624,919 at December 31, 1998 to $1,117,588 at June 30, 1999. This change is due to the maturity of short-term investments and the timing of the re-investment of funds. A significant portion of the cash and cash equivalents is held in certificates of deposits with three month maturities. Deferred policy acquisition costs increased from $54,585 at December 31, 1998 to $111,320 at June 30, 1999 resulting from the capitalization of acquisition expenses related to the sale of life insurance.

Liabilities increased to $690,889 at June 30, 1999 from $68,173 at December 31, 1998. Life insurance related policy liabilities are the primary reason for this increase. Policy reserves established due to the sale of life insurance totaled $540,675 at June 30, 1999. Policy reserves at December 31, 1998 totaled $15,048 due to limited insurance marketing during 1998. Federal income taxes payable are primarily the due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC.


Liquidity

FLAC's insurance operations generally receive adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. The Company's invested assets are readily marketable and highly liquid.


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

             Not Applicable

Item 5.      Other Information

             Not Applicable

Item 6.      Exhibits and Reports on Form 8-K

             Exhibits  - None

   Form 8-K

   The Company did not file any reports on Form 8-K during the six months ended June 30, 1999

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First American Capital Corporation
(registrant)





/s/ Rickie D. Meyer                                Date    August 13, 1999
Rickie D. Meyer, President



/s/ Chris J. Haas                                  Date    August 13, 1999
Chris J. Haas, Secretary/Treasurer