Form 10QSB
period 1999-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 1999-11-15
CIK 1082084

                            United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549

                            FORM 10-QSB
                            (Mark One)


[X] Quarterly Report Pursuant to Section 14 or 15(d) of the Securities
     Exchange Act of 1934 for the Period Ended September 30, 1999

                                or

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

Common Stock, No Par Value - 5,468,860 shares as of November 10, 1999

                    FIRST AMERICAN CAPITAL CORPORATION

                         INDEX TO FORM 10-QSB


Part I.      FINANCIAL INFORMATION                                Page No.

Item 1.  Financial Statements:


    Condensed Consolidated Balance Sheets at
      September 30, 1999 and September 30, 1998                      1

    Condensed Consolidated Statements of Operations
      for the three months ended September 30, 1999
      and 1998 and for the nine months ended September
      30, 1999 and 1998                                              3

    Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1999 and 1998                  4

    Notes to Condensed Consolidated Financial Statements             5

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            8

Part II.

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures


             FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 30,   December 31,
                                                    1999            1998
                                                 (Unaudited)
Assets:
Investments:
Short-term investments                        $  10,776,472   $  10,718,261
                                              -------------   -------------
Total investments                                10,776,472      10,718,261

Cash and cash equivalents                           683,715         624,919
Accrued investment income                            70,273          53,444
Deferred policy acquisition costs
 (net of amortization of $116,483
  in 1999 and $229 in 1998)                         502,819          13,119
Federal income tax recoverable                       15,072               -
Other prepaid expenses                               20,422           7,921
Office furniture and equipment,
 less accumulated depreciation of
 $27,102 and $17,005 in 1999 and 1998,
 respectively                                        34,783          30,843
Leasehold improvements (net of accumulated
 amortization of $3,400 and $2,738 in 1999
 and 1998, respectively)                                  -             662
Advances to agents                                  117,935          54,585
Other assets (see note E)                            32,417           5,257
                                              -------------   -------------
Total Assets                                  $  12,253,908   $   1,509,011
                                              =============   =============

See notes to condensed consolidated financial statements.

             FIRST AMERICAN CAPITAL CORPORATION

        CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                September 30,   December 31,
                                                    1999            1998
                                                 (Unaudited)

Liabilities and Shareholders' Equity

Policy and contract liabilities:
 Life policy reserves                         $     277,228   $       5,494
 Deposits on pending policy applications            206,797           9,554
 Policyholder premium deposits                       59,273               -
 Reinsurance premiums payable                        13,496               -
                                              -------------   -------------
Total policy and contract liabilities               556,794          15,048

Federal income taxes payable                        105,548           8,721
Commissions, salaries, wages and benefits
 payable                                             46,374           2,832
Accounts payable to affiliate                        12,719          15,129
Accounts payable and accrued expenses                33,764          26,443
                                              -------------   -------------
Total liabilities                                   755,199          68,173


Shareholders' equity:

Preferred stock, 6% non-cumulative
 convertible callable, $5.00 par and
 liquidation value; 550,000 shares
 authorized; 160 and 541,506 outstanding
 at September 30, 1999 and December 31,
 1998, respectively                                       -       2,707,530

Common stock, $.10 par value, 8,000,000
 shares authorized; 2,720,000 shares issued
 and 5,468,860 outstanding at September 30,
 1999 and 2,720,000 shares issued and
 3,261,500 outstanding at December 31, 1998         546,886         326,150

Additional paid in capital                       12,237,925       9,600,478
Retained earnings-deficit                        (1,284,102)     (1,191,320)
Less: 20,000 treasury shares held at cost            (2,000)         (2,000)
                                              -------------   -------------
Total shareholders' equity                       11,498,709      11,440,838
                                              -------------   -------------
Total liabilities and shareholders' equity    $  12,253,908   $  11,509,011
                                              =============   =============

See notes to condensed consolidated financial statements.

             FIRST AMERICAN CAPITAL CORPORATION

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three months ended            Nine months ended
                       September 30, September 30,  September 30, September 30,
                           1999          1998           1999          1998
                        (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Revenues

Premium Income         $   250,042   $         -    $   784,155   $         -
Net Investment Income      134,451       101,104        408,105       219,746
                       -----------   -----------    -----------   -----------
Total revenue              384,493       101,104      1,192,260       219,746


Benefits and expenses

Increase in policy
 reserves                   55,091             -        271,734             -
Interest credited on
 premium deposit funds         372             -          1,728             -
Commissions                147,857             -        457,066             -
Policy acquisition
 costs deferred           (213,372)            -       (655,955)            -
Amortization of
 deferred policy
 acquisition costs          56,070             -        166,255             -
Agency expenses             35,414             -         74,393             -
Salaries, wages and
 employee benefits         160,770       137,566        518,383       340,966
Professional fees           19,215        12,557         56,492        19,882
Administrative fees
 - related party            14,413         6,000         43,837        18,000
Premium tax expense          5,241             -         13,488             -
Rent                         8,237         7,917         24,073        23,753
Depreciation and
 amortization                3,796         2,384         10,759         5,524
Other expenses              64,650        28,288        200,934       111,283
                       -----------   -----------    -----------   -----------
Total benefits
 and expenses              357,754       194,712      1,183,187       519,408
                       -----------   -----------    -----------   -----------
Income from operations      26,739       (93,608)         9,073      (299,662)
                       -----------   -----------    -----------   -----------
Federal income taxes        31,801         1,308        101,855         6,290
                       -----------   -----------    -----------   -----------
Net income/(loss)      $    (5,062)  $   (94,916)   $   (92,782)  $  (305,952)
                       ===========   ===========    ===========   ===========

Net income/(loss)
 per common share
 - basic and diluted   $         -   $     (0.03)   $     (0.02)  $     (0.10)
                       ===========   ===========    ===========   ===========


See notes to condensed consolidated financial statements.


             FIRST AMERICAN CAPITAL CORPORATION

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine months ended
                                            September 30,      September 30,
                                                1999               1998
                                             (Unaudited)        (Unaudited)
Cash flows provided/(used)
 in operating activities:

  Net loss                                  $    (92,782)      $   (305,952)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
   Depreciation                                   10,097              4,674
   Amortization of leasehold improvements            662                850
   Amortization of deferred acquisition
    costs                                        166,255                  -
   Changes in operating assets and
    liabilities
     Accrued investment income                   (16,829)           (66,386)
     Prepaid expenses                            (12,501)             2,141
     Advances to agents                          (63,350)           (11,466)
     Federal income tax recoverable              (15,072)                 -
     Other assets                                (27,160)            (1,346)
     Policy liabilities                          541,746                  -
     Federal income taxes payable                 96,827               (993)
     Commissions, salaries, wages and
      benefits payable                            43,542           (107,687)
     Accounts payable to affiliate                (2,410)            13,406
     Accounts payable and accrued expenses         7,321             (5,328)
                                            ------------       ------------
   Net cash provided/(used) in operating
    activities                                   636,346           (478,087)


Cash flows used in investing activities:

   Deferred policy acquisition costs            (655,955)                 -
   Maturity of short-term investments                  -                  -
   Purchase of short-term investments            (58,211)        (5,164,112)
   Capital expenditures - office equipment       (14,037)           (17,559)
                                            ------------       ------------
Net cash used in investing activities           (728,203)        (5,181,671)


Cash flows provided by financing activities:

   Proceeds from public stock offering           209,850          7,331,700
   Cost of public stock offering                 (59,197)          (771,491)
                                            ------------       ------------
Net cash provided by financing activities        150,653          6,560,209


Increase in cash and cash equivalents             58,796            900,451

Cash and cash equivalents beginning of
 period                                          624,919            120,658
                                            ------------       ------------
Cash and cash equivalents at end of period  $    683,715       $  1,021,109
                                            ============       ============


See notes to condensed consolidated financial statements.

             FIRST AMERICAN CAPITAL CORPORATION

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 1999

(A) Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the nine month period ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(B) Subsidiary Operations

The Company's wholly owned subsidiary, First Life America Corporation ("FLAC"), results of operations are included in the condensed consolidated financial information for the nine month periods ending September 30, 1999 and 1998. The Company's venture capital subsidiary, First Capital Venture Inc. ("FCVI"), has not been capitalized or commenced operations.

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

(D) Investments

The carrying value of short-term investments approximates their fair value. At September 30, 1999 and December 31, 1998, the fair value of short-term investments was $10,776,472 and $10,718,261, respectively.

(E) Other assets

Included in "Other assets" at September 30, 1999 is a $25,000 deposit that the company placed in escrow with Columbian Title Insurance Company to purchase approximately seven acres of land in Topeka, Kansas for $325,000. Tests and surveys have been completed and closing will occur no later than December 1, 1999. Management is currently considering the construction of a home office building on a portion of the land, however, no definite plans have been determined.

(F) Deferred Policy Acquisition Costs

Certain costs related to the acquisition of life insurance have been deferred to the extent recoverable from future policy revenues and gross profits. These acquisition costs are being amortized over the premium paying period of the related policies.

(G) Net Loss Per Common Share

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

Net loss per common share is based upon the weighted average number of common shares outstanding each period. For the nine months ended September 30, 1999 and 1998, all shares are assumed to be outstanding for the entire period.
The weighted average outstanding common shares were 5,468,860 in 1999 and 2,993,683 in 1998.


(H) Federal Income Taxes

The company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At September 30, 1999 and 1998 estimated Federal Income Tax expense was $101,855 and $6,290, respectively. The Federal Income Tax expense at September 30, 1999 included $584 of current tax expense and $101,271 of deferred tax expense, and September 30, 1998 included $6,290 of current tax expense and no deferred tax expense. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.


(I) Related Party Transactions


Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year premiums 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $198,888 for the nine months ended September 30, 1999.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $43,837 of management fees during the nine months ended
September 30, 1999.   FAC also owns approximately 9.9% of the Company's
outstanding common shares.

(J) Concentrations of Credit Risk

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

(K) Conversion of Preferred Stock

The public offering was sold in units consisting of one share of common and one share of preferred stock. Each preferred share was convertible into four shares of common stock. A subscriber could elect, at the time of the sale, to convert their shares of preferred stock to shares of common stock prior to the issuance of stock certificates. The subscriber was allowed to revoke this conversion during a six month period starting on the date the offering was completed. The offering was completed on January 11, 1999 and conversions
were allowed until July 11, 1999.   On July 11, 1999, substantially all of
the preferred shareholders converted their preferred shares to common shares.

(L) Segment Information

The segment data that follows has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131. requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of September 30, 1999 and December 31, 1998 and for the nine months ended September 30, 1999 and 1998 is as follows:

                         Three months ended             Nine months ended
                     September 30, September 30,   September 30, September 30,
                         1999          1998            1999          1998
                      (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues:
 Life and annuity
  insurance
  operations         $   288,333   $    17,442     $   898,404   $    51,752
 Corporate
  operations              96,160        83,662         293,856       167,994
                     -----------   -----------     -----------   -----------
Total revenue        $   384,493   $   101,104     $ 1,192,260   $   219,746
                     ===========   ===========     ===========   ===========


Investment Income:
 Life and annuity
  insurance
  operations         $    38,292   $    17,442     $   114,242   $    51,752
 Corporate
  operations              96,160        83,662         293,856       167,994
                     -----------   -----------     -----------   -----------
Total revenue        $   134,452   $   101,104     $   408,098   $   219,746
                     ===========   ===========     ===========   ===========

Income (loss)before
 income taxes:
 Life and annuity
  insurance
  operations         $   120,777   $    12,702     $   329,401   $    45,906
 Corporate
  operations             (94,038)     (106,310)       (320,328)     (345,568)
                     -----------   -----------     -----------   -----------
Total revenue        $    26,739   $   (93,608)    $     9,073   $  (299,662)
                     ===========   ===========     ===========   ===========


Depreciation and
 amortization
 expense:
 Life and annuity
  insurance
  operations         $    56,070   $         -     $   166,255   $         -
 Corporate
  operations               3,796         2,384          10,759         5,524
                     -----------   -----------     -----------   -----------
Total revenue        $    59,866   $     2,384     $   177,014   $     5,524
                     ===========   ===========     ===========   ===========


Segment asset information as of September 30, 1999 and December 31, 1998.

                                                   1999              1998
                                                (unaudited)
  Assets:
    Life and annuity insurance operations     $   4,036,646     $   3,113,186
    Corporate operations                          8,217,262         8,395,825
                                              -------------     -------------
         Total                                $  12,253,908     $  11,509,011
                                              =============     =============

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

Results of Operations

The Company completed a Kansas intra-state offering on January 11, 1999 raising total capital of $13,750,000. The offering, which commenced on March 11, 1997, provided capital to form a wholly owned life insurance subsidiary, First Life America Corporation ("FLAC"); form a venture capital subsidiary, First Capital Venture, Inc. ("FCVI") and provide working and acquisition capital. FLAC commenced insurance operations on a limited basis in November of 1998. In January of 1999, FLAC began full insurance operations. Until the marketing of life insurance began, the Company was in the development stage. Comparisons of operations between the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998 are not comparable since insurance operations did not begin until November of 1998.

Revenues for the three months ended September 30, 1999 totaled $384,493 as compared to $101,104 for the same period of 1998. For the nine months ended September 30, 1999 and 1998, revenues totaled $1,192,260 and $219,746, respectively. Revenues include life insurance premium and net investment income. Premium income for the three months ended September 30, 1999 and the nine month period ended September 30, 1999 totaled $250,042 and $784,155, respectively. There was not any premium income during the nine months ended September 30, 1998. Net investment income increased from $219,746 for the nine months ended September 30, 1998 to $408,105 for the same period during 1999. Now that the public offering is completed, a larger invested asset base exits which creates greater investment earnings. Additionally, cash provided through the sale of insurance has also been invested.

Benefits and expenses totaled $1,183,187 for the nine months ended September 30, 1999. Results for 1999 included expenses related to insurance operations such as reserves, agency expenses and premium taxes. There were not any insurance related expenses incurred during 1998. For the nine months ended September 30, 1999, the increase in life insurance reserves totaled $271,734. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written these reserves will continue to increase. Commission expense totaled $457,066 for the nine months ended September 30, 1999. The commission expense is based on a percentage of premium and is determined in the product design. Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions and management fees incurred in the first policy year. For the first nine months of 1999, $655,955 of these costs have been capitalized as Policy Acquisition Deferred. The related amortization for the same period totaled $166,255. Premium taxes, which totaled $13,488 for the nine months ended September 30, 1999, are incurred as a percentage of premium collected and payable to the Kansas Department of Insurance. Agency expenses are costs associated with the recruiting, training, development and incentives of the sales agents as well as marketing costs. These costs totaled $74,393 for the nine months ended September 30, 1999.

Salaries, wages and employee benefits increased from $340,966 to $518,383 for the nine month periods ended September 30, 1998 and 1999, respectively. Additional personnel have been hired for the administration of life insurance operations. Professional fees increased to $56,492 from $19,882 for the nine months ended September 30, 1999 and 1998, respectively. This increase is related to accounting and legal fees associated with the registration of the Company's securities with the Securities and Exchange Commission. Administrative fees- related party are fees paid to First Alliance Corporation, a shareholder of the Company. These fees are for underwriting and accounting services. During the first nine months of 1999, these fees totaled $43,837 as compared to $18,000 for the first nine months of 1998.

Consolidated Financial Condition

The following comparisons involve capital transactions from December 31, 1998 to September 30, 1999:

Total assets increased from $11,509,011 at December 31, 1998 to $12,253,908 at September 30, 1999. Both short-term investments and cash and cash equivalents have increased from December 31, 1998. This is due to the growth of the insurance operations during the period from December 31, 1998 to September 30, 1999. A significant portion of the cash and cash equivalents is held in certificates of deposits with three month maturities. Deferred policy acquisition costs, net of amortization, increased from $13,119 at December 31, 1998 to $502,819 at September 30, 1999 resulting from the capitalization of acquisition expenses related to the sale of life insurance.

Liabilities increased to $755,199 at September 30, 1999 from $68,173 at December 31, 1998. Life insurance related policy liabilities are the primary reason for this increase. Policy reserves established due to the sale of life insurance totaled $556,794 at September 30, 1999. Policy reserves at December 31, 1998 totaled $15,048 due to limited insurance marketing during 1998. Federal income taxes payable are primarily the due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC.


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

The ultimate risk of the year 2000 issue is the Company's inability to continue as a going concern in the event of major computer system failure. The impact could alter, not only the Company's ability to transact business, but also global financial systems. Even though the Company is confident that these issues will not cause significant internal problems, a danger exists regarding the lack of preparedness of consumers and other institutions, including federal and state government.

The Company has developed contingency plans to address any system failure related to the year 2000. These plans are currently being tested.

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

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits  - None

   Form 8-K

   The Company did not file any reports on Form 8-K during the nine months ended September 30, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First American Capital Corporation
(registrant)





/s/ Rickie D. Meyer                         Date      November 12, 1999
Rickie D. Meyer, President



/s/ Chris J. Haas                           Date      November 12, 1999
Chris J. Haas, Secretary/Treasurer