Form 10QSB
period 2000-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2000-05-12
CIK 1082084

         United States Securities and Exchange Commission
                           FORM 10-QSB
                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From     to      .


                Commission file number : 0-25679


              FIRST AMERICAN CAPITAL CORPORATION
     (exact name of registrant as specified in its charter)

    Kansas                                           48-1187574
State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)               number)



       3360 S.W. Harrison Street, Suite 100  Topeka, Kansas  66611
              (Address of principal executive offices)


                         (785) 267-7077
                       (Telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



             Applicable Only to Corporate Insurers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value - 5,468,860 shares as of May 8, 2000

               FIRST AMERICAN CAPITAL CORPORATION

                      INDEX TO FORM 10-QSB



Part I.     FINANCIAL INFORMATION


Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets as of March 31, 2000
   and December 31, 1999. . . . .  .. . . . . . . . . . . . . . . . .   1

Condensed Consolidated Statements of Operations for the
   three months ended March 31, 2000 and 1999 . . . . . . . . . . . .   3

Condensed Consolidated Statements of Cash Flows for the
   three months ended March 31, 2000 and 1999 . . . . . . . . . . . .   4

Notes to Condensed Consolidated Financial Statements . . . . . . . .    5

Management's Discussion and Analysis or Plan of Operation. . . . . .   10

Part II.

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                FIRST AMERICAN CAPITAL CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,     December 31,
                                                    2000           1999
                                                -------------  -------------
Assets                                           (Unaudited)

Investments:
   Available-for-sale fixed maturities,
    at fair value (amortized cost, $3,709,707
    and 2,667,167) in 2000 and 1999,
    respectively)                               $   3,666,567  $   2,631,102
   Investment in real estate                          325,169        325,169
   Short-term investments                           6,853,534      7,649,382
                                                -------------  -------------
Total investments                                  10,845,270     10,605,653

Cash and cash equivalents                             898,219        793,885
Accrued investment income                             140,040        111,352
Federal income tax recoverable                         14,354         16,854
Deferred policy acquisition costs
(net of accumulated amortization of
 $334,023 and $234,751 in 2000 and 1999,
 respectively)                                        871,028        680,211
Prepaid expenses                                       14,112         13,633
Office furniture and equipment, (less
 accumulated depreciation of $32,193 and
 $31,259 in 2000 and 1999, respectively)               31,507         32,198
Advances to agents                                    119,339        107,951
Premiums receivable                                    23,403          8,565
Other assets                                           15,771         11,033
                                                -------------  -------------
Total assets                                    $  12,973,043  $  12,381,335
                                                =============  =============

See notes to condensed consolidated financial statements.



                  FIRST AMERICAN CAPITAL CORPORATION

           CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                  March 31,     December 31,
                                                    2000           1999
                                                -------------  -------------
Liabilities and Shareholders' Equity             (Unaudited)

Policy and contract liabilities:
  Annuity contract liabilities                  $     151,793  $      11,282
  Life policy reserves                                534,759        374,298
  Deposits on pending policy applications             362,462        221,413
  Policyholder premium deposits                        58,903         66,321
  Reinsurance premiums payable                          9,991         11,845
                                                -------------  -------------
Total policy and contract liabilities               1,117,908        685,159

Federal income taxes payable:
  Deferred                                            242,786        147,865
Other taxes payable                                    10,537         21,639
Commissions, salaries, wages and benefits
  payable                                              85,045         67,806
Accounts payable and accrued expenses                  22,551         30,542
Accounts payable to affiliate                          44,678          9,160
                                                -------------  -------------
Total liabilities                                   1,523,505        962,171


Shareholders' equity:

Common stock, $.10 par value, 8,000,000 shares
  authorized; 5,468,860 shares issued and
  outstanding at March 31, 2000 and December 31,
  1999                                                546,886        546,886
Additional paid in capital                         12,230,005     12,230,005
Retained earnings - deficit                        (1,296,880)    (1,331,924)
Accumulated other comprehensive income (loss)         (28,473)       (23,803)
Less: 20,000 treasury shares held at cost              (2,000)        (2,000)
                                                -------------  -------------
Total shareholders' equity                         11,449,538     11,419,164
                                                -------------  -------------
Total liabilities and shareholders' equity      $  12,973,043  $  12,381,335
                                                =============  =============

See notes to condensed consolidated financial statements.




                 FIRST AMERICAN CAPITAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three months ended
                                                   March 31,      March 31,
                                                     2000           1999
                                                -------------  -------------
                                                 (Unaudited)    (Unaudited)

Revenues
  Gross premium income                          $     541,702  $     121,071
  Reinsurance premiums ceded                          (15,311)             -
                                                -------------  -------------
  Net Premium income                                  526,391        121,071
  Net investment income                               160,612        137,192
                                                -------------  -------------
  Total revenue                                       687,003        258,263

Benefits and expenses
  Increase in policy reserves                         160,461         39,839
  Policyholder surrender values                            37              -
  Interest credited on annuities
   and premium deposits                                 2,305              -
  Commissions                                         205,767         72,679
  Policy acquisition costs deferred                  (290,089)      (103,448)
  Amortization of deferred policy
   acquisition costs                                   99,272          6,125
  Salaries, wages and employee benefits               169,978        195,986
  Miscellaneous taxes                                  10,537              -
  Administrative fees - related party                  32,167          6,851
  Other operating costs and expenses                  161,698        117,109
                                                -------------  -------------
    Total benefits and expenses                       552,133        335,141
                                                -------------  -------------
Income (loss) before income tax expense               134,870        (76,878)
                                                -------------  -------------
Income tax expense                                     99,826         11,600
                                                -------------  -------------
Net Income (loss)                               $      35,044  $     (88,478)
                                                =============  =============
Net Income (loss) per common share-basic
  and diluted                                   $        0.01  $       (0.03)
                                                =============  =============

See notes to condensed consolidated financial statements.



                 FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three months ended
                                                   March 31,      March 31,
                                                     2000           1999
                                                -------------  -------------
                                                 (Unaudited)    (Unaudited)

Operating activities:

Net income (loss)                               $      35,044  $     (88,478)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Interest credited on annuities and premium
   deposits                                             2,305              -
  Provision for depreciation and amortization           3,243          3,302
  Amortization of premium and accretion of
   discount on fixed maturity investments              (1,263)             -
  Provision for deferred federal income taxes          97,326         11,600
  Increase in accrued investment income               (28,688)       (14,874)
  Decrease in federal income tax recoverable            2,500              -
  Increase in deferred policy acquisition costs,
   net                                               (190,817)       (97,323)
  Decrease (increase) in prepaid expenses                (479)        (8,047)
  Increase in agent advances                          (11,388)       (71,698)
  Increase in premiums due                            (14,838)             -
  Increase in other assets                             (4,738)        (5,597)
  Increase in policy reserves                         160,461         39,839
  Increase in deposits on pending policy
   applications                                       141,049        372,398
  Increase (decrease) in reinsurance premiums
   payable                                             (1,854)             -
  Increase (decrease)  in commissions, salaries,
   wages and benefits payable                          17,239          7,321
  Increase (decrease) in accounts payable to
   affiliate                                           35,518           (698)
  Increase (decrease) in accounts payable,
   accrued expenses and other liabilities             (19,093)        (9,276)
                                                -------------  -------------
Net cash provided by (used in) operating
 activities                                           221,527        138,469


Investing activities:
  Purchase of available-for-sale fixed
   maturities                                      (1,041,193)             -
  Short-term investments (acquired) disposed,
   net                                                795,765        244,368
  Sales (purchases) of furniture and equipment,
   net                                                 (2,552)        (3,249)
                                                -------------  -------------
Net cash provided by (used in) investing
 activities                                          (247,980)       241,119


Financing activities:
  Proceeds from public stock offering                       -        212,350
  Cost of stock offerings                                   -        (56,018)
  Deposits on annuity contracts, net                  139,093              -
  Policyholder premium deposits, net                   (8,306)             -
                                                -------------  -------------
Net cash provided by financing activities             130,787        156,332
                                                -------------  -------------
Increase(decrease) in cash and cash equivalents       104,334        535,920

Cash and cash equivalents, beginning of year          793,885        624,919
                                                -------------  -------------
Cash and cash equivalents, end of year          $     898,219  $   1,160,839
                                                =============  =============

See notes to condensed consolidated financial statements.


(A)  Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the three month period ended March 31, 2000 and 1999 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

(B)  Subsidiary Operations

The Company's wholly owned subsidiary, First Life America Corporation ("FLAC"), results of operations are included in the condensed consolidated financial information for the three month periods ending March 31, 2000 and 1999. The Company's venture capital subsidiary, First Capital Venture Inc. ("FCVI"), has not been capitalized or commenced operations.

(C)  Investments

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at March 31, 2000:



                                         Gross         Gross
                          Amortized    Unrealized    Unrealized      Fair
                             Cost        Gains         Losses        Value
                         -----------  ------------  -----------   -----------
U.S. Government Bonds    $   888,820  $          -  $     4,279   $   884,541
Special Revenue Bonds      1,094,277           538       17,305     1,077,510
Corporate Bonds            1,366,610         3,835       25,929     1,344,516
Certificates of Deposit      360,000             -            -       360,000
                         -----------  ------------  -----------   -----------
                         $ 3,709,707  $      4,373  $    47,513   $ 3,666,567
                         ===========  ============  ===========   ===========


The fair values for investments in fixed maturities are based on quoted market prices.


(C)  Investments (continued)

During 1999, the Company acquired approximately seven acres of land, located in Topeka, Kansas, at a total purchase price of $325,169. Management has tentative plans to construct a building on approximately one-third of this land, to be used as a home office. A definitive construction contract has yet to be executed. It is anticipated that the remaining portion of the land will be sold. Financing for the construction of the building has yet to be determined.

The carrying value of short-term investments approximates their fair value. At March 31, 2000 and December 31, 1999, the fair value of short-term investments was $6,853,534 and $7,649,382, respectively.

(D)  Other assets

Included in "Other Assets" at March 31, 2000 and December 31, 1999 is a $5,000 deposit the Company placed in escrow to purchase a tract of vacant land, measuring approximately 500 X 90 feet. Preliminary tests and surveys have been completed, and closing is expected to occur on May 12, 2000 if the Company's offer of $81,081 is accepted.

(E)  Deferred Policy Acquisition Costs

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new insurance contracts have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves.

(F)  Net Earnings (Loss) Per Common Share

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." All earnings and losses per share amounts for all periods have been presented to conform with the requirements of SFAS No. 128.

Net loss per common share is based upon the weighted average number of common shares outstanding each period. For the three months ended March 31, 2000 and 1999, all shares are outstanding for the entire period. The weighted average outstanding common shares were 5,468,860 in 2000 and 1999.

(G)  Federal Income Taxes

The company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At March 31, 2000 and 1999 estimated Federal Income Tax expense was $99,826 and $11,600, respectively. The Federal Income Tax expense at March 31, 2000 included $2,500 of current tax expense and $97,326 of deferred tax expense, and March 31, 1999 included $11,600 of deferred tax expense and no current tax expense. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

(H)  Related Party Transactions

Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $155,463 for the three months ended March 31, 2000 and $30,769 for the three months ended March 31, 1999.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $32,167 and $6,851 of management fees during the three
months ended March 31, 2000 and 1999, respectively.   FAC also owns
approximately 9.6% of the Company's outstanding common shares.

(I)  Concentrations of Credit Risk

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among government, special revenue, and corporate bonds. Credit risk is further minimized by investing in certificates of deposit. Certain certificates of deposit and cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation ("FDIC"). The principal of the certificates of deposit which exceed $100,000 is protected through additional insurance. Uninsured cash balances total $646,626 at March 31, 2000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

(J)       Comprehensive Income


The components of comprehensive income (loss) along with the related tax effects are presented below for the quarter ended March 31, 2000. There was no comprehensive income (loss) reported for the quarter ended March 31, 1999 because there were no investments in fixed maturities until the fourth quarter of 1999.


                                                     Three months ended
                                                   March 31,      March 31,
                                                     2000           1999
                                                -------------  -------------
Unrealized gain/(loss) on available-for
  -sale securities:
  Unrealized holding gain/(loss) during
   the period                                   $     (43,140) $           -
     Tax benefit/(expense)                             14,667              -
                                                -------------  -------------
   Other comprehensive income/(loss)            $     (28,473) $           -
                                                =============  =============

Net income/(loss)                               $      35,044  $     (88,478)

  Other comprehensive income/(loss) net
   of tax effect:
    Unrealized investment gain/(loss)                 (28,473)             -
                                                -------------  -------------
  Comprehensive income/(loss)                   $       6,571  $     (88,478)
                                                =============  =============
  Net income/(loss) per common share -
   basic and diluted                            $           -  $        (.03)
                                                =============  =============



(K)  Segment Information

The segment data that follows has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about
Segments of an Enterprise and Related Information."  SFAS No. 131. requires a
"management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments.
The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of March 31, 2000 and December
31, 1999 and for the three months ended March 31, 2000 and 1999 is as follows:


                                                     2000           1999
                                                -------------  -------------
Revenues:
  Life and annuity insurance operations         $     577,177  $     158,725
  Corporate operations                                109,826         99,538
                                                -------------  -------------
    Total                                       $     687,003  $     258,263
                                                =============  =============

Income (loss) before income taxes:
  Life and annuity insurance operations         $     182,055  $      77,452
  Corporate operations                                (47,185)      (154,330)
                                                -------------  -------------
    Total                                       $     134,870  $     (76,878)
                                                =============  =============

Assets:
  Life and annuity insurance operations         $   4,916,787  $   4,255,380
  Corporate operations                              8,056,256      8,125,955
                                                -------------  -------------
    Total                                       $  12,973,043  $  12,381,335
                                                =============  =============

Depreciation and amortization expense:
  Life and annuity insurance operations         $      99,272  $       6,125
  Corporate operations                                  3,243          3,302
                                                -------------  -------------
    Total                                       $     102,515  $       9,427
                                                =============  =============


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION


The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in this report, which are not historical facts, are forward-looking statements that involve risks and uncertainties that cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statements. In addition to the risks and uncertainties or ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

The Company completed a Kansas intra-state offering on January 11, 1999 raising total capital of $13,750,000. The offering, which commenced on March 11, 1997, provided capital to form a wholly owned life insurance subsidiary, First Life America Corporation ("FLAC"); form a venture capital subsidiary, First Capital Venture, Inc. ("FCVI") and provide working and acquisition capital. In January of 1999, FLAC began full insurance operations. During the first quarter of 1999, FLAC's premium income was derived strictly from first year business, whereas the first quarter of 2000 produced premium income on both first year and renewal business. As compared to first year premium income, renewal income generates fewer direct expenses such as commissions and selling, administrative and general insurance expenses.

Revenues for the three months ended March 31, 2000 totaled $687,003 as compared to $258,263 for the same period of 1999. Revenues include life insurance premium and net investment income. Gross premium income for the three months ended March 31, 2000 and March 31, 1999 totaled $541,702 and $121,071, respectively. Of the $541,702 premium income in 2000, $175,679 was earned from renewal income, a source of income that FLAC did not have during the three months ended March 31, 1999. Additionally, greater first year premium income was earned during the three months ended March 31, 2000 as compared to the same period in 1999 since full scale insurance operations began in January of 1999 with a less experienced sales force. Net investment income increased from $137,192 for the three months ended March 31, 1999 to $160,612 for the same period during 2000. As cash provided through the sale of insurance has been invested, greater investment earnings have been achieved. Additionally, in the second quarter of 1999, management hired an investment manager to increase investment yields.

Benefits and expenses totaled $552,133 and $335,141 during the three months ended March 31, 2000 and 1999, respectively. The increase in life insurance reserves totaled $160,461 for the three months ended March 31, 2000 and $39,839 during the same period of 1999. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Commission expense increased from $72,679 for the three months ended March 31, 1999 to $205,767 for the same period in 2000. Commission expense is based on a percentage of premium and is determined in the product design. Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions and management fees incurred in the first policy year. For the first three months of 2000 and 1999, respectively, $290,089 and $103,448 of these costs have been capitalized as policy acquisition costs deferred. The related amortization for the same periods totaled $99,272 and 6,125, respectively. Premium taxes, which totaled $10,537 for the three months ended March 31, 2000, are incurred as a percentage of premium collected. No provision for premium taxes had been made at March 31, 1999.

Salaries, wages and employee benefits were $195,986 and $169,978 for the three month periods ended March 31, 1999 and 2000, respectively. Special bonuses were given during the first quarter of 1999 related to the completion of the stock sale. Administrative fees - related party are fees paid to First Alliance Corporation, a shareholder of the Company. These fees, which are calculated as a percentage of FLAC's premium income, are for underwriting and accounting services. During the first three months of 2000, these fees totaled $32,167 as compared to $6,851 for the first three months of 1999.

Consolidated Financial Condition

The following comparisons involve significant changes in the consolidated balance sheets from December 31, 1999 to March 31, 2000:

Total assets increased from $12,381,335 at December 31, 1999 to $12,973,043
at March 31, 2000.   During the first three months of 2000, the company
replaced $795,848 of short-term investments with investments in available-for -sale fixed maturities with higher yields. The timing of interest payments increased accrued investment income from $111,352 at December 31, 1999 to $140,040 at March 31, 2000. An estimated current income tax provision of $2,500 for the three months ended March 31, 2000 resulted in the decrease of Federal Income Tax Recoverable from December 31, 1999 to March 31, 2000.

Deferred policy acquisition costs, net of amortization, increased from $680,211 at December 31, 1999 to $871,028 at March 31, 2000 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. Advances to agents include monies advanced to agents for living expenses.

Liabilities increased to $1,523,505 at March 31, 2000 from $962,171 at December 31, 1999. As determined by product design, annuity premiums are not received until year two of the policy contract. Annuity contract liabilities were limited at December 31, 1999 since November of 1999 was the first anniversary of life insurance operations and few policy holders had entered into their second year terms at the close of 1999. Life policy reserves established due to the sale of life insurance totaled $374,298 and $534,759 at December 31, 1999 and March 31, 2000, respectively. Other policy and contract liabilities increased or decreased during the period due to timing of deposits and payments.

Federal income taxes payable are primarily due to deferred taxes that are established as a result of timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. The deferred taxes are based on the operations of FLAC. Other taxes payable consist primarily of premium taxes, which are incurred as a percentage of premium income. Other increases and decreases in payables are due to the timing of payments.

Liquidity

FLAC's insurance operations generally receive adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. A significant portion of the Company's invested assets are readily marketable and highly liquid.

Part II.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule

          (b)  Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First American Capital Corporation
----------------------------------
(registrant)


/s/ Rickie D. Meyer                                    Date   May 15, 2000
---------------------------------------                     -----------------
Rickie D. Meyer, President


/s/ Phillip M. Donnelly                                Date   May 15, 2000
---------------------------------------                     -----------------
Phillip M. Donnelly, Secretary/Treasurer