Form 10QSB
period 2000-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2000-08-15
CIK 1082084

         United States Securities and Exchange Commission
                           FORM 10-QSB
                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Quarterly Period Ended June 30, 2000
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition Period From     to      .


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

Common Stock, $.10 Par Value - 5,468,860 shares as of July 31, 2000

                FIRST AMERICAN CAPITAL CORPORATION

                       INDEX TO FORM 10-QSB


Part I.      FINANCIAL INFORMATION                               Page Numbers

Item 1.  Financial Statements:


     Condensed Consolidated Balance Sheets at June 30,
      2000 and December 31, 1999. . . . . . . . . . . . . . . . . . .  1

     Condensed Consolidated Statements of Operations for the
      three months ended June 30, 2000 and 1999 and for the
      six months ended June 30, 2000 and 1999 . . . . . . . . . . . .  3

     Condensed Consolidated Statements of Cash Flows for the
      six months ended June 30, 2000 and 1999. . . . . . . . . . . . . 4

     Notes to Condensed Consolidated Financial Statements. . . . . . . 6

     Management's Discussion and Analysis of Financial Condition . . . 12 and Results of Operations

Part II.

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                FIRST AMERICAN CAPITAL CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,
                                                    2000           1999
                                                -------------  -------------
Assets                                           (Unaudited)
Investments:
 Securities available for sale, at fair value:
  Fixed maturities (amortized cost, $4,850,088
  in 2000 and $2,667,167 in 1999)               $   4,809,389  $   2,631,102
 Policy loans                                           7,358              -
 Investment in real estate                            461,920        325,169
 Short-term investments                             5,276,297      7,649,382
                                                -------------  -------------
Total investments                                  10,554,964     10,605,653

Cash and cash equivalents                           1,017,338        793,885
Investments in related parties                         16,800              -
Accrued investment income                             146,264        111,352
Federal income tax recoverable                         14,707         16,854
Deferred policy acquisition costs (net of
 amortization of $510,092 and $234,751 in
 2000 and 1999, respectively)                       1,050,113        680,211
Prepaid expenses                                       24,212         13,633
Office furniture and equipment, less
 accumulated depreciation of $34,137 and
 $31,259 in 2000 and 1999, respectively                40,755         32,198
Advances to agents                                     84,772        107,951
Premiums due                                           26,883          8,565
Other assets                                           10,990         11,033
                                                -------------  -------------
Total Assets                                    $  12,987,798  $  12,381,335
                                                =============  =============

See notes to condensed consolidated financial statements.



                  FIRST AMERICAN CAPITAL CORPORATION

           CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                   June 30,     December 31,
                                                    2000           1999
                                                -------------  -------------
Liabilities and Shareholders' Equity             (Unaudited)

Policy and contract liabilities:
 Annuity contract liability                     $     274,327  $      11,282
 Life policy reserves                                 685,706        374,298
 Deposits on pending policy applications              216,032        221,413
 Policyholder premium deposits                         60,612         66,321
 Reinsurance premiums payable                          13,574         11,845
                                                -------------  -------------
Total policy and contract liabilities               1,250,251        685,159

Federal income taxes payable:
 Deferred                                             235,467        147,865
Other taxes payable                                    11,007         21,639
Commissions, salaries, wages and benefits
 payable                                               95,207         67,806
Accounts payable and accrued expenses                  22,479         30,542
Accounts payable to affiliate                          13,215          9,160
                                                -------------  -------------
Total liabilities                                   1,627,626        962,171


Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares
 authorized; 5,468,860 shares issued and
 outstanding at June 30, 2000 and December
 31, 1999                                             546,886        546,886
Additional paid in capital                         12,230,005     12,230,005
Retained earnings-deficit                          (1,237,856)    (1,331,924)
Accumulated other comprehensive income (loss)         (26,863)       (23,803)
Less: treasury shares held at cost (95,000
 shares in 2000 and 20,000 shares in 1999)           (152,000)        (2,000)
                                                -------------  -------------
Total shareholders' equity                         11,360,172     11,419,164
                                                -------------  -------------
Total liabilities and shareholders' equity      $  12,987,798  $  12,381,335
                                                =============  =============

See notes to condensed consolidated financial statements.





                      FIRST AMERICAN CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three months ended         Six months ended
                            June 30,       June 30,    June 30,     June 30,
                              2000           1999        2000         1999
                          -----------    ----------- ------------ -----------
                          (Unaudited)    (Unaudited) (Unaudited)  (Unaudited)
Revenues
 Gross premium income     $   569,531    $   413,042 $  1,111,233 $   534,113
 Reinsurance premiums
  ceded                       (11,892)             -      (27,203)          -
 Net premium income           557,639        413,042    1,084,030     534,113
 Net Investment Income        163,464        136,462      324,076     273,654
 Net realized gain on
  disposal of assets            2,236              -        2,236           -
                          -----------    ----------- ------------ -----------
   Total revenue              723,339        549,504    1,410,342     807,767


Benefits and expenses
 Increase in policy
  reserves                    150,947        176,804      311,408     216,643
 Policyholder surrender
  values                        3,169              -        3,206           -
 Interest credited on
  annuities and premium
  deposits                      4,380          1,240        6,685       1,356
 Commissions                  255,463        236,530      461,230     309,209
 Policy acquisition costs
  deferred                   (355,154)      (339,135)    (645,243)   (442,583)
 Amortization of deferred
  policy acquisition costs    176,069        104,060      275,341     110,185
 Salaries, wages and
  employee benefits           176,510        161,627      346,488     357,613
 Miscellaneous taxes           11,412          8,247       21,949       8,247
 Administrative fees -
  related party                33,912         22,573       66,079      29,424
 Other operating costs and
  expenses                    216,111        118,346      377,809     235,339
                          -----------    ----------- ------------ -----------
 Total benefits and
  expenses                    672,819        490,292    1,224,952     825,433
                          -----------    ----------- ------------ -----------
Income/(loss) before
 income tax expense            50,520         59,212      185,390     (17,666)
                          -----------    ----------- ------------ -----------
Income tax expense             (8,503)        58,454       91,323      70,054
                          -----------    ----------- ------------ -----------
Net Income/(loss)         $    59,023    $       758 $     94,067 $   (87,720)
                          ===========    =========== ============ ===========

Net income/(loss) per
 common share - basic
 and diluted              $      0.01    $     0.00  $       0.02 $     (0.03)
                          ===========    =========== ============ ===========


See notes to condensed consolidated financial statements.



                 FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six months ended

                                                   June 30,       June 30,
                                                     2000           1999
                                                -------------  -------------
                                                 (Unaudited)    (Unaudited)
Operating activities:
Net income (loss)                               $      94,067  $     (87,720)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Interest credited on annuities and premium
  deposits                                              6,685              -
 Provision for depreciation and amortization            6,943          6,397
 Amortization of leasehold improvements                     -            566
 Amortization of premium and accretion of
  discount on fixed maturity and short-term
  investments                                          (4,110)             -
 Interest credited to certificates of deposit
  balances                                            (46,116)             -
 Realized net gain on disposal of assets               (2,236)             -
 Provision for deferred federal income taxes           89,176              -
 Increase in accrued investment income                (34,912)       (13,009)
 Decrease (increase) in federal income tax
  recoverable                                           2,147         (4,000)
 Increase in deferred policy acquisition costs,
  net                                                (369,902)      (332,398)
 Increase in prepaid expenses                         (10,579)       (15,909)
 Decrease (increase) in agent advances                 23,179        (56,735)
 Increase in policy loans                              (7,358)             -
 Increase in premiums due                             (18,318)             -
 Decrease (increase) in other assets                       43         (7,493)
 Increase in policy reserves                          311,408        216,643
 Increase (decrease) in deposits on pending
  policy applications                                  (5,381)       218,487
 Increase in reinsurance premiums payable               1,729              -
 Increase in federal income taxes payable                   -         63,954
 Decrease in other taxes payable                      (10,632)             -
 Increase in commissions, salaries, wages and
  benefits payable                                     27,401         35,681
 Increase in accounts payable to affiliate              4,055         10,895
 Decrease in accounts payable, accrued
  expenses and other liabilities                       (8,063)       (13,441)
                                                -------------  -------------
Net cash provided/(used) in operating
 activities                                     $      49,226  $      21,918
                                                =============  =============

See notes to condensed consolidated financial statements.



                 FIRST AMERICAN CAPITAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)

                                                       Six months ended

                                                   June 30,       June 30,
                                                     2000           1999
                                                -------------  -------------
                                                 (Unaudited)    (Unaudited)
Investing activities:
 Purchase of available-for-sale fixed
  maturities                                    $  (2,179,051) $           -
 Purchase of investments in related parties           (16,800)             -
 Purchase of investments in real estate              (136,751)             -
 Short-term investments (acquired) disposed,
  net                                               2,419,442        233,893
 Disposal (purchases) of furniture and
  equipment, net                                      (13,264)       (10,026)
                                                -------------  -------------
Net cash used in investing activities                  73,576        223,867

Financing activities:
 Proceeds from public stock offering                        -        209,850
 Cost of public stock offering                              -        (53,463)
 Purchase of treasury stock                          (150,000)             -
 Deposits on annuity contracts, net                   258,095              -
 Policyholder premium deposits, net                    (7,444)        90,497
                                                -------------  -------------
Net cash provided by financing activities             100,651        246,884

Increase in cash and cash equivalents                 223,453        492,669

Cash and cash equivalents, beginning of period        793,885        624,919
                                                -------------  -------------
Cash and cash equivalents, end of period        $   1,017,338  $   1,117,588
                                                =============  =============

See notes to condensed consolidated financial statements.


               FIRST AMERICAN CAPITAL CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(A)  Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the six month period ended June 30, 2000 and 1999 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(B)  Subsidiary Operations

The Company's wholly owned subsidiary, First Life America Corporation ("FLAC"), results of operations are included in the condensed consolidated financial information for the six month periods ending June 30, 2000 and 1999. The Company's venture capital subsidiary, First Capital Venture Inc. ("FCVI"), has not been capitalized or commenced operations.

(C)  Investments

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at June 30, 2000:



                                         Gross         Gross
                          Amortized    Unrealized    Unrealized      Fair
                             Cost        Gains         Losses        Value
                         -----------  ------------  -----------   -----------

U.S. Government Bonds    $ 1,331,771  $          -  $     3,190   $ 1,328,581
Special Revenue Bonds      1,142,397         1,649       16,646     1,127,400
Corporate Bonds            2,015,920        15,288       37,800     1,993,408
Certificates of Deposit      360,000             -            -       360,000
                         -----------  ------------  -----------   -----------
                         $ 4,850,088  $     16,937  $    57,636   $ 4,809,389
                         ===========  ============  ===========   ===========


The fair values for investments in fixed maturities are based on quoted market prices.

During 1999, the Company acquired approximately seven acres of land, located in Topeka, Kansas, at a total purchase price of $325,169. Management has plans to construct a building on approximately one-third of this land, to be used as a home office. The building will be approximately 20,800 square feet, of which an estimated 6,500 will be occupied by the Company with the remaining office space to be leased to unaffiliated parties. No third party lease agreements have been executed. For the period ended June 30, 2000, the Company had incurred expenses totaling $136,751 to prepare the land for the project. The land improvement costs have been capitalized and added to the cost of the land, for a total investment in real estate of $461,920.
Contracts have been executed with a designer/architect and a building contractor to complete the project (see note N - Material Commitments). It is anticipated that the remaining portion of the land will be sold after construction of the building is complete.

               FIRST AMERICAN CAPITAL CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(C)  Investments (continued)

The carrying value of short-term investments approximates their fair value.
At June 30, 2000 and December 31,1999, the fair value of short-term investments was $5,276,297 and $7,649,382, respectively.

(D)  Other assets

Included in "Other Assets" at June 30, 2000 and December 31, 1999 is a $5,000 deposit the Company placed in escrow to purchase a tract of vacant land, measuring approximately 500 feet by 90 feet. Closing was expected to occur on May 12, 2000; however, the purchase was not completed due to zoning restrictions. The Company expects to receive a full refund of the $5,000 escrow deposit.

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

(F)  Net Earnings (Loss) Per Common Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the year. The weighted average outstanding common shares was 5,440,618 and 5,444,739 for the three months ended June 30, 2000 and for the six months ended June 30, 2000, respectively. For the three months and the six months ended June 30, 1999, the weighted average outstanding common shares were 3,249,900.

(G)  Federal Income Taxes

The company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At June 30, 2000 and 1999 estimated Federal Income Tax expense was $91,323 and $70,054, respectively. The Federal Income Tax expense at June 30, 2000 included $2,147 of current tax expense and $89,176 of deferred tax expense. At June 30, 1999, Federal Income Tax expense included $1,656 of current tax expense and $68,398 of deferred tax expense. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

               FIRST AMERICAN CAPITAL CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(H)  Related Party Transactions

Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums; 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC retains general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $318,266 for the six months ended June 30, 2000 and $133,374 for the same period ended June
30, 1999.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $66,079 and $29,424, respectively of management fees during
the six months ended June 30, 2000 and 1999.   FAC also owns approximately
9.6% of the Company's outstanding common shares.

(I)  Investments in related parties

On June 20, 2000, the Company purchased 168,000 shares of the common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $16,800. As of July 31, 2000, all of the organizer shares totaling 2,500,000 shares had been sold for total proceeds of $250,000. After MCC's private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. Michael N. Fink, who is the Company's Chairman of the Board, will also serve as a Co-chairman of the Board for MCC.

These shares are not registered under the Securities Act of 1933, are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom.


(J)  Concentrations of Credit Risk

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among government, special revenue, and corporate bonds. Credit risk is further minimized by investing in certificates of deposit. Certain certificates of deposit and cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation ("FDIC"). However, both certificates of deposit balances and cash balances exceeding this maximum are protected through additional insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

               FIRST AMERICAN CAPITAL CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(K)            Comprehensive Income

The components of comprehensive income (loss) along with the related tax effects are presented below for the three months and the six months ended June 30, 2000 and for the three months and the six months ended June 30, 1999. There were no unrealized gains or losses reported on available-for-sale securities for the periods in 1999 because there were no investments in such securities until the fourth quarter of 1999.


                              Three months ended         Six months ended
                            June 30,       June 30,    June 30,     June 30,
                              2000           1999        2000         1999
                          -----------    ----------- -----------  -----------
Unrealized gain/(loss)
 on available-for-sale
 securities:
 Unrealized holding gain
  /(loss) during the
  period                  $     2,441    $         - $    (4,634) $         -
 Tax benefit/(expense)           (831)             -       1,574            -
                          -----------    ----------- -----------  -----------
 Other comprehensive
  income/(loss)           $     1,610    $         - $    (3,060) $         -
                          ===========    =========== ===========  ===========

Net income/(loss)         $    59,023    $       758 $    94,067  $   (87,720)

Other comprehensive
 income/(loss) net
 of tax effect:
 Unrealized investment
  gain/(loss)                   1,610              -      (3,060)           -
                          -----------    ----------- -----------  -----------
 Comprehensive income
 /(loss)                  $    60,633    $       758 $    91,007  $   (87,720)
                          ===========    =========== ===========  ===========

Net income/(loss) per
 common share - basic
 and diluted              $      0.01    $     0.00  $      0.02  $     (0.03)
                          ===========    =========== ===========  ===========


               FIRST AMERICAN CAPITAL CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(L)  Segment Information

The segment data that follows has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131. requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of June 30, 2000 and December
31, 1999 and for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999 is as follows:


                              Three months ended         Six months ended
                            June 30,       June 30,    June 30,     June 30,
                              2000           1999        2000         1999
                          -----------    ----------- -----------  -----------
                          (unaudited)    (unaudited) (unaudited)  (unaudited)
Revenues:
 Life and annuity
  insurance operations    $   613,765    $   451,346 $ 1,190,942  $   610,071
 Corporate operations         109,574         98,158     219,400      197,696
                          -----------    ----------- -----------  -----------
   Total                  $   723,339    $   549,504 $ 1,410,342  $   807,767
                          ===========    =========== ===========  ===========

Income (loss) before
 income taxes:
 Life and annuity
  insurance operations    $   135,215    $   131,172 $   317,270  $   208,624
 Corporate operations         (84,695)       (71,960)   (131,880)    (226,290)
                          -----------    ----------- -----------  -----------
   Total                  $    50,520    $    59,212 $   185,390  $   (17,666)
                          ===========    =========== ===========  ===========

Depreciation and
 amortization expense:
 Life and annuity
  insurance operations    $   176,069    $   104,060 $   275,341  $   110,185
 Corporate operations           3,700          3,661       6,943        6,963
                          -----------    ----------- -----------  -----------
   Total                  $   179,769    $   107,721 $   282,284  $   117,148
                          ===========    =========== ===========  ===========




Segment asset information as of June 30, 2000 and December 31, 1999.

                                                   2000            1999
                                                -----------     -----------
Assets:                                         (unaudited)

 Life and annuity insurance operations          $ 5,115,127     $ 4,255,380
 Corporate operations                             7,872,671       8,125,955
                                                -----------     -----------
      Total                                     $12,987,798     $12,381,335
                                                ===========     ===========


               FIRST AMERICAN CAPITAL CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(M)  Purchase of Treasury Stock

On June 2, 2000, the Company purchased 75,000 shares of its common stock from Mr. Chris J. Haas, former Secretary/Treasurer and Director of the Company. These shares, which are held in treasury and reported at cost, were purchased at $2.00 per share for a cost of $150,000.

(N)  Material Commitments

Management is currently in the process of constructing a building to be used as the Company's home office (see note C). Management estimates land improvement costs of $201,145, of which $136,751 has been incurred as of June 30, 2000. In addition, the Company has entered into legal contracts with Schwerdt Design Group, Inc. of Topeka, Kansas as designer/architect and Ferrell Construction of Topeka, Inc. as building contractor. Based on quoted costs and other management estimates, total estimated cost to completion is $3,246,344. Of this estimated total cost, $461,920 has already been incurred, leaving an estimated remaining cost of $2,784,424.

Management expects the project to be complete between March and May of 2001. Columbian Bank has offered the Company a construction loan not to exceed $2,600,000. Management's intention is to borrow $2,000,000 based on this offer and to finance the remaining estimated costs of $784,424 with internal funds. Management plans to delay interior finishing of the approximate 13,500 square feet that will be available for leasing until lease agreements are executed with the leasees. The estimated cost to finish this portion of the building is $472,500, which is included above in the total estimated cost to completion. Upon completion of the building, management will either obtain permanent financing or use internal funds to pay off the construction loan.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The Company completed a Kansas intra-state offering on January 11, 1999 raising total capital of $13,750,000. The offering, which commenced on March 11, 1997, provided capital to form a wholly owned life insurance subsidiary, First Life America Corporation ("FLAC"); form a venture capital subsidiary, First Capital Venture, Inc. ("FCVI") and provide working and acquisition capital. In January of 1999, FLAC commenced insurance operations. During the six months ended June 30, 1999 and the three months ended June 30, 1999, FLAC's premium income was derived from first year business only, whereas the same periods in 2000 produced premium income on both first year and renewal business. As compared to first year premium income, renewal income generates fewer direct expenses such as commissions and selling, administrative and general insurance expenses.

Revenues for the three months ended June 30, 2000 totaled $723,339 as compared to $549,504 for the same period of 1999. For the six months ended June 30, 2000 and 1999, revenues totaled $1,410,342 and $807,767, respectively. Revenues include life insurance premium, net investment income, and net realized gains on disposal of assets. Gross premium income for the three months ended June 30, 2000 and the six month ended June 30, 2000 totaled $569,531 and $1,111,233, respectively. Premium income for the same periods in 1999 totaled $413,042 and $534,113, respectively. Of the $1,111,233 premium income in 2000, $309,199 was earned from renewal income, a source of income that FLAC did not have during the six months ended June 30, 1999. Additionally, greater first year premium income was earned during the first quarter of 2000 as compared to the first quarter in 1999 since full scale insurance operations began in January of 1999 with a less experienced sales force. During the three months ended June 30, 1999, however, the sales force had gained valuable experience. Therefore, gross premium income during the three months ended June 30, 1999 as compared to the same period in 2000 increased less dramatically than when comparing the six months ended June 30, 1999 to the six months ended June 30, 2000. Net investment income increased from $273,654 for the six months ended June 30, 1999 to $324,076 for the same period during 2000. As cash provided through the sale of insurance has been invested, greater investment earnings have been achieved. Additionally, in the second quarter of 1999, management hired an investment manager to increase investment yields. During the three months ended June 30, 2000, the Company disposed of some fixed assets, which resulted in a net realized gain on disposal of assets of $2,236. The Company did not dispose of any such assets during any other period presented in the financial statements.

Benefits and expenses totaled $1,224,952 and $825,433 for the six months ended June 30, 2000 and 1999, respectively. The increase in life insurance reserves totaled $311,408 for the six months ended June 30, 2000 and $216,643 during the same period of 1999. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Commission expense totaled $461,230 and $309,209 for the six months ended June 30, 2000 and 1999, respectively. The commission expense is based on a percentage of premium and is determined in the product design.

Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions and management fees incurred in the first policy year. For the first six months of 2000 and 1999, respectively, $645,243 and $442,583 of these costs have been capitalized as policy acquisition costs deferred. The related amortization for the same periods totaled $275,341 and $110,185, respectively. Included in miscellaneous taxes is premium tax expense, which totaled $21,949 and $8,247 for the six months ended June 30, 2000 and 1999, respectively. These expenses are incurred as a percentage of premium collected.

Administrative fees- related party are fees paid to First Alliance Corporation, a shareholder of the Company. These fees, which are calculated as a percentage of FLAC's premium income, are for underwriting and accounting services. During the first six months of 2000, these fees totaled $66,079 as compared to $29,424 for the first six months of 1999. The Company incurred such expenses totaling $33,912 and $22,573, respectively, during the three months ended June 30, 2000 and 1999.

Consolidated Financial Condition

The following comparisons involve significant changes in the consolidated balance sheets from December 31, 1999 to June 30, 2000:

Total assets increased from $12,381,335 at December 31, 1999 to $12,987,798 at June 30, 2000. During the first six months of 2000, the Company replaced $2,179,051 of short-term investments with investments in available-for-sale fixed maturities with higher yields. The timing of interest payments increased accrued investment income from $111,352 at December 31, 1999 to $146,264 at June 30, 2000. During the first six months of 2000, the Company invested additional resources in its investment in real estate. The change in this asset from $325,169 at December 31, 1999 to $461,920 at June 30, 2000 represents improvements to the land, which was purchased during 1999.

Investments in related parties of $16,800 at June 30, 2000 represents the purchase of 168,000 shares of common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia. An estimated current income tax provision of $2,147 for the six months ended June 30, 2000 resulted in the decrease of Federal Income Tax Recoverable from December 31, 1999 to June 30, 2000.

Deferred policy acquisition costs, net of amortization, increased from $680,211 at December 31, 1999 to $1,050,113 at June 30, 2000 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. Advances to agents include monies advanced to agents for living expenses.

Liabilities increased to $1,627,626 at June 30, 2000 from $962,171 at December 31, 1999. As determined by product design, annuity premiums are not received until year two of the policy contract. Annuity contract liabilities were limited at December 31, 1999 since November of 1999 was the first anniversary of life insurance operations and few policy holders had entered into their second year terms at the close of 1999. Life policy reserves established due to the sale of life insurance totaled $374,298 and $685,706 at December 31, 1999 and June 30, 2000, respectively. Other policy and contract liabilities increased or decreased during the period due to timing of deposits and payments.

Federal income taxes payable are primarily due to deferred taxes that are established as a result of timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. The deferred taxes are based on the operations of FLAC. Other taxes payable consist primarily of premium taxes, which are incurred as a percentage of premium income. Other increases and decreased in payables are due to the timing of payments.

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

Part II.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit 27 - Financial Data Schedule

        (b)  Form 8-K

     The Company did not file any reports on Form 8-K during the six months ended June 30, 2000

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First American Capital Corporation
----------------------------------
(registrant)


/s/ Rickie D. Meyer                                    Date   August 11, 2000
---------------------------------------                     ------------------
Rickie D. Meyer, President


/s/ Phillip M. Donnelly                                Date   August 11, 2000
---------------------------------------                     ------------------
Phillip M. Donnelly, Secretary/Treasurer