Form 10QSB
period 2000-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2000-11-13
CIK 1082084

                United States Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[  X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000

                                       or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From
         to                      .                            -----------------
            --------------------


                        Commission file number : 0-25679
                                                 -------


                       FIRST AMERICAN CAPITAL CORPORATION
                     --------------------------------------
             (exact name of registrant as specified in its charter)

             Kansas                                          48-1187574
------------------------------------------------        ----------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
 organization)                                          Identification number)



           3360 S.W. Harrison Street, Suite 100 Topeka, Kansas 66611
         -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (785) 267-7077
                               ------------------
                               (Telephone number)



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

Common Stock, $.10 Par Value - 5,418,860 shares as of November 6, 2000

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB


Part I.  FINANCIAL INFORMATION                                    Page Numbers
------------------------------                                    ------------

Item 1.  Financial Statements:


         Condensed Consolidated Balance Sheets at
               September 30, 2000 and December 31, 1999...................  1

         Condensed Consolidated Statements of Operations for the
              three months ended September 30, 2000 and 1999 and
              for the nine months ended September 30, 2000 and 1999.......  3

         Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2000 and 1999..............  4

         Notes to Condensed Consolidated Financial Statements.............  6

         Management's Discussion and Analysis of Financial Condition...... 12
               and Results of Operations

Part II.
--------

Item 6.  Exhibits and Reports on Form 8-K

Signatures
----------

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  September 30,  December 31,
ASSETS                                                                2000            1999
                                                                  -----------     -----------
                                                                   (Unaudited)
Investments:
     Securities available for sale, at fair value:
          Fixed maturities (amortized cost, $5,490,382            $ 5,509,694     $ 2,631,102
                in 2000 and $2,667,167 in 1999)
     Policy loans                                                       5,345               -
     Investment in real estate                                        746,470         325,169
     Notes receivable (net of valuation allowance of $38,567)          14,471               -
     Short-term investments                                         5,090,630       7,649,382
                                                                  -----------     -----------
Total investments                                                  11,366,610      10,605,653

Cash and cash equivalents                                             631,814         793,885
Investments in related parties                                         16,800               -
Accrued investment income                                             160,659         111,352
Federal income tax recoverable                                         11,695          16,854
Deferred policy acquisition costs (net of amortization of
     $667,519 and $234,751 in 2000 and 1999, respectively)          1,164,281         680,211
Prepaid expenses                                                       17,373          13,633
Office furniture and equipment, less accumulated
     depreciation of $38,382 and $31,259 in 2000 and
     1999, respectively                                                40,260          32,198
Advances to agents                                                     29,831         107,951
Premiums due                                                           17,336           8,565
Other assets                                                           10,037          11,033
                                                                  -----------     -----------
Total Assets                                                      $13,466,696     $12,381,335
                                                                  ===========     ===========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                September 30,     December 31,
                                                                    2000              1999
                                                                ------------      ------------
                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
     Annuity contract liability                                 $    365,810      $     11,282
     Life policy reserves                                            794,615           374,298
     Deposits on pending policy applications                         181,306           221,413
     Policyholder premium deposits                                    62,655            66,321
     Reinsurance premiums payable                                     26,651            11,845
                                                                ------------      ------------
Total policy and contract liabilities                              1,431,037           685,159

Note payable                                                         217,501                 -
Commissions, salaries, wages and benefits payable                    114,635            67,806
Accounts payable and accrued expenses                                 33,425            30,542
Accounts payable to affiliate                                         10,001             9,160
Federal income taxes payable:
     Deferred                                                        265,096           147,865
Other taxes payable                                                   19,517            21,639
                                                                ------------      ------------
Total liabilities                                                  2,091,212           962,171

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares
     authorized; 5,418,860 shares issued and outstanding
     at September 30, 2000 and 5,468,860 shares issued
     and outstanding at December 31, 1999                            541,886           546,886
Additional paid in capital                                        12,230,005        12,230,005
Retained earnings-deficit                                         (1,257,151)       (1,331,924)
Accumulated other comprehensive income (loss)                         12,744           (23,803)
Less: treasury shares held at cost (95,000 shares in 2000
 and and 20,000 shares in 1999)                                     (152,000)           (2,000)
                                                                ------------      ------------
Total shareholders' equity                                        11,375,484        11,419,164
                                                                ------------      ------------
Total liabilities and shareholders' equity                      $ 13,466,696      $ 12,381,335
                                                                ============      ============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended                Nine months ended
                                              September 30,    September 30,    September 30,    September 30,
                                                  2000              1999             2000            1999
                                               -----------      -----------      -----------      -----------
                                               (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)
REVENUES
     Gross premium income                      $   428,110      $   250,042      $ 1,539,343      $   784,155
     Reinsurance premiums ceded                    (17,731)               -          (44,934)               -
                                               -----------      -----------      -----------      -----------
     Net premium income                            410,379          250,042        1,494,409          784,155
     Net Investment Income                         176,077          134,451          500,153          408,105
     Net realized investment gain                    1,251                -            1,251                -
     Other income                                    2,666                -            4,902                -
                                               -----------      -----------      -----------      -----------
        Total revenue                              590,373          384,493        2,000,715        1,192,260

BENEFITS AND EXPENSES
     Increase in policy reserves                   108,909           55,091          420,317          271,734
     Policyholder surrender values                   5,683                -            8,889                -
     Interest credited on annuities
        and premium deposits                         6,400              372           13,085            1,728
     Commissions                                   226,513          147,857          687,743          457,066
     Policy acquisition costs deferred            (271,595)        (213,372)        (916,838)        (655,955)
     Amortization of deferred policy
        acquisition costs                          157,427           56,070          432,768          166,255
     Salaries, wages and employee benefits         206,811          160,770          553,299          518,383
     Miscellaneous taxes                             8,510            5,241           30,459           13,488
     Administrative fees - related party            25,619           14,413           91,698           43,837
     Other operating costs and expenses            128,154          131,312          505,963          366,651
                                               -----------      -----------      -----------      -----------

        Total benefits and expenses                602,431          357,754        1,827,383        1,183,187
                                               -----------      -----------      -----------      -----------
INCOME/(LOSS) BEFORE INCOME
     TAX EXPENSE                                   (12,058)          26,739          173,332            9,073
                                               -----------      -----------      -----------      -----------

Income tax expense                                  12,237           31,801          103,560          101,855
                                               -----------      -----------      -----------      -----------

NET INCOME/(LOSS)                              $   (24,295)     $    (5,062)     $    69,772      $   (92,782)
                                               ===========      ===========      ===========      ===========

Net income/(loss) per common
      share - basic and diluted                $      0.00      $      0.00      $      0.01      $     (0.02)
                                               ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine months ended
                                                                  September 30,  September 30,
                                                                      2000           1999
                                                                    ---------      ---------
                                                                   (Unaudited)     (Unaudited)


     OPERATING ACTIVITIES:
     Net income (loss)                                              $  69,772      $ (92,782)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Interest credited on annuities and premium deposits          13,068              -
          Realized investment gains                                    (1,251)             -
          Provision for depreciation and amortization                  11,188         10,097
          Amortization of leasehold improvements                            -            662
          Amortization of premium and accretion of discount on
               fixed maturity and short-term investments               (7,539)             -
          Interest credited to certificates of deposit balances       (46,116)             -
          Realized net gain on disposal of assets                      (2,236)             -
          Provision for deferred federal income taxes                  98,401              -
          Increase in accrued investment income                       (49,307)       (16,829)
          Decrease (increase) in federal income tax recoverable         5,159        (15,072)
          Increase in deferred policy acquisition costs, net         (484,070)      (489,700)
          Increase in prepaid expenses                                 (3,740)       (12,501)
          Decrease (increase) in agent advances                        78,120        (63,350)
          Increase in policy loans                                     (5,345)             -
          Increase in premiums due                                     (8,771)             -
          Decrease (increase) in other assets                             996        (27,160)
          Increase in policy reserves                                 420,317        271,734
          Increase (decrease) in deposits on pending
               policy applications                                    (40,107)       197,243
          Increase in reinsurance premiums payable                     14,806         13,496
          Increase in federal income taxes payable                          -         96,827
          Decrease in other taxes payable                              (2,122)             -
          Increase in commissions, salaries, wages and
               benefits payable                                        46,829         43,542
          Increase (decrease) in accounts payable to affiliate            841         (2,410)
          Decrease in accounts payable, accrued
               expenses and other liabilities                           2,883          7,321
                                                                    ---------      ---------
Net cash provided (used) in operating activities                    $ 111,776      $ (78,882)
                                                                    =========      =========


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                   Nine months ended
                                                             September 30,    September 30,
                                                                  2000            1999
                                                              -----------      -----------
                                                              (Unaudited)      (Unaudited)



INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities          $(2,915,830)       $       -
     Sale of available-for-sale fixed maturities                  101,000                -
     Purchase of investments in related parties                   (16,800)               -
     Purchase of investments in real estate                      (421,301)               -
     Increase in notes receivable                                 (14,471)               -
     Short-term investments (acquired) disposed, net            2,605,274          (58,211)
     Disposal (purchases) of furniture and equipment, net         (17,014)         (14,037)
                                                              -----------      -----------
Net cash used in investing activities                            (679,142)         (72,248)

FINANCING ACTIVITIES:
     Proceeds from public stock offering                                -          209,850
     Cost of public stock offering                                      -          (59,197)
     Purchase of treasury stock                                  (150,000)               -
     Proceeds from note payable                                   217,501                -
     Deposits on annuity contracts, net                           344,201                -
     Policyholder premium deposits, net                            (6,407)          59,273
                                                              -----------      -----------
Net cash provided by financing activities                         405,295          209,926

Increase (decrease) in cash and cash equivalents                 (162,071)          58,796

Cash and cash equivalents, beginning of period                    793,885          624,919
                                                              -----------      -----------

Cash and cash equivalents, end of period                      $   631,814      $   683,715
                                                              ===========      ===========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(A)   Basis of Presentation
      ---------------------

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the nine month period ended September 30, 2000 and 1999 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

(B)   Subsidiary Operations
      ---------------------

The Company's wholly owned subsidiary, First Life America Corporation ("FLAC"), results of operations are included in the condensed consolidated financial information for the nine month periods ending September 30, 2000 and 1999. The Company's venture capital subsidiary, First Capital Venture Inc. ("FCVI"), has not been capitalized or commenced operations.

(C)   Investments
      -----------

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at September 30, 2000:

                                                      Gross            Gross
                                  Amortized         Unrealized       Unrealized          Fair
                                     Cost             Gains            Losses            Value
                                 -------------     -------------    -------------     -------------

U.S. Government Bonds            $  1,532,142      $      8,948      $       309      $  1,540,781
Special Revenue Bonds               1,142,319             7,078            4,414         1,144,983
Corporate Bonds                     2,455,921            27,070           19,061         2,463,930
Certificates of Deposit               360,000                 -                -           360,000
                                 -------------     -------------    -------------     -------------
                                 $  5,490,382      $     43,096      $    23,784      $  5,509,694
                                 =============     =============    =============     =============

The fair values for investments in fixed maturities are based on quoted market prices.

During 1999 the Company purchased approximately seven acres of land located in Topeka, Kansas for $325,169. A 20,800 square foot building to be used as a home office is currently being constructed on approximately one-third of this land. Approximately 6,500 square feet will be occupied by the Company with the remaining office space to be leased to unaffiliated parties. No third party lease agreements have been executed. Costs incurred to date at September 30, 2000 totaled $746,470 of which $265,528 was related to land preparation and $155,773 was related to building construction.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(C)   Investments (continued)
      -----------------------

Contracts have been executed with a designer/architect and a building contractor to complete the building construction project (see note O - Material Commitments). It is anticipated that the remaining portion of the land will be sold after the completion of the building.

During July of 2000, advances to agents in the amount of $18,999 were converted to notes receivable to be collected over a three year period with a 9.5% annual interest rate. Balances due from agents previously deemed to be uncollectible and expensed in prior years were also added to notes receivable. Combined, these two amounts totaled $60,053, with a corresponding allowance for bad debts of $41,054. During 2000, payments of $7,015 were received on the note balances. Notes receivable, net of the valuation allowance of $38,567, is $14,471 at September 30, 2000.

The carrying value of short-term investments approximates their fair value. At September 30, 2000 and December 31, 1999, the fair value of short-term investments was $5,090,630 and $7,649,382, respectively.

(D)   Other assets
      ------------

Included in "Other Assets" at September 30, 2000 and December 31, 1999 is a $5,000 deposit the Company placed in escrow to purchase a tract of vacant land, measuring approximately 500 feet by 90 feet. Closing was expected to occur on May 12, 2000; however, the purchase was not completed due to zoning restrictions. In October of 2000, the Company received a full refund of the $5,000 deposit.

(E)   Deferred Policy Acquisition Costs
      ---------------------------------

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

(F)   Note Payable
      ------------

To finance the cost of the real estate construction project (see note C), the Company entered into a twelve month, $2,000,000 construction loan with Columbian Bank. The Company has pledged certificates of deposit totaling $2,000,000 as collateral on the loan. Under the terms of the agreement, interest expense, which is paid monthly, is calculated based on the Company's interest rate earned on the pledged certificates of deposit plus one percent. At September 30, 2000, the interest rate on the note balance was 8.25%. The note balance totaled $217,501 at September 30, 2000 and the related interest payable was $465. Upon completion of the building, management will either obtain permanent financing or use internal funds to repay the construction loan.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(G)   Net Earnings (Loss) Per Common Share
      ------------------------------------

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during the periods. The weighted average outstanding common shares was 5,342,022 and 5,411,633 for the three months ended September 30, 2000 and for the nine months ended September 30, 2000, respectively. For the three months and the nine months ended September 30, 1999, the weighted average outstanding common shares was 5,448,860.

(H)   Federal Income Taxes
      --------------------

The company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At September 30, 2000 and 1999 estimated Federal Income Tax expense was $103,560 and $101,855, respectively. The Federal Income Tax expense at September 30, 2000 included $5,159 of current tax expense and $98,401 of deferred tax expense. At September 30, 1999, Federal Income Tax expense included $584 of current tax expense and $101,271 of deferred tax expense. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

(I)   Related Party Transactions
      --------------------------

Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums; 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC retains general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $439,666 for the nine months ended September 30, 2000 and $198,889 for the same period ended September 30, 1999.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $91,698 and $43,837, respectively of management fees during the nine months ended September 30, 2000 and 1999. FAC also owns approximately 9.6% of the Company's outstanding common shares.

(J)   Investments in related parties
      -------------------------------

On June 20, 2000, the Company purchased, through a private placement, 168,000 shares of the common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $16,800. At September 30, 2000, MCC had raised $362,000 from the sale of private placement shares. MCC intends to register a West Virginia intrastate public offering of $12,000,000. After MCC's private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. These shares are not registered under the Securities Act of 1933, are subject to restrictions on transferability and resales and may not be transferred or resold except as

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael N. Fink, who is the Company's Chairman of the Board, will also serve as a Co-chairman of the Board for MCC.

(K)   Concentrations of Credit Risk
      -----------------------------

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

(L)   Comprehensive Income
      --------------------

The components of comprehensive income (loss) along with the related tax effects are presented below for the three months and the nine months ended September 30, 2000 and for the three months and the nine months ended September 30, 1999. There were no unrealized gains or losses reported on available-for-sale securities for the periods in 1999 because there were no investments in such securities until the fourth quarter of 1999.

                                                               Three months ended            Nine months ended
                                                                  September 30,                September 30,
                                                               2000          1999           2000           1999
                                                            ------------  ------------  ------------  -------------
Unrealized gain/(loss) on available-for-sale securities:
     Unrealized holding gain/(loss) during the period         $  58,892      $      -     $  55,377      $       -
          Tax benefit/(expense)                                 (20,023)            -       (18,828)             -
                                                              ---------      --------     ---------      ---------

Other comprehensive income/(loss)                             $  38,869             -     $  36,549              -
                                                              =========      ========     =========      =========
Net income/(loss)                                             $ (24,295)     $ (5,062)    $  69,772      $ (92,782)
     Other comprehensive income/(loss) net of tax effect:
              Unrealized investment gain/(loss)                  38,869             -        36,549              -
                                                              ---------      --------     ---------      ---------
Comprehensive income/(loss)                                   $  14,574      $ (5,062)    $ 106,321      $ (92,782)
                                                              =========      ========     =========      =========

Net income/(loss)per common share-basic and diluted           $    0.00      $   0.00     $    0.02      $   (0.02)
                                                              =========      ========     =========      =========

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(M)   Segment Information
      -------------------

The segment data that follows has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of September 30, 2000 and December 31, 1999 and for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999 is as follows:


                                                   Three months ended                 Nine months ended
                                                      September 30,                    September 30,
                                                  2000              1999            2000            1999
                                               -----------      -----------      -----------      -----------
                                               (unaudited)      (unaudited)      (unaudited)      (unaudited))

Revenues:
   Life and annuity insurance operations       $   474,982      $   288,333      $ 1,665,924      $   898,404
   Corporate operations                            115,391           96,160          334,791          293,856
                                               -----------      -----------      -----------      -----------
       Total                                   $   590,373      $   384,493      $ 2,000,715      $ 1,192,260
                                               ===========      ===========      ===========      ===========

Income (loss) before income taxes:
   Life and annuity insurance operations       $    68,093      $   120,777      $   385,363      $   329,401
   Corporate operations                            (80,151)         (94,038)        (212,031)        (320,328)
                                               -----------      -----------      -----------      -----------
       Total                                   $   (12,058)     $    26,739      $   173,332      $     9,073
                                               ===========      ===========      ===========      ===========

Depreciation and amortization expense:
   Life and annuity insurance operations       $   144,976      $    56,070      $   420,317      $   166,255
   Corporate operations                              4,245            3,796           11,188           10,759
                                               -----------      -----------      -----------      -----------
       Total                                   $   149,221      $    59,866      $   431,505      $   177,014
                                               ===========      ===========      ===========      ===========



Segment asset information as of September 30, 2000 and December 31, 1999.

                                                   2000            1999
                                               -----------      -----------
                                               (unaudited)
Assets:
   Life and annuity insurance operations       $ 5,632,554      $ 4,255,380
   Corporate operations                          7,834,142        8,125,955
                                               -----------      -----------
       Total                                   $13,466,696      $12,381,335
                                               ===========      ===========

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(N)   Purchase of Treasury Stock
      --------------------------

On June 2, 2000, the Company purchased 75,000 shares of its common stock from Mr. Chris J. Haas, former Secretary/Treasurer and Director of the Company. These shares, which are held in treasury and reported at cost, were purchased at $2.00 per share for a cost of $150,000.

(O)   Material Commitments
      --------------------

The Company is currently in the process of constructing a building to be used as the Company's home office (see note C). Management estimates land improvement costs to be $382,144, of which $265,528 has been incurred as of September 30, 2000. The Company contracted with Schwerdt Design Group, Inc. of Topeka, Kansas as designer/architect and Ferrell Construction of Topeka, Inc. as building contractor. Based on quoted costs and other management estimates, total estimated land and building construction cost will be $3,246,344. Of these estimated total costs, $746,470 has been incurred at September 30, 2000, leaving estimated remaining costs of $2,499,874.

Management expects the project to be completed between March and May of 2001. The Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 (see Note F) as partial financing of the project. The remaining estimated costs of $499,874 will be financed with internal funds. Management plans to delay interior finishing of the approximate 13,500 square feet that will be available for leasing until lease agreements are executed with leasees. The estimated tenant finish cost is approximately $472,500, which is included in the total estimated land and building construction cost.

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

Results of Operations
---------------------

The Company completed a Kansas intra-state offering on January 11, 1999 raising total capital of $13,750,000. The offering, which commenced on March 11, 1997, provided capital to form a wholly owned life insurance subsidiary, First Life America Corporation ("FLAC"); form a venture capital subsidiary, First Capital Venture, Inc. ("FCVI") and provide working and acquisition capital. In January of 1999, FLAC commenced insurance operations. During the nine months ended September 30, 1999 and the three months ended September 30, 1999, FLAC's premium income was derived from first year business only, whereas the same periods in 2000 produced premium income on both first year and renewal business. As compared to first year premium income, renewal income generates fewer direct expenses such as commissions and selling, administrative and general insurance expenses.

Revenues for the three months ended September 30, 2000 totaled $590,373 as compared to $384,493 for the same period of 1999. For the nine months ended September 30, 2000 and 1999, revenues totaled $2,000,715 and $1,192,260, respectively. Revenues include life insurance premium, net investment income, net realized investment gain and other income. Gross premium income for the three months ended September 30, 2000 and the nine month ended September 30, 2000 totaled $428,110 and $1,539,343, respectively. Premium income for the same periods in 1999 totaled $250,042 and $784,155, respectively. Of the $1,539,343 premium income in 2000, $404,225 was earned from renewal premium income. Insurance operations commenced in 1999; therefore, no renewal premium income was earned for the nine months ended September 30, 1999. Due to a more experienced sales force in 2000, premium income earned on first year business increased to $1,135,118 from $784,155 in 1999. Net investment income increased from $408,105 for the nine months ended September 30, 1999 to $500,153 for the same period during 2000. As cash provided through the sale of insurance has been invested, greater investment earnings have been achieved. Additionally, in the second quarter of 1999, management hired an investment manager to increase investment yields.

Benefits and expenses totaled $1,827,383 and $1,183,187 for the nine months ended September 30, 2000 and 1999, respectively. The increase in life insurance reserves totaled $420,317 for the nine months ended September 30, 2000 and $271,734 during the same period of 1999. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Commission expense totaled $687,743 and $457,066 for the nine months ended September 30, 2000 and 1999, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions and management fees incurred in the first policy year. Costs capitalized as deferred policy acquisition costs for the first nine months of 2000 and 1999 were $916,838 and $655,955, respectively. The related amortization for the same periods totaled $432,768 and $166,255, respectively. Included in miscellaneous taxes is premium tax expense, which totaled $30,459 and $13,488 for the nine months ended September 30, 2000 and 1999, respectively. These expenses are incurred as a percentage of premium collected.

Administrative fees-related party are fees paid to First Alliance Corporation, a shareholder of the Company. These fees, which are calculated as a percentage of FLAC's premium income, are for underwriting and accounting services. During the first nine months of 2000, these fees totaled $91,698 as compared to $43,837 for the first nine months of 1999. The Company incurred fees totaling $25,619 and $14,413, respectively, during the three months ended September 30, 2000 and 1999.

Consolidated Financial Condition
--------------------------------

The following comparisons involve significant changes in the consolidated balance sheets from December 31, 1999 to September 30, 2000:

Total assets increased from $12,381,335 at December 31, 1999 to $13,466,696 at September 30, 2000. During the first nine months of 2000, the Company replaced $2,558,752 of short-term investments with investments in available-for-sale fixed maturities with higher yields. The timing of interest payments increased accrued investment income from $111,352 at December 31, 1999 to $160,659 at September 30, 2000. The Company's investment in real estate increased from $325,169 at December 31, 1999 to $746,470 at September 30, 2000. The increase represents improvements to the land, building construction costs, and capitalized interest costs. During the third quarter of 2000, certain advances to agents were converted to notes receivable. Notes receivable at September 30, 2000 totaled $14,471, net of a valuation allowance of $38,567.

Investments in related parties of $16,800 at September 30, 2000 represents the purchase of 168,000 shares of common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia. An estimated current income tax provision of $5,159 for the nine months ended September 30, 2000 resulted in the decrease of Federal Income Tax Recoverable from December 31, 1999 to September 30, 2000.

Deferred policy acquisition costs, net of amortization, increased from $680,211 at December 31, 1999 to $1,164,281 at September 30, 2000 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. Advances to agents include monies advanced to agents for living expenses.

Liabilities increased to $2,091,212 at September 30, 2000 from $962,171 at December 31, 1999. As determined by product design, annuity premiums are not received until year two of the policy contract. Annuity premiums received are recorded as liabilities rather than income pursuant to Statement of Financial Accounting Standard 97 "Accounting and Reporting by Insurance enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." These annuity contract liabilities totaled $365,810 and $11,282 at September 30, 2000 and December 31, 1999, respectively. Life policy reserves established due to the sale of life insurance totaled $374,298 and $794,615 at December 31, 1999 and September 30, 2000, respectively. Deposits on pending policy applications are submitted with new insurance applications. These deposits either become premium income if the application is accepted or returned if the application is denied. The decrease on these deposits is the result of processing applications. At September 30, 2000 the Company has a note payable balance of $217,501 resulting from draws on the construction loan.

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

Liquidity
---------

FLAC's insurance operations generally receive adequate cash flow from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. A significant portion of the Company's invested assets are readily marketable and highly liquid.

Part II.
--------

Item 6.            Exhibits and Reports on Form 8-K

                   (a)  Exhibit 27 - Financial Data Schedule
                        ------------------------------------

                   (b)  Form 8-K
                        --------

                   The Company did not file any reports on Form 8-K during the nine months ended September 30, 2000

Signatures
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First American Capital Corporation
----------------------------------
(registrant)





/s/ Rickie D. Meyer                          Date     November 10, 2000
-------------------------------------------      -----------------------------
Rickie D. Meyer, President



/s/ Phillip M. Donnelly                       Date    November 10, 2000
-------------------------------------------      -----------------------------
Phillip M. Donnelly, Secretary/Treasurer