Form 10KSB
period 2000-12-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2001-03-30
CIK 1082084

United States Securities and Exchange Commission
                             Washington,  D.C.  20549

                                   FORM 10-KSB
(Mark  One)

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF  1934  For  the  fiscal  year  ended  December  31,  2000.

[   ]   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE SECURITIES
         EXCHANGE  ACT  OF  1934 For  the  transition  period  from   to    .

                        Commission file number : 0-25679
                                                 -------

                         FIRST AMERICAN CAPITAL CORPORATION
                     --------------------------------------
                 (Name of small business issuer in its charter)

                  Kansas                               48-1187574
------------------------------                   ------------------
(State  of  incorporation)            (I.R.S.  Employer  Identification  Number)


3360  S.W.  Harrison  Street,  Suite  100       Topeka,  Kansas  66611
----------------------------------------------------------------------
(Address  of  principal  executive  offices)

Issuer's  telephone  number               (785) 267-7077
                                       ------------------

                Securities  registered  under  12(b)  of  the  Act:
                             Title of Each Class
                             -------------------
                                    NONE

              Securities registered under Section  12(g)  of  the  Act:
                               Title of Each Class
                               -------------------
                          Common Stock, $.10 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been
subject  to  such filing requirements for the past 90 days. Yes [ X ]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State  issuer  s  revenues  for  its  most  recent  fiscal  year:  $2,663,815

State  the  aggregate  market value of the voting equity held by non affiliates:
Of the 5,418,860 shares of common stock of the registrant issued and outstanding as of March 1, 2001, 4,337,860 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days. State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date.

Common  Stock,  $.10  Par  Value  -  5,418,860  shares  as  of  March  15,  2000

Transitional  Small  Business  Disclosure Format (check one):  Yes [   ] No [X ]

                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS


Part  I.

Item  1.     Description  of  Business                                        3
Item  2.     Description  of  Property                                        7
Item  3.     Legal  Proceedings                                               8
Item  4.     Submission  of  Matters  to  a  Vote  of  Security Holders       8

Part  II.

Item  5.     Market  for  Common Equity and Related Stockholder Matters       8
Item  6.     Management  s Discussion and Analysis or Plan of Operation       9
Item  7.     Financial  Statements                                           14
Item  8.     Changes  In  and  Disagreements  With Accountants on Accounting
               and Financial  Disclosure                                     14

Part  III.

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
             Compliance  With  Section  16(a)  of  the  Exchange  Act        14
Item  10.    Executive  Compensation                                         17
Item  11.    Security  Ownership  of  Certain Beneficial Owners and
              Management                                                     17
Item  12.    Certain  Relationships  and  Related  Transactions              17
Item  13.    Exhibits  and  Reports  on  Form  8-K                           18

Signatures                                                                   19
Index  to  exhibits                                                          21

PART  I

Item  1.     Description  of  Business
--------     -------------------------

First American Capital Corporation (the Company ) was incorporated on July 10, 1996 for the purpose of forming, owning and managing life insurance companies. The Company sold 2,120,000 shares at $.10 per share to its organizing shareholders in August of 1996 for total proceeds of $212,000. Also, in September, 1996, the Company sold 600,000 shares of its common stock for $1.00 per share in a separate private placement. The initial capital was used to fund the Company s efforts to register a $12,500,000 intra-state public offering with the Office of the Kansas Securities Commissioner. Included in the registration was a 10% over-sale provision. On March 11, 1996 the Office of the Kansas Securities Commissioner declared the registration statement effective.

 On  January  11,  1999,  the  Company  completed  the  intra-state public stock offering raising approximately $13,750,000 of capital which included a 10% over-sale of $1,250,000. Three million, two hundred fifty thousand dollars of the proceeds of the stock sale were used to capitalize the life insurance subsidiary, First Life America Corporation ( FLAC ). The venture capital subsidiary, First Capital Venture, Inc., was formed in October of 1998; however, it has not yet been capitalized. The remainder of the proceeds will provide additional capital for the life insurance subsidiary or for the possible acquisition of life insurance or insurance related company(s) or provide working capital.

First  American  Capital  Corporation
-------------------------------------

The primary segment of the Company s operations is life insurance and annuities. Accordingly, a significant portion of revenue will be generated by the Company s wholly owned life insurance subsidiary, FLAC. Additional income is provided in the form of investment income. The Company has contracted with FLAC to provide services which are incident to the operations of FLAC. Under the terms of the contract, FLAC pays the Company service fees based on percentages of first year and renewal premium income delivered by FLAC.

The Company has contracted with First Alliance Corporation ( FAC ) of Lexington, Kentucky to provide underwriting and accounting services for FLAC. Under the terms of the service agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums; 1% of fifth year premiums, and 1% for years six through ten for ten pay policies and .5% in years six through twenty for twenty pay policies. Pursuant to the agreement, the Company incurred $117,246, $60,531, and $816 of fees during 2000, 1999, and 1998, respectively. Under a separate agreement, the Company paid $24,000 in fees to FAC in 1998. FAC is also a shareholder of the Company (see Item 11 on Page 17).

First  Life  America  Corporation
---------------------------------

On October 15, 1997, FLAC received a certificate of authority from the Kansas Insurance Department to transact life and annuity business in the state of Kansas. On November 19, 1998, life insurance operations commenced. Under the provisions of Generally Accepted Accounting Principals ( GAAP ), FLAC has
$4,046,552 of capital and surplus as of December 31, 2000, and is wholly owned by the Company. FLAC has contracted with the Company for policy administration and data processing services as discussed below.

Administration
--------------


Effective December 31, 1998, FLAC entered into a service agreement with the Company. Under the terms of the agreement, the Company provides personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees. Services performed pursuant to the agreement are underwriting, claim processing, accounting, policy processing and other services necessary for FLAC to operate. The agreement is effective until either party provides 90 days written notice of termination. Under the agreement, FLAC pays fees based on a percentage of first year and renewal premiums delivered by FLAC. Delivered premium is defined as premium received on new written business which has been underwritten by FLAC and the policy accepted by the policy owner upon delivery by the agent. The percentages under the contract are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums; 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. If at any time FLAC s annual premiums on new business were to exceed $5,000,000, the provisions of the agreement will be tolled until the agreement has been resubmitted to the Kansas Insurance Department for approval. FLAC bears the cost of all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC. Pursuant to the terms of the agreement, FLAC incurred
$562,686,  $275,375  and  $4,081  of  service  fees  during 2000, 1999 and 1998, respectively.

Actuarial  Services
-------------------

On behalf of FLAC, the Company has retained the services of Bruce and Bruce Company, consulting actuaries of Lake Bluff, Illinois. Bruce and Bruce developed the primary product that FLAC is marketing. Mr. Robert Bruce of Bruce and Bruce has been appointed by the Board of Directors of FLAC to act as valuation and illustration actuary. The Company has also retained actuarial services of Miller & Newburg Consulting Actuaries, Inc. of Olathe, Kansas and Lewis and Ellis of Overland Park, Kansas in connection with further product development.

Products  of  FLAC
------------------

The primary insurance product being marketed by FLAC is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to policy benefits without making future payments. Typical premium paying periods for modified payment whole life insurance polices are ten, fifteen and twenty years. FLAC s product, marketed as the First America 2000, combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from 0 to 20 and 66 through 80 are ten pay polices and issue ages from age 21 to 65 are twenty pay policies. Premium payments are split between life and annuity based on percentages established in the product design. First year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

The initial product was designed to provide life insurance benefits based on the age of the insured. The coverage decreases each year until an ultimate benefit amount is attained. The annuity rider includes surrender charges which start at 9% in the first year funded and decrease by 1% each subsequent year. There are no additional loads or fees.

During 2000, FLAC began offering a 10-year term product to meet niche marketing needs. Management has not actively marketed and does not intend to actively market this product. Other products are also being considered to meet niche marketing needs. These products include critical illness, single premium juvenile, and universal life policies.

Product  Marketing  and  Sales
------------------------------

FLAC is using the same face-to-face marketing techniques for its life insurance products as the Company did for its public stock offering. The marketing plan is designed in its entirety around the Company's stockholder base, which provides an excellent referral system for FLAC product sales.

After FLAC develops a substantial policyholder base in Kansas, marketing efforts are expected to expand into additional states. This expansion will depend largely on many factors, one of which is being admitted to do business in these states. As of March 15, 2001, approval has been granted to FLAC in the states of Illinois, North Dakota, and Texas. Applications for certificates of authority have also been filed in Missouri, Ohio, and Oklahoma. Management intends to file for certificates in the states of Colorado, Kentucky, and Nebraska as well. Due to the uncertainties involved, management cannot reasonably estimate the time frame of marketing expansion to any of these states.

FLAC's insurance operations commenced on November 19, 1998 on a limited basis for test marketing of the initial insurance product. Full scale marketing commenced on January 11, 1999. The agency force involved in selling the public offering was licensed through FLAC to sell the life insurance products. FLAC continually recruits and trains new agents.

Insurance  Inforce
------------------

The following table provides certain information about FLAC s volume of life insurance coverage inforce for each of the last three years. FLAC commenced selling life insurance on November 19, 1998 and accordingly, the amount for 1998 is for approximately one month of operations:


Amounts  of  Insurance(1)     (shown  in  thousands)


                                  2000       1999    1998
Beginning of year               $ 39,536   $   337   $   -

Issued during year                53,953    39,378     337

Revived during year                  280         -       -

Lapse, surrender and decreased   (10,492)     (179)      -
                                --------   -------   -----
In-force end of year            $ 83,277   $39,536   $ 337
                                ========   =======   =====

(1) Excludes accidental death benefits of $26,520, $17,100, and $120 in 2000, 1999, and 1998, respectively.

-------



Reinsurance
-----------

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Business Men's
Assurance  Company  ("BMA")  of  Kansas  City,  Missouri,  as well as Optimum Re
Insurance Company of Dallas, Texas, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum of $50,000 on any one insured. Currently, insurance ceded to Optimum Re Insurance Company is limited to the 10-year term policies. At December 31, 2000, 1999 and 1998, respectively, FLAC had ceded amounts totaling $24,259,688, $8,755,634 and $137,000 of ordinary business and $26,520,000, $17,100,000 and
$120,000 of accidental death benefit risk. In the event that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk. According to the reinsurance agreements, there are no premiums due on first year business.

Underwriting
------------

The life insurance subsidiary follows underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies. Such procedures require medical examinations (including blood tests, where permitted) of applicants for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant's age and vary by policy type. The Life Insurance Subsidiary also relies upon medical records and upon each applicant's written application for insurance, which is generally prepared under the supervision of a trained agent.

Evaluating the impact of future Acquired Immune Deficiency Syndrome ("AIDS") claims under life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus, uncertainty as to the speed at which the AIDS virus has and may spread through the general population, advancements in medical treatment options. The life insurance subsidiary has implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

Investments
-----------

During portions of 2000 and 1999, the Company and FLAC was under contract with Advantus Capital Management, Inc. of St. Paul, MN for management of investments. Fees were based on the market value of invested assets. In 2000, management determined that the contact with Advantus Capital Management, Inc. would be terminated and that the Company and FLAC would manage its investment portfolio internally.

The Kansas Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Kansas Insurance Code are not expected to have a material effect on the investment return of FLAC. The Company is not subject to the limitations which restrict the investments made by FLAC. Currently, investments are held in both short-term, highly liquid securities and long-term, higher yield securities.

Competition
-----------

The life insurance industry is extremely competitive. There are a large number of insurance companies which are substantially larger, have greater financial resources, offer more diversified product lines and have larger selling organizations than FLAC. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. FLAC must also compete with other insurers to attract and retain qualified agents to market FLAC's products.

Governmental  Regulation
------------------------

FLAC is subject to regulation and supervision by the Kansas Insurance Department ("KID"). The insurance laws of Kansas give the KID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

Kansas has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, the Company and FLAC have registered as a holding company system pursuant to the laws of the state of Kansas.

Federal  Income  Taxation
-------------------------

The Life Insurance Subsidiary is taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code") .Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35%. The Code currently requires capitalization and amortization over a five to ten year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. These provisions apply to life, health,
 .and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.


Financial  Information  Relating  to  Industry  Segments
--------------------------------------------------------

Financial information related to specific segments of the Company's business are presented below. All sales of life insurance by FLAC are to unaffiliated customers.


                                                Years ended December 31,

                                           2000          1999          1998
Premiums earned, net of reinsurance:
Life and annuity insurance operations  $ 1,934,913   $ 1,090,287   $    16,325
                                       ===========   ===========   ===========
Revenues:
Life and annuity insurance operations  $ 2,181,628   $ 1,243,323   $    91,848
Corporate operations                       482,187       390,954       273,068
                                       -----------   -----------   -----------
Total                                  $ 2,663,815   $ 1,634,277   $   364,916
                                       ===========   ===========   ===========

Income (loss) before income taxes:
Life and annuity insurance operations  $   537,649   $   418,084   $    66,680
Corporate operations                      (245,768)     (404,036)     (397,593)
                                       -----------   -----------   -----------
Total                                  $   291,881   $    14,048   $  (330,913)
                                       ===========   ===========   ===========

Assets:
Life and annuity insurance operations  $ 6,024,504   $ 4,255,380   $ 3,113,186
Corporate operations                     8,356,250     8,125,955     8,395,825
                                       -----------   -----------   -----------
Total                                  $14,380,754   $12,381,335   $11,509,011
                                       ===========   ===========   ===========

Employees
---------

As of December 31, 2000, the Company had 11 full time and no part time employees.

Item  2.  Description  of  Property
-------   -------------------------

During 1999, the Company acquired approximately six and one-half acres of land, located in Topeka, Kansas. A 20,000 square foot building to be used as a home office is currently being constructed on approximately one-third of this land. Approximately 10,000 square feet will be occupied by the Company with the remaining office space to be leased to unaffiliated parties. It is anticipated that the remaining portion of the land will be sold after the completion of the building.

------
Item  3.  Legal  Proceedings
--------  ------------------

There are no legal proceedings pending against the Company or its subsidiaries or of which any of their property is the subject. There are no proceedings in which any director, officer, affiliate or shareholder of the Company, or any of their associates, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
--------  -----------------------------------------------------------

No matter was submitted during the forth quarter of the fiscal year covered by this Form 10-KSB to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


PART  II


Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters
--------     ---------------------------------------------------------------

(a.)     Market  Information
         -------------------

The Company's common stock became tradable on October 11, 1999. The common stock is not listed on any stock exchange. Trading of the Company's common stock is limited and sporadic and an established public market does not exist.

(b.)     Holders
         -------

As of March 15, 2001, there are approximately 4,850 shareholders of the Company's outstanding common stock.

(c.)     Dividends
         ---------

The Company has not paid any cash dividends since inception (July 10, 1996). Additionally, dividends are not anticipated in the foreseeable future.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------  ----------------------------------------------------------------

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in this report, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to risks and uncertainties.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, beginning on page F-1.

Financial  Position
-------------------

 Significant changes in the consolidated balance sheets from 1999 to 2000 are highlighted below.

Total assets increased from $12,381,335 at December 31, 1999 to $14,380,754 at December 31, 2000. The Company's available-for-sale fixed maturities had a fair value of $6,241,820 and amortized cost of $6,023,296 at December 31, 2000. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity. Several of the short-term investments held by the Company in 1999 were either sold or matured and the proceeds were used to purchase investments in available-for-sale fixed maturity investments with higher yields during 2000. This change caused a 42% decrease in short-term investments and a 126% increase (on an amortized cost basis) in the Company's fixed maturities portfolio from 1999 to 2000.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among U.S. Government Agency and Corporate bonds. Credit risk is further minimized by investing in certificates of deposit. As a result, management believes that significant concentrations of credit risk do not exist.

During July of 2000, advances to agents in the amount of $60,053 were converted to notes receivable to be collected over a three year period with a 9.5% annual interest rate. These notes included $41,054 of balances due from agents previously deemed to be uncollectible and expensed in prior years. A corresponding allowance for bad debts of $41,054 was established. During 2000, payments of $31,377 were received on the note balances and an additional $20,000 was loaned during 2000. Notes receivable, net of the valuation allowance of $18,414, is $30,262 at December 31, 2000. There were no accounts receivable at December 31, 1999.

During 2000, the Company purchased, through a private placement, 168,000 shares of common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $16,800. MCC intends to register a West Virginia intrastate public offering of $12,000,000. After MCC's private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption there from.

Deferred policy acquisition costs, net of amortization, increased from $680,211 at December 31, 1999 to $1,272,554 at December 31, 2000 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and management fees incurred in the first policy year.

Included in property and equipment at December 31, 2000 and 1999, respectively, is $1,247,740 and $325,169 in costs related to constructing a 20,000 square foot office building to be used for the Company s new home office facility. The Company acquired approximately six and one-half acres of land for $325,169 in 1999, and the building is currently being constructed on approximately one-third of this land. Approximately 10,000 square feet will be occupied by the Company with the remaining office space to be leased to unaffiliated parties. As of February 28, 2001, the United States Department of Agriculture (USDA) has made a five year commitment to lease this space. Although no formal lease agreement has been executed, the USDA has agreed to pay annual rent of $179,902 commencing on May 15, 2001. No other tenants are being sought at this time. During 2000, $287,070 was incurred for land preparation. Additionally, building construction costs, including $9,190 in capitalized interest costs, totaled $635,501.

Liabilities increased to $2,828,180 at December 31, 2000 from $962,171 at December 31, 1999. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased approximately 145% from 1999 to 2000. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death. At December 31, 2000, the Company was aware of one policy claim in the amount of $22,306. There were no liabilities for policy claims at December 31, 1999.

There was an increase in the amount of $475,251 for annuity contract liabilities from 1999 to 2000. According to the design of FLAC's primary life insurance product, first year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. As of December 31, 1999, the Company had very few annuity deposits because most policies were still within their first policy year. Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from year to year are due to the timing of approval and delivery of the new business.

In accordance with existing reinsurance agreements, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as Reinsurance premiums payable in the balance sheets and as Reinsurance premiums ceded in the income statements. At December 31, 2000 and 1999, respectively, the unpaid reinsurance premiums net of amortization totaled $28,561 and $11,845.

During 2000, the Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 as partial financing of the construction project discussed above. As of December 31, 2000, the note balance totaled $698,018. Upon completion of the building, management will either obtain permanent, long-term, financing or use internal funds to repay the construction loan.

Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC and on unrealized gains of fixed maturities.

Results  of  Operations
-----------------------

The Company completed a Kansas intra-state offering on January 11, 1999 raising total capital of approximately $13,750,000. The offering, which commenced on March 11, 1997, provided capital to form a wholly owned life insurance subsidiary, First Life America Corporation ("FLAC"); form a venture capital subsidiary, First Capital Venture, Inc. ("FCVI") and provide working and acquisition capital. FLAC commenced insurance operations on a limited basis in November of 1998. In January of 1999, FLAC began full insurance operations. Until the marketing of life insurance began, the Company was in the development stage. Results of operations between the years ended December 31, 1999 and 1998 are not comparable since insurance operations did not begin until November of 1998.

Significant components of revenues include life insurance premiums, net of reinsurance, and net investment income. The following table provides information concerning premium income for the years ended December 31, 2000, 1999, and 1998:




Modified payment whole life insurance:     2000         1999       1998
     First year                         $1,419,335   $1,086,234   $16,325
     Renewal                               560,747       16,551         -
Term insurance:
     First year                              8,993            -         -
                                        ----------   ----------   -------
Gross premium income                     1,989,075    1,102,785    16,325
Reinsurance premiums ceded                 (54,162)     (12,498)        -
                                        ----------   ----------   -------
Net premium income                      $1,934,913   $1,090,287   $16,325
                                        ==========   ==========   =======

Gross premium income for 1998, which totaled $16,325 and was limited to one month of earnings, increased to $1,102,785 for the year ended December 31, 1999 and to $1,989,075 for 2000. Of the $1,086,460 increase from 1998 to 1999,
$16,551 was attributed to renewal income, of which there was none during 1998. Due to product design, the renewal component of gross premiums increased significantly from $16,551 in 1999 to $560,747 in 2000. During 2000, FLAC also received $8,993 in premium on its 10-year term product. FLAC began offering this product during 2000 to meet niche marketing needs. Management has not actively marketed and does not intend to actively market this product. It is typical in the insurance industry to reinsure a portion of the risk associated with life policies. The Company pays premiums to another company who assumes the risk. These premiums are a direct reduction of gross premium income. Reinsurance premiums totaled $54,162 in 2000 and $12,498 in 1999. Since no reinsurance premiums are paid on first year life contracts, there were no reinsurance premiums incurred in 1998.

Net investment income increased 56% from 1998 to 1999 and then 29% from 1999 to 2000. In 1999, the Company hired an investment manager to increase investment yields. During 1999 and 2000, short-term investments were converted to investments in available-for-sale fixed maturity investments, with higher yields. The invested asset mix, combined with a growing invested asset base each year, resulted in increased income from investments for the years ended December 31, 2000 and 1999.

Benefits and expenses totaled $2,371,934, $1,620,229, and $695,829 for the years ended December 31, 2000, 1999, and 1998, respectively. Expenses related to insurance operations were incurred for full years during 2000 and 1999 and only one month in 1998. These expenses include reserves, commissions, interest on policyholder premium deposits and annuities, agency expenses, and premium taxes. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, it is reasonable for policy reserves to continue to increase. Commission expense is based on a percentage of premium and is determined in the product design. The Company's increases in commission expenses incurred for the years ended December 31, 2000 and 1999 are related to the increases in first year and renewal premium income during each respective period.

Included  in  miscellaneous  taxes  for  each period is premium taxes, which are incurred as a percentage of premium collected and payable to the Kansas Insurance Department ("KID"). During 2000, FLAC recorded a refund due from the KID on overpayment of premium taxes for the year ended December 31, 1999. This caused a significant decrease in miscellaneous taxes from 1999 to 2000. There were no premium taxes recorded for the year ended December 31, 1998. Selling, administrative and general insurance expenses (or agency expenses) are costs associated with the recruiting, training, development and incentives of the sales agents as well as marketing and administrative costs. These costs increased at reasonable rates during 1999 and 2000, along with increasing sales production and continuing growth of operations.

Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions and management fees incurred in the first policy year. During 2000, 1999 and 1998, $1,158,212, $901,613 and $13,348, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $565,869, $234,522 and $229, respectively.

Salaries, wages and employee benefits increased from $401,939 in 1998 to $672,289 in 1999. This increase is due to additional personnel hired for the administration of life insurance operations. Administrative fees-related party are paid to First Alliance Corporation ("FAC"), a shareholder of the Company, for underwriting and accounting services. During 2000 and 1999, respectively, these fees totaled $117,246 and $60,531 and were calculated based on a percentage of FLAC's premium income collected. In 1998, FAC charged a flat fee of $2,000 per month plus a percentage of FLAC's premium income earned in December of 1998, for a total of $24,816. Professional fees increased by 72% in 1999 and then by another 100% in 2000. The following table provides information concerning professional fees for the years ended December 31, 2000, 1999, and 1998.



                           2000     1999     1998
Accounting               $ 35,016  $23,028  $11,063
Consulting                  2,600    1,300      192
Legal                      44,224   24,118   31,623
Actuary                    39,768   13,407      415
Transfer agent             27,065   12,428        -
                         --------  -------  -------
Total professional fees  $148,673  $74,281  $43,293
                         ========  =======  =======

There has been a steady increase in accounting fees over the last three years due to the increase of reporting requirements of the Company. Accounting fees, consisting of independent auditor fees, increased from 1998 to 1999 due, primarily, to audit work performed on the newly operational life insurance subsidiary. These fees increased again in 2000, primarily as a result of a new Securities and Exchange Commission ("SEC") requirement that quarterly reports be reviewed by an independent auditor before being filed with the SEC. Consulting fees doubled from 1999 to 2000. During 2000, the Company utilized the services of additional consultants to assist with product development and the training of FLAC's sales force.

Legal fees decreased from 1998 to 1999 with the completion of the Company's public stock offering; however, such fees increased significantly in 2000. During 2000, there were non re-occurring events that caused this 100% increase. Neither the Company nor any of its subsidiaries is a party to any pending legal proceedings including any proceedings which involve property owned by the Company.

Fees incurred for actuarial services increased significantly from 1999 to 2000 in connection with product development. These expenses may continue to increase as new products are developed. Transfer agents are utilized by the Company for record keeping of its common stock. For a large portion of 1999, the Company's common stock remained in escrow following the completion of the public offering, and no expenses for transfer agents were incurred during this time. Such fees were incurred for a full year during 2000.

The Company pays Advisory Board fees to Advisory Board Members throughout Kansas. Each Advisory Board Member receives stock in the Company based on first year premiums written in his/her county. These costs totaled $56,898, $43,283 and $653 during 2000, 1999 and 1998, respectively. Directors fees increased from $15,850 in 1998 to $27,775 in 1999 and then to $38,030 in 2000. With FLAC being fully operational during 1999, more directors meetings were held than in 1998. During 2000, there were more board and committee meetings as a result of the building construction project. Increases each year in other operating costs and expenses from year to year are due to increased operations of the Company.

Liquidity  and  Capital  Resources
----------------------------------

During the year ended December 31, 2000, the Company maintained necessary amounts of liquid assets to meet operating demands, while continuing to utilize excess sources of liquidity for new investments. Net cash provided by operating activities during 2000 totaled $98,435, whereas net cash of $109,199 and $443,134 was used in operating activities during 1999 and 1998, respectively. Cash provided by increasing insurance operations during these periods is the primary reason for the positive cash flows for operating activities. Increasing insurance operations also provided a larger invested asset base in each year presented, which contributed to additional cash flows from operating activities by increasing the cash collected on interest income from investments.

FLAC's insurance operations generally receive adequate cash flows from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. A significant portion of the Company's invested assets are readily marketable and highly liquid.

Cash collected from deposits on annuity contracts and policyholder premium deposits of FLAC are recorded as cash flows from financing activities. As discussed above, these insurance policy liabilities are generally paid from future cash flows; therefore, current cash flows from these deposits help finance current period investing activities.

The Company is currently constructing a building to be used as the Company's home office. Management expects the project to be completed by May 1, 2001. The Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 as partial financing of the project. To obtain this financing, $2,000,000 in short-term investments were pledged as collateral on the note with Columbian Bank. Cash flows used on the real estate project at December 31, 2000 totaled $922,571, of which $698,018 was financed with the $2,000,000 construction  loan  and  $224,553  was  financed  with  internal  funds.

Approximately $1,852,260 of costs will be incurred during 2001 to complete the project. Most of these costs will be financed with the construction loan, and the remainder will be financed with internal funds. Management does not foresee difficulty in meeting the future demands of this commitment. A portion of the costs will likely be offset by income earned from leasing approximately 10,000 square feet of the building to an unaffiliated party. Management expects to collect annual rent on this space in the amount of $179,902, commencing on May 15, 2001 (see discussion above under "Financial position").

------
Item  7.  Financial  Statements
--------  ---------------------

The consolidated financial statements and related notes are included in this report beginning on page F-1.

Item  8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------  ----------------------------------------------------------------------
Financial  Disclosure
---------------------

NONE


PART  III


Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
--------  -------------------------------------------------------------------
          Compliance  With  Section  16  (a)  of  the Exchange  Act
          ----------------------------------------------------------

The  current  Executive  Officers  and  Directors of the Company are as follows:


Name                  Age                     Position                        Term
--------------------  ---  -----------------------------------------------  --------
Michael N. Fink        45  Chairman of the Board                            One Year

Rickie D. Meyer        49  President and Director                           One Year

Phillip M. Donnelly    49  Secretary/Treasurer/Vice President and Director  One Year

Danny N. Biggs         64  Director                                         One Year

Paul E. Burke, Jr.     67  Director                                         One Year

Edward C. Carter       58  Director                                         One Year

Kenneth L. Frahm       54  Director                                         One Year

John W. Hadl           61  Director                                         One Year

Stephen J. Irsik Jr.   54  Director                                         One Year

John G. Montgomery     61  Director                                         One Year

Harland E. Priddle     70  Director                                         One Year

Gary E. Yager          46  Director                                         One Year


The Directors serve until their successors are elected and qualified. Directors will be elected annually by the stockholders. The Executive Officers serve at the discretion of the Board of Directors. The President, Secretary and Treasurer are elected at the annual meeting of the Board, while the other officers are elected by the Board from time to time as the Board deems advisable. The Executive Officers and Directors also hold the same positions for the Company's subsidiaries. The following is a brief description of the previous business background of the Executive Officers and Directors:

Michael  N.  Fink:  Mr.  Fink  has  twenty  years of experience in the insurance
-----------------
industry, primarily in sales management. From 1981 to 1984, Mr. Fink was an agent, District Director, and Regional Director with Liberty American Assurance Company in Lincoln, Nebraska. In 1984, Mr. Fink transferred to an affiliated company, Future Security Life, in Austin, Texas, where he served as Regional Director and Agency Director until 1988. In March 1988, Mr. Fink became affiliated with United Income, Inc. and United Security Assurance Company as Agency Director and Assistant to the President. In June 1993, Mr. Fink left the United Companies and became President of First Alliance Corporation and its life insurance and venture capital companies.

Rickie  D.  Meyer:  Mr.  Meyer has nineteen years of experience in the insurance
------------------
industry, primarily in sales management. From May 1982 to October 1984, Mr. Meyer was a life insurance agent, District Director and Executive Sales Director with Liberty American Assurance Company in Lincoln, Nebraska. In October 1984, Mr. Meyer transferred to an affiliated company to become Agency Director. In
1985, Mr. Meyer left Liberty American to become an organizer and Zone Sales Director for United Trust, Inc. in Springfield, Illinois. In January 1988, Mr. Meyer transferred to Columbus, Ohio to assist in the organization of United Income, Inc. and served as Zone Sales Manager. While with United Income, he was promoted to Training Director in 1991 and to Agency Director in 1993. Mr. Meyer left the United Companies in January 1996 to form the Company.

Phillip  M.  Donnelly:   Mr.  Donnelly has twenty-one years of experience in the
----------------------
insurance  industry,  primarily  in  the  areas  of  financial  and  operations administration. He served as Treasurer and Chief Financial Officer of the Cimarron Life Insurance Company from 1974 to 1986. In 1986, Mr. Donnelly returned to college and received his M.B.A. in Accounting from Fort Hays State University in 1988. In 1989, Mr. Donnelly became affiliated with The Franklin Life Insurance Company of Springfield, Illinois, where he served as Assistant
Vice President in charge of purchasing, budgeting, forecasting and strategic planning until his departure in 1997. He then returned to Kansas and worked as a Financial Manager for Cargill Corporation until 1999. In 1999, Mr. Donnelly joined First American Capital Corporation and became Vice President/ Secretary/Treasurer and Director in 2000.

Danny  N.  Biggs:  Mr.  Biggs is Vice-President, Partner, General Superintendent
----------------
and Director of Pickrell Drilling Company, Inc., Mobile Drilling Company, Inc.; Central Dirt Service, Inc., and Pickrell Acquisitions, Inc. and also a Partner in Kelly Petroleum. Mr. Biggs is a past President of the Kansas Independent Oil & Gas Association ("KIOGA") and is currently a member and director of KIOGA, director and president of Kansas Oil & Gas Hall of Fame & Museum Foundation and director of Barton County Historical Foundation. He is a member of the Great Bend Chamber of Commerce, American Petroleum Institute, Interstate Oil & Gas Compact Commission Crude Oil Policy Committee, Association of Energy Service Companies and the Independent Petroleum Association of America. He served as Chairman of the Mid-America Oil & Gas Technology Exposition, Vision 2000 Area Relations/Image Committee, KIOGA Membership Committee and general Chairman of the 1992 KIOGA Convention. Mr. Biggs is actively involved in numerous other business, civic and religious organizations including prior service as an Elder in the Presbyterian Church.

Paul  E.  Burke,  Jr.:  Mr.  Burke  is the President of Issues Management Group,
----------------------
Inc., a public relations and governmental affairs consulting company. Mr. Burke served as a member of the Kansas State Senate from 1975 to January 1997 and served as the President of the Senate from 1989 until his retirement in 1997. During his tenure in the Kansas Senate, Mr. Burke served as Chairman of the Organization, Calendar and Rules, Legislative Coordinating Council and
Interstate Cooperation Committees. Mr. Burke was a majority leader of the Senate from 1985 to 1988. Mr. Burke has served in numerous national, state and local leadership positions including past positions as a member of the President's Advisory Commission on Intergovernmental Relations. He is also the former owner of WEBBCO, Inc., an industrial engineering and equipment company. Mr. Burke received his Bachelor of Science degree in business from the University of Kansas in 1956.

Edward C. Carter:  Mr. Carter is an entrepreneur and real estate developer.  Mr.
----------------
Carter is a retired senior executive (1963-1992) with the Kansas Southwestern Bell Telephone Company. He served in numerous senior executive positions including Division Manager Regulatory Relations, Regional Vice President Southwestern Bell Telecom, a start up company serving a four state area, and Kansas Director of Marketing and District Manager Residence Service Centers. Mr. Carter served as City Commissioner and Mayor of Lawrence, Kansas from 1977 to 1981. He was a director and President of Lawrence, Kansas Rotary Club, past Executive Board Member of the Kansas State Chamber of Commerce, past Chairman of the Douglas County United Fund and Director and President of Junior Achievement. He is a Co-Recipient of the Outstanding Kansan Award for Civic Service. Mr. Carter was a member and All Conference guard on the Pittsburgh State University National Championship Football Team. He received his B.A. in Business
Administration  from  Pittsburgh  State  University  in  1963.

Kenneth  L. Frahm:  Mr. Frahm is President of the Kansas Development and Finance
-----------------
Authority. He has been a self-employed farmer since 1975. He currently owns 1,200 acres of irrigated corn and dryland wheat production land and manages an additional 4,500 acres, producing over 400,000 bushes of grain per year. Mr. Frahm's operating entities include Allied Family Farm and Grain Management, Inc. He is past Chairman and current member of the Board of Directors of 21st Century Alliance, a closed co-op looking for value-added investments, a former member of the Board of Directors of Bank IV Community Bank in Colby. In addition, Mr. Frahm is a member of the Agricultural Use Value Committee of the Kansas Department of Revenue, a member of the Board of Directors of the Kansas Area United Methodist Foundation and Chairman of its Investment Committee, Past President and Paul Harris Fellow of the Rotary, a member of the Kansas Farm Bureau, Kansas Livestock Association, Kansas Corn Growers Association, Kansas Association of Wheat Growers and Vice President of the Kansas Water Resources Association. Mr. Frahm is married to Sheila Frahm, a former Kansas United States Senator and has three daughters. Mr. Frahm received his B.A. in Economics in 1968 from Fort Hays Kansas State College and his M.B.A. in Finance in 1969 from the University of Texas at Austin.

John  W. Hadl:  Mr. Hadl is an Associate Athletics Director at the University of
-------------
Kansas in Lawrence, Kansas, and he also heads the Williams Educational Fund, which provides scholarship assistance to more than 400 male and female Kansas University student-athletes. With a membership of over 3,500 donors, the Williams Fund raised in excess of $3 million last year to pay the scholarship expenses of student-athletes. Prior to becoming the Associate Athletics Director, Mr. Hadl served as an Assistant Athletic Director and member of the KU football coaching staff. Mr. Hadl was a three year letterman at KU, earning All-American honors at two different positions-as a halfback in 1960 and as a quarterback in 1961. He was All-Conference three times. After his college career, Mr. Hadl, went on to play professional football for 18 seasons in the AFL, NFL with San Diego, Los Angeles, Green Bay and Houston. He was NFL Man of the Year in 1971 and the NFL's Most Valuable Player in 1973. He played in four AFL All-Star games, three title games and led the league in passing in 1968 and in 1971. In December of 1994, Mr. Hadl was inducted into the College Football Hall of Fame.

Stephen J. Irsik:  Jr.  Mr. Irsik owns and operates a multi-county agri-business
----------------
centered in western Kansas. The business deals with both irrigated and dry land wheat, grain sorghum and corn, a yearling steer operation utilizing native grass and wheat pasture. Mr. Irsik also owns a ranch operation which maintains a spring and fall cow herd, employing "Embryo Transfer" for the development of registered Angus bulls. Mr. Irsik is one of the owners of Irsik and Doll Company, a grain storage, merchandising and full feeding cattle operation with facilities across the State of Kansas. Mr. Irsik is actively involved in public service and has been elected to serve a third term on the Gray County Commission. He currently serves as a Board member of Dodge City Federal Land Bank, and 21st Century Alliance. He is Chairman of the Kansas Ogallala Task Force, which focuses on highlighting the importance of the Ogallala region and its water supply to agriculture, the State of Kansas & the nation. Mr. Irsik has served as a past Board member of the Southwest Kansas Irrigation Association, Upper Ark Basin Advisory committee and the Ground Water Management District #3. He received his undergraduate degree from Kansas State University in 1969.

John  G.  Montgomery:  Mr.  Montgomery  is  the  President  of  Montgomery
--------------------
Communications, Inc. of Junction City, Kansas. He is a newspaper publisher and TV station owner. He is also Vice President of Travel Centre in Junction City. His current business affiliations include Directorship's with the Associated Press, New York City; First National Bank, Junction City; Automobile Club of
Kansas and Sprint/UTS Midwest. He is also President of the Junction City Housing and Development Corporation. From 1964 to 1973 he was the Assistant to the President at the San Francisco Newspaper Printing Company. Mr. Montgomery is a member of the InterAmerican Press Association, Inland Daily Press Association & the Kansas Press Association. He was Civilian Aid to the Secretary of the Army of Kansas from 1979-1981 and has again served in that role since 1995. He has extensive state government service including Past Chairman of the Kansas Board of Regents, Past member of the Washburn University Board of Regents, Kansas, Inc. - Science and Technology Council, and 1986 Democratic nominee for Lieutenant Governor. His considerable civic involvement, in part, includes being past President of the Junction City Chamber of Commerce, Director and past President of the United Way, past Board member of the Boy Scouts of America, Coronado Council, past Director of the YMCA, Trustee of the William Allen White Foundation, Co-chair of Economic Lifelines, Board member of Kansas Wildscape and the Kansas 4-H and a member of the Rotary Club. Mr. Montgomery has received the 1975 Jaycees Outstanding Young Man of Kansas Award, 1975 Junction City Jaycees Distinguished Service Award and the Department of the Army, Patriotic Civilian Service Award. He graduated from the Philips Academy, Andover, Massachusetts, in 1958, Yale University in 1962, receiving a Bachelor of Arts Degree, and from Stanford University in 1964, where he received his MBA Degree.

Harland E. Priddle:  Mr. Priddle is retired. He is the former Chairman and Chief
------------------
Executive Officer of Network Trade Associates and President and Chief Executive Officer of Mid-American International Trade Services, L.C. Mr. Priddle is the former Kansas Secretary of Agriculture and served as the first Kansas Secretary of Commerce. As the first Secretary of Commerce, he was directly involved in the creation of such programs as Kansas, Inc., Kansas Technology Enterprise Corporation, Kansas Development Finance Authority and the Kansas Venture Capital Corp. He was candidate for Lt. Governor of Kansas in 1990. He was the Deputy Director of the White House Communications Agency for the President for a period of four years where he provided support and accompanied the President on approximately 200 Presidential trips. Mr. Priddle specializes in international trade relations. Mr. Priddle was the Vice President for Marketing and Customer Services for the Hutchinson National Bank from 1978 to 1981. He retired from the United States Air Force after 22 years with the rank of Colonel. While in the Air Force, he received 17 military decorations including the Bronze Star and two Legions of Merit. He received a B.S. in Agriculture from Kansas State University in 1952.

Gary  E.  Yager:  Mr.  Yager  recently became Executive Vice President and Chief
---------------
Executive Officer and Senior Lender of the Columbian Bank of Topeka, Kansas. From October 1986 to December 1995, Mr. Yager served as either the Vice President and Branch Manager or the Vice President of Commercial Loans for the Commerce Bank and Trust of Topeka, Kansas. From 1976 to 1986, he served in various management positions with Bank IV of Topeka including Assistant Vice-President of Correspondent Banking and Branch Manager. Mr. Yager is currently a member of the Board of Directors of the Young Bank Officers of Kansas, Topeka-Shawnee County Certified Development Corporation, Contemporary Housing Alternatives of Topeka, and Quail Unlimited. He is a member of the Topeka Chamber of Commerce, former member of the Board of Directors of the Topeka Family Service and Guidance Center, and former advisor of Junior Achievement. He is a past member of the Topeka Active 20-30 Club, where he served in numerous leadership roles including President and Treasurer. Mr. Yager received his BA degree in Business Administration from Washburn University of Topeka in 1976.

Item  10.    Executive  Compensation
---------   ------------------------

The following table sets forth amounts earned by executive officers as compensation over the past three years:


Annual  Compensation



                                                                Other Annual      All Other
Name and Principal Position  Year  Salary ($)  Bonus ($)(1)  Compensation($)(2)  Compensation
Rickie D. Meyer              2000      93,000        80,309                   0             0
President and Director       1999      90,485       124,255                   0             0
                             1998      77,500        50,000                   0             0

Michael N. Fink              2000      74,330        64,247                   0             0
Chairman and Director        1999      72,388        43,405                   0             0
                             1998      63,000        36,000                   0             0

(1) Includes  incentive compensation pursuant to the Executive Employment Agreement, based  on  premiums.
(2) Other  Annual  Compensation  consists  of  automobile allowances  and personal disability and life insurance premiums.  The aggregate cost to the Company of such personal benefits did not exceed the lesser of $50,000 or 10% of  the  annual  salaries  received  by  Mr.
    Meyer  or  Mr.  Fink.

Compensation  of  Directors
---------------------------

As an annual retainer fee for directors who are not officers of the Company, an attendance fee pool was established. This pool consists of 1% of the premiums delivered in each calendar year and is paid to each board member on a pro-rata basis determined by his attendance of board meetings. This fee was payable in cash for 2000, but for 2001 and the years following, the fee is to be paid in the form of credit against the purchase of Company stock. In addition, each Director is paid $750 per regular meeting attended for the Company and its subsidiaries, $75 per telephonic board meeting, and $250 per committee meeting. During 2000, there were four regular and one telephonic Board of Directors meetings. In addition, there were four audit committee meetings, five investment committee meetings, and four compensation committee meetings.

Executive  Employment  Agreements
---------------------------------

On October 30, 1998, the Company entered into Executive Employment Agreements with Messrs. Meyer, Fink, and Haas. The employment agreements are for a term of four years beginning November 1, 1998. Annual compensation under the agreement is $90,000, $72,000 and $36,000 for Messrs. Meyer, Fink and Haas, respectively. Included in these agreements is a clause that requires the salaries to be adjusted annually to reflect current costs of living. Incentive compensation is earned based on percentages of first year life and renewal premiums of FLAC's First America 2000 product. Mr. Fink and Mr. Meyer devote 40% and 100%, respectively of their time to the operations of the Company.
Mr. Haas resigned from the Company and its subsidiaries as Secretary/Treasurer and Director, for personal reasons, effective March 10, 2000. During his term in office, Mr. Haas devoted 20% of his time to the operations of the Company. Mr. Haas' contract provided for termination upon his resignation.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
---------  ---------------------------------------------------------------------

The following table sets forth information as of March 15, 2001, regarding ownership of Common Stock of the Company by (i) the only persons known by the Company to own beneficially more than 5% thereof; (ii) the directors individually; and (iii) all officers and directors as a group.




Name and Address of                            Amount and Nature
Beneficial Owner             Class of Stock  of Beneficial Ownership       Percent of Class
-------------------          --------------  ----------------------       -----------------
Michael N. Fink
2581 Walnut Grove Lane
Lexington, KY 40509          Common                         125,000                      2%

Rickie D. Meyer
3513 SW Alameda Dr
Topeka, KS 66611             Common                         526,000                    9.7%

Danny N. Biggs
2601 Canterbury
Great Bend, KS 67530         Common                          50,000  (1)                 *

Paul E. Burke, Jr.
26391 Cedar Niles Circle
Olathe, KS 66061             Common                          50,000                      *

Edward C. Carter
4100 Wimbledon Drive
Lawrence, KS 66047           Common                          65,000  (2)                 1%

Kenneth L. Frahm
Box 849
Colby, KS  67701             Common                          40,000                      *

John W. Hadl
313 Woodlawn Dr
Lawrence, KS 66049           Common                          40,000                      *

Stephen J. Irsik, Jr.
05405 Six Road
Ingalls, KS 67853            Common                          60,000                      1%

John G. Montgomery
510 Redbud Lane
Junction City, KS 66441      Common                          45,000                      *

Harland E. Priddle
8214 South Haven Rd
Burrton, KS  67020           Common                          40,000                      *

Gary E. Yager
3521 SW Lincolnshire
Topeka, KS 66614             Common                          40,000                      *

First Alliance Corporation
2285 Executive Drive
Suite 308
Lexington, KY 40505          Common                         525,000  (3)               9.7%

All Directors and
Officers as a Group                                       1,081,000                     20%


*          Indicates  less  than  1%  ownership.

(1)     Excludes  5,000  shares  held by his son as to which Mr. Biggs disclaims beneficial ownership.

(2)     Excludes  20,000  shares  held  by Becky Carter, Mr. Carter's wife, as to which Mr.
Carter  disclaims  beneficial  ownership.

(3)     FAC  is  a  financial  services holding company based in Lexington, Kentucky, which wholly  owns  life  insurance and venture capital subsidiaries.  Messrs. Fink is an officer and  director  of  FAC.




Item  12.    Certain  Relationships  and  Related  Transactions
---------   ---------------------------------------------------
Messrs. Michael Fink and Rick Meyer and First Alliance Corporation are promoters of the Company. Collectively, they hold 1,176,000 shares of Common Stock in the Company for which they paid aggregate consideration of $117,600 or $.10 per share.

A portion of the Company's short-term investments consisting of certificates of deposit are purchased through Columbian Bank. Mr. Gary Yager, a Director of the Company, is the Chief Executive Officer of this bank.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums; 1% of fifth year premiums; 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $117,247, $60,531 and $816 of management fees during 2000, 1999 and 1998, respectively. FAC owns approximately 9.7% of the Company's outstanding common stock as of December 31, 2000.

Item  13.  Exhibits  and  Reports  on  Form  8-K
---------  -------------------------------------

The  following  documents  are  filed  as  part  of  this  Form  10-KSB:

(a)   Exhibits.
       The  exhibits  listed  in  the  Index  to  Exhibits appearing on Page 21.
(b)  Reports  on  Form  8-K.
       NONE

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST  AMERICAN  CAPITAL  CORPORATION


By  /s/ Rickie D. Meyer                                   Date 3/26/2001
                                                               ---------
     Rickie  D.  Meyer,  President/Director


By  /s/Phillip M. Donnelly                                Date 3/26/2001
                                                               ---------
     Phillip  M.  Donnelly,  Secretary/Treasurer/Vice
                                President/Director

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Rickie D. Meyer                                       Date  3/26/2001
                                                                    ---------
     Rickie  D.  Meyer,  President/Director


By  /s/ Phillip M. Donnelly                                   Date  3/26/2001
                                                                    ---------
     Phillip  M.  Donnelly,  Secretary/Treasurer/Vice  President/Director


By  /s/ Michael N. Fink                                       Date  3/26/2001
                                                                    ---------
     Michael  N.  Fink,  Chairman/Director


By  /s/ Daniel N. Biggs                                       Date  3/26/2001
                                                                    ---------
     Daniel  N.  Biggs,  Director

By  /s/ Harland E. Priddle                                    Date  3/26/2001
                                                                    ---------
     Harland  E.  Priddle,  Director


By  /s/ Paul E. Burke, Jr                                     Date  3/26/2001
                                                                    ---------
     Paul  E.  Burke  Jr,  Director


By  /s/ Gary E. Yager                                         Date  3/26/2001
                                                                    ---------
     Gary  E.  Yager,  Director

INDEX  TO  EXHIBITS
(Item  13(b))

The documents listed in the following table are filed as Exhibits in response to
Item 13(b). Exhibits listed that are not filed herewith are incorporated by reference.

Exhibit  No.          Description
------------          -----------

3.1               Articles  of  Incorporation  (1)

3.2               By-laws

4                 Instruments  defining  the  rights  of  security  holders, including  indentures  (1)

10                Material  Contracts  (1)

                  (a) Lease
                  (b) Advisory  Board  Contract
                  (c) Service  agreement  between  First  Life  America
                      Corporation  and  First  American  Capital  Corporation
                  (d) Service  agreement  between  First  American  Capital
                      Corporation and  First  Alliance  Corporation
                  (e) Management  employment  agreements
                  (f) Reinsurance  agreement  with  BMA

11               Statement  re  computation  of  per  share  earnings  (2)

21               Subsidiaries


(1) Filed as an Exhibit to the Registrant's amended Form 10-SB, filed on August 13, 1999, and incorporated herein by reference.

(2) Note 2 in Notes to Consolidated Financial Statements included in this Report on Page F-13.

                                   EXHIBIT 21
               SUBSIDIARIES OF FIRST AMERICAN CAPITAL CORPORATION



           Name                            Jurisdiction  of  Incorporation
           ---------------------------------------------------------------


           First  Life  America  Corporation            Kansas
           First  Capital  Venture,  Inc.               Kansas

                       FIRST AMERICAN CAPITAL CORPORATION

                 INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS





                                                                       Page
Consolidated  Financial  Statements                                   Numbers
-----------------------------------                                   -------


Independent  Auditors'  Report                                          F-2

Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999   F-3

Consolidated  Statements  of  Operations  for  the  years  ended
     December  31,  2000,  1999  and  1998                              F-5

Consolidated  Statements  of  Changes  in  Shareholders'  Equity  for
     the years ended  December  31,  2000,  1999,  and  1998            F-6

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     December  31,  2000,  1999,  and  1998.                            F-8

Notes  to  Consolidated Financial Statements                            F-10

     Independent  Auditors'  Report
     ------------------------------



Board  of  Directors  and  Shareholders
First  American  Capital  Corporation


We have audited the accompanying consolidated balance sheets of First American Capital Corporation (a Kansas corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Capital Corporation and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



/s/  KERBER,  ECK  &  BRAECKEL  LLP


Springfield,  Illinois
March  21,  2001



                              FIRST AMERICAN CAPITAL CORPORATION

                                  CONSOLIDATED BALANCE SHEETS



                                                                           December 31,

                                                                         2000         1999
ASSETS
Investments:
      Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $6,023,296
            in 2000 and $2,667,167 in 1999)                           $ 6,241,820  $ 2,631,102
      Policy loans                                                          5,990            -
      Notes receivable (net of valuation allowance of $18,414)             30,262            -
      Short-term investments                                            4,437,280    7,649,382
                                                                       ----------   ----------
Total investments                                                      10,715,352   10,280,484

Cash and cash equivalents                                                 832,485      793,885
Investments in related parties                                             16,800            -
Accrued investment income                                                 148,487      111,352
Accounts receivable                                                        93,167      136,564
Deferred policy acquisition costs (net of accumulated amort-
     ization of $800,619 in 2000 and $234,751 in 1999) respectively)    1,272,554      680,211
Property and equipment, net of accumulated depreciation                 1,283,522      357,367
Other assets                                                               18,387       21,472
                                                                       ----------   ----------
Total assets                                                          $14,380,754  $12,381,335
                                                                       ==========   ==========


                            FIRST AMERICAN CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS (continued)

                                                                       December  31,


                                                                    2000          1999

LIABILITIES AND SHAREHOLDERS  EQUITY
Policy and contract liabilities:
     Annuity contract liabilities                               $   486,533   $    11,282
Life policy reserves                                                919,635       374,298
     Liability for policy claims                                     22,306             -
     Policyholder premium deposits                                   74,469        66,321
Deposits on pending policy applications                              76,379       221,413
     Reinsurance premiums payable                                    28,561        11,845
                                                                ------------  ------------
Total policy and contract liabilities                             1,607,883       685,159

Commissions, salaries, wages and benefits payable                   114,018        67,806
Other liabilities                                                    28,811        52,181
Note payable                                                        698,018             -
Accounts payable to affiliate                                        18,047         9,160
Federal income taxes payable:
     Deferred                                                       361,403       147,865
                                                                ------------  ------------
Total liabilities                                                 2,828,180       962,171



Shareholders  equity:
Common stock, $.10 par value, 8,000,000 shares
     authorized; 5,418,860 shares issued and outstanding in
     2000 and 5,468,860 shares issued and outstanding in 1999       541,886       546,886
Additional paid in capital                                       12,230,005    12,230,005
Retained earnings - deficit                                      (1,176,785)   (1,331,924)
Accumulated other comprehensive income (loss)                       144,226       (23,803)
Less: treasury shares held at cost (115,000 shares
     in 2000 and 20,000 shares in 1999)                            (186,758)       (2,000)
                                                                ------------  ------------
Total shareholders  equity                                       11,552,574    11,419,164
                                                                ------------  ------------
Total liabilities and shareholders  equity                      $14,380,754   $12,381,335
                                                                ===========   ============

See  notes  to  consolidated  financial  statements.



                               FIRST AMERICAN CAPITAL CORPORATION

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Years ended December 31,

                                                            2000          1999          1998
REVENUES
     Gross premium income                               $ 1,989,075   $ 1,102,785   $    16,325
     Reinsurance premiums ceded                             (54,162)      (12,498)            -
                                                         ----------    ----------    ----------
          Net premium income                              1,934,913     1,090,287        16,325
     Net investment income                                  699,245       543,990       348,591
     Net realized investment gains (losses)                    (908)            -             -
     Other income                                            30,565             -             -
                                                         ----------    ----------    ----------
     Total revenue                                        2,663,815     1,634,277       364,916

BENEFITS AND EXPENSES
Increase in policy reserves                                 545,337       368,804         5,494
     Policyholder surrender values                           14,887            54             -
     Interest credited on annuities and premium              21,683         3,236             -
     Death claims                                            22,306             -             -
Commissions                                                 863,159       631,929         9,267
Policy acquisition costs deferred                        (1,158,212)     (901,613)      (13,348)
Amortization of deferred policy acquisition costs           565,869       234,522           229
Selling, administrative and general
      insurance expenses                                    147,257       117,825        17,470
Salaries, wages and employee benefits                       682,458       672,289       401,939
Professional fees                                           148,673        74,281        43,293
     Miscellaneous taxes                                      6,360        24,921             -
Administrative fees - related party                         117,246        60,531        24,816
Advisory board and directors fees                            94,928        71,058        16,503
Rent expense                                                 37,788        33,517        33,066
Depreciation and amortization expense                        15,666        14,916        11,547
Other operating costs and expenses                          246,529       213,959       145,553
                                                         ----------    ----------    ----------
        Total benefits and expenses                       2,371,934     1,620,229       695,829
                                                         ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                     291,881        14,048      (330,913)
                                                         ----------    ----------    ----------
Income tax expense                                          136,742       154,652         8,721
                                                         ----------    ----------    ----------
NET INCOME (LOSS)                                       $   155,139   $  (140,604)  $  (339,634)
                                                         ==========    ==========    ==========
NET INCOME (LOSS) PER COMMON SHARE-
     BASIC AND DILUTED                                  $      0.03   $     (0.03)  $     (0.11)
                                                         ==========    ==========    ==========

See  notes  to  consolidated  financial  statements.



                                 FIRST AMERICAN CAPITAL CORPORATION

                                    CONSOLIDATED  STATEMENTS  OF
                                  CHANGES  IN  SHAREHOLDERS  EQUITY

                                                                  Years  ended  December  31,


                                                                2000          1999          1998

PREFERRED STOCK:
Balance, beginning of year                                  $         -   $ 2,707,530   $   704,690
Sale of shares in public offering  (8,394 shares in
     1999 and 400,568 shares in 1998                                  -        41,970     2,002,840
Conversion of preferred to common (549,740
     preferred shares to 2,198,960 common shares)                     -    (2,748,700)            -
Call of preferred stock                                               -          (800)            -
                                                            ------------  ------------  ------------
Balance, end of year                                                  -             -     2,707,530

COMMON STOCK:
Balance, beginning of year                                      546,886       326,150       286,094
Sale of shares in public offering (8,394 shares in
     1999 and 400,568 shares in 1998)                                 -           840        40,056
Conversion of preferred to common                                     -       219,896             -
Common shares retired                                            (5,000)            -             -
                                                            ------------  ------------  ------------
Balance, end of year                                            541,886       546,886       326,150

ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year                                   12,230,005     9,600,478     2,873,298
Sale of shares in public offering  (8,394 shares in
   1999 and 400,568 shares in 1998)                                   -       167,041     7,971,303
Conversion of preferred to common                                     -     2,528,804             -
Call of preferred stock                                               -        (3,184)            -
Cost of public offering                                               -       (63,134)   (1,244,123)
                                                            ------------  ------------  ------------
Balance, end of year                                        $12,230,005   $12,230,005   $ 9,600,478


                               FIRST AMERICAN CAPITAL CORPORATION

                                   CONSOLIDATED STATEMENTS OF
                           CHANGES IN SHAREHOLDERS  EQUITY (continued)


                                                              Years  ended  December  31,


                                                            2000          1999          1998
RETAINED EARNINGS-DEFICIT:
Balance, beginning of year                              $(1,331,924)  $(1,191,320)  $  (851,686)
Net gain (loss)                                             155,139      (140,604)     (339,634)
                                                        ------------  ------------  ------------
Balance, end of year                                     (1,176,785)   (1,331,924)   (1,191,320)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
     Balance, beginning of year                             (23,803)            -             -
          Net unrealized gain (loss) on
          available-for-sale securities                     168,029       (23,803)            -
                                                        ------------  ------------  ------------
     Balance, end of year                                   144,226       (23,803)            -

TREASURY STOCK:
Balance, beginning of year                                   (2,000)       (2,000)       (2,000)
Purchase of 95,000 common shares at cost                   (184,758)            -             -
                                                        ------------  ------------  ------------
Balance, end of year                                       (186,758)       (2,000)       (2,000)
                                                        ------------  ------------  ------------

TOTAL SHAREHOLDERS  EQUITY                              $11,552,574   $11,419,164   $11,440,838
                                                        ============  ============  ============


DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains (loss) arising during period   $   166,604   $   (23,803)  $         -
Less: reclassification adjustment for (gains) loss
     in net income                                            1,425             -             -
                                                        ------------  ------------  ------------
Net unrealized gains (loss) on securities               $   168,029   $   (23,803)  $         -
                                                        ============  ============  ============


See notes to consolidated financial statements.


                                           FIRST AMERICAN CAPITAL CORPORATION

                                        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS


                                                                                       Years  ended  December  31,


                                                                                       2000        1999        1998
OPERATING ACTIVITIES:
Net income (loss)                                                                   $ 155,139   $(140,604)  $(339,634)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Interest credited on annuities and premium deposits                               21,683       3,236           -
     Net realized investment (gains) losses                                               908           -           -
Provision for depreciation and amortization                                            15,666      14,916      11,547
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                                   (12,159)       (131)          -
     Interest credited to certificates of deposit balances                            (84,612)          -           -
     Realized net gain on disposal of assets                                           (2,236)          -           -
Provision for deferred federal income taxes                                           126,978     155,850       4,277
     Other                                                                             (5,000)          -           -
Increase in accrued investment income                                                 (37,135)    (57,908)    (27,217)
     Decrease (increase) in accounts receivable                                        43,397     (81,979)     (4,554)
Increase in deferred policy acquisition costs, net                                   (592,343)   (667,092)    (13,119)
     Increase in policy loans                                                          (5,990)          -           -
Decrease (increase) in other assets                                                     3,085      (8,294)     (2,230)
Increase in policy reserves                                                           545,337     368,804       5,494
     Increase in liability for policy claims                                           22,306           -           -
Increase (decrease) in deposits on pending policy applications                       (145,034)    211,859       9,554
     Increase in reinsurance premiums payable                                          16,716      11,845           -
Increase (decrease) in current federal income taxes payable                                 -      (4,444)      3,451
Increase (decrease)  in commissions, salaries, wages and benefits payable              46,212      64,974    (108,553)
Increase (decrease) in accounts payable to affiliate                                    8,887      (5,969)      8,215
     Increase (decrease) in other liabilities                                         (23,370)     25,738       9,635
                                                                                    ----------  ----------  ----------
Net cash provided by (used in) operating activities                                 $  98,435   $(109,199)  $(443,134)


                              FIRST AMERICAN CAPITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                            Years  ended  December  31,



                                                          2000          1999          1998
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities  $(3,543,284)  $(2,667,036)  $         -
     Sale of available-for-sale fixed maturities          198,000             -             -
     Purchase of investments in related parties           (16,800)            -             -

     Additions to property and equipment, net            (939,585)     (340,778)      (27,759)
     Increase in notes receivable                         (30,262)            -             -
     Short-term investments (acquired) disposed, net    3,297,120     3,068,879    (7,794,922)
                                                      ------------  ------------  ------------
Net cash provided by (used in) investing activities    (1,034,811)       61,065    (7,822,681)

FINANCING ACTIVITIES:
Proceeds from public stock offering                             -       209,851    10,014,199
Call of preferred stock                                         -        (3,984)            -
Cost of stock offerings                                         -       (63,134)   (1,244,123)
Purchase of treasury stock                               (184,758)            -             -
     Proceeds from note payable                           698,018             -             -
     Deposits on annuity contracts, net                   457,424        11,227             -
     Policyholder premium deposits, net                     4,292        63,140             -
                                                      ------------  ------------  ------------
Net cash provided by financing activities                 974,976       217,100     8,770,076
                                                      ------------  ------------  ------------

Increase in cash and cash equivalents                      38,600       168,966       504,261

Cash and cash equivalents, beginning of year              793,885       624,919       120,658
                                                      ------------  ------------  ------------

Cash and cash equivalents, end of year                $   832,485   $   793,885   $   624,919
                                                      ============  ============  ============

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE  OF  OPERATIONS

First American Capital Corporation (the Company ) was incorporated on July 10, 1996 for the primary purpose of forming, owning and managing life insurance companies. On March 11, 1997, the Company s registration statement filed with the Office of the Kansas Securities Commissioner for a $12,500,000 intra-state public stock offering, which included a 10% over-sale provision (additional sales of $1,250,000), was declared effective. The Company completed its public stock offering on January 11, 1999, raising total capital of $13,750,000.

The Company has a wholly-owned insurance subsidiary, First Life America Corporation ( FLAC ), which is domiciled in Kansas. FLAC was incorporated on July 15, 1997 and capitalized with $1,200,000. On October 15, 1997, the Kansas Insurance Department ( KID ) granted FLAC a Certificate of Authority. On December 10, 1998, the Company provided FLAC with an additional $1,800,000 of capital. On August 14, 2000 the Company contributed an additional $250,000 of capital, resulting in total capitalization of $3,250,000. Insurance operations commenced on November 19, 1998. Prior to the commencement of insurance operations, the Company was in the developmental stage.

The primary insurance product being marketed by FLAC is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to full policy benefits. Typical premium paying periods for modified payment whole life insurance polices are ten, fifteen and twenty years. FLAC s product, marketed as the First America 2000, combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from 0 to 20 and 66 through 80 are ten pay polices and issue ages from age 21 to 65 are twenty pay policies. Premium payments are split between the life and annuity based on percentages established in the product design. First year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

The initial product was designed to provide life insurance benefits based on the age of the insured. The coverage decreases each year until an ultimate benefit amount is attained. The annuity rider includes surrender charges which start at 9% in the first year funded and decrease by 1% each subsequent year. There are no additional loads or fees.

The Company formed First Capital Venture Inc. ( FCVI ), a venture capital subsidiary in October of 1998. FCVI has yet to be capitalized.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ( GAAP ) which, for FLAC, differ from statutory accounting practices prescribed or permitted by the KID.

Certain amounts from prior years have been reclassified to conform with the current year s presentation. These reclassifications had no effect on previously reported net income or shareholders equity.

Principles  of  Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts and operations of the Company and its subsidiary, FLAC. All intercompany accounts and transactions are eliminated in consolidation.

Managements  Estimates
----------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. As more information becomes known, actual results could differ from those estimates.

Investments
-----------

The Company classifies all of its fixed maturity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost which approximates fair value. Notes receivable are reported at unpaid principal balance, net of allowance for uncollectible amounts. Short-term investments consist of investments with original maturities of three months to one year are carried at cost which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income. Investments in related parties are reported at cost (see Note 5).

Property  and  Equipment
------------------------

Property and equipment, including the home office building (see note 6), are carried at cost less accumulated depreciation. Accumulated depreciation on equipment is calculated using the 200% declining balance method over the estimated useful life of the respective assets. Accumulated depreciation on equipment at December 31, 2000 and 1999, respectively, is $42,860 and $31,259. The office building is still under construction and not in use; accordingly, accumulated depreciation for the building has not yet been recorded.

Office  Lease
-------------

The Company is currently located in approximately 2,700 square feet of leased office space at 3360 S.W. Harrison Street, Topeka, Kansas 66611. This three year lease commenced on July 11, 1996 and was renewed in July 1999 for a one year period that expired on July 31, 2000. Since the Company will be relocating its home office (see note 6), a new lease agreement has not been executed. The Company leases its current space on a month to month basis until completion of the new building, which management expects to be May 1, 2001. Effective June 1, 2000, the Company sublet approximately 250 square feet of additional space at $600 per month at the current location on a month to month basis. Rent expense for the years ended December 31, 2000, 1999, and 1998 totaled $37,788, $33,517, and $33,066, respectively.

Deferred  Policy  Acquisition  Costs
------------------------------------

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves.

Life  Policy  Reserves
----------------------

The liabilities for future policy benefits on the Company s life insurance products are computed using the net level premium method and assumptions as to investment yields, mortality, withdrawals and other assumptions, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. The assumptions utilized were 7.25% for investment yields, 1975-1980 select and ultimate tables for mortality, and Linton BA tables for withdrawal rates.

Annuity  Contract  Liabilities
------------------------------

Annuity Contract Liabilities are computed using the retrospective deposit method and consist of policy account balances before deduction surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense.

Liability  for  Policy  Claims
------------------------------

Policy  claim  liabilities  are  based  on  reported  death  claims.

Policyholder  Premium  Deposits
-------------------------------

Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest is credited on these deposits at the rate of 6%. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.

Premiums
--------

Life insurance premiums for limited payment contracts are recorded according to Statement of Financial Accounting Standard ( SFAS ) No. 97. Accounting and
Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Any gross premium in excess of net premium is deferred and recognized in income in a constant relationship with insurance in force.

Federal  Income  Taxes
----------------------

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes.

Reinsurance
-----------

Estimated reinsurance receivables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with Statement of Financial Accounting Standards ( SFAS ) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

Common  Stock  and  Preferred  Stock
------------------------------------

The common stock is fully-paid and non-assessable with dividend rights subject to the prior rights of the holders of preferred stock (prior to its conversion to common stock) and has full voting rights. The preferred stock had no voting rights, had a par and liquidation value of $5.00 per share of which dividends, if and when declared, were to be paid at the rate of 6% of the par value, and was convertible into four shares of common stock until July 11, 1999 (see conversion of preferred stock and call of preferred stock).

Conversion  of  Preferred  Stock
--------------------------------

The public offering was sold in units consisting of one share of common and one share of preferred stock. Each preferred share was convertible into four shares of common stock. Pursuant to the terms of the Subscription Agreements, a subscriber could elect, at the time of the sale, to convert their shares of preferred stock to shares of common stock upon issuance of stock certificates. The subscriber was allowed to revoke this conversion during a six month period starting on the date the offering was completed. The offering was completed on January 11, 1999 and conversions were allowed until July 11, 1999. On July 11, 1999, substantially all of the preferred shareholders converted their preferred shares to common shares.

Call  of  Preferred  Stock
--------------------------

Before July 11, 1999, subscribers owning a total of 160 shares of preferred stock revoked the conversion election (discussed above). On December 10, 1999, the Company called those 160 shares of preferred stock at $5.00 per preferred share.

Net  Earnings  (Loss)  Per  Common  Share
-----------------------------------------

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each year. The weighted average outstanding common shares was 5,387,767, 5,468,860, and 3,046,043 for the years ended December 31, 2000, 1999 and 1998, respectively.

Comprehensive  Income
---------------------

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ( SFAS ) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company s net income or total shareholder s equity. SFAS No. 130 requires unrealized gains and losses on the Company s available-for-sale securities to be included in other comprehensive income.

3.  INVESTMENTS

The amortized cost and fair value of investments in fixed maturities at December 31, 2000 and 1999 are summarized as follows:

                                        Gross        Gross
                         Amortized   Unrealized   Unrealized      Fair
                            Cost        Gains       Losses       Value
December 31, 2000:
-----------------------
U.S. Government Agency   $2,898,553  $    84,248  $         -  $2,982,801
Corporate Bonds           2,764,743      136,665        2,389   2,899,019
Certificates of Deposit     360,000            -            -     360,000
                         ----------  -----------  -----------  ----------
Total                    $6,023,296  $   220,913  $     2,389  $6,241,820
                         ==========  ===========  ===========  ==========

December 31, 1999:
-----------------------
U.S. Government Agency   $1,140,813  $         -  $    15,631  $1,125,182
Corporate Bonds           1,166,354            -       20,434   1,145,920
Certificates of Deposit     360,000            -            -     360,000
                         ----------  -----------  -----------  ----------
Total                    $2,667,167  $         -  $    36,065  $2,631,102
                         ==========  ===========  -----------  ==========

The amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                        Amortized Cost   Fair Value
Due in one year or less                 $       180,000  $   180,000
Due after one year through five years         3,708,444    3,832,343
Due after five years through ten years        2,134,852    2,229,477
                                        ---------------  -----------
                                        $     6,023,296  $ 6,241,820
                                        ===============  ===========

The fair values for investments in fixed maturities are based on quoted market prices.

3.  INVESTMENTS  (CONTINUED)

Included in investments are securities which have a fair value of $1,785,831 at December 31, 2000, which are on deposit with the KID.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among U.S. Government Agency and Corporate bonds. Credit risk is further minimized by investing in certificates of deposits. As a result, management believes that significant concentrations of credit risk do not exist.

During 2000, the Company had gross realized investment gains of $1,251. There were no realized investment gains during 1999 or 1998. Gross realized investment losses totaled $2,159 in 2000. There were no realized investment losses during 1999 or 1998. These realized gains and losses during 2000 were the result of the sale of available for sale fixed maturity investments.

During July of 2000, advances to agents in the amount of $60,053 were converted to notes receivable to be collected over a three year period with a 9.5% annual interest rate. These notes included $41,054 of balances due from agents previously deemed to be uncollectible and expensed in prior years. A corresponding allowance for bad debts of $41,054 was established. During 2000, payments of $31,377 were received on the note balances and an additional $20,000 was loaned during 2000. Notes receivable, net of the valuation allowance of $18,414, is $30,262 at December 31, 2000.

The carrying value of short-term investments approximates their fair value. At December 31, 2000 and 1999 the fair value of short-term investments was $4,437,280 and $7,649,382, respectively.

Included in short-term investments are securities which have a fair value of $2,000,000 at December 31, 2000 which have been pledged as collateral on the Company s note with Columbian Bank (see note 8 - Note payable).

Interest income consists of interest earned on notes receivable, policy loans, available-for-sale securities and short-term investments, which include certificates of deposit.

Following are the components of net investment income for the years ended December 31, 2000, 1999 and 1998:

                                    Year  ended  December  31,

                                    2000       1999       1998
Investment income
 Fixed maturities                 $324,086   $ 18,079   $      -
 Notes receivable                    2,581          -          -
 Short-term and other investments  388,667    530,723    348,591
                                  ---------  ---------  --------
 Gross investment income           715,334    548,802    348,591
 Investment expenses               (16,089)    (4,812)         -
                                  ---------  ---------  --------
     Net investment income        $699,245   $543,990   $348,591
                                  =========  =========  ========

4.  CONCENTRATIONS  OF  CREDIT  RISK

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among U.S. Government Agency and Corporate bonds. Credit risk is further minimized by investing in certificates of deposit. Certain certificates of deposit and cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation ( FDIC ). However, both certificates of deposit balances and cash balances exceeding this maximum are protected through additional insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

5.  INVESTMENTS  IN  RELATED  PARTIES

On June 20, 2000, the Company purchased, through a private placement, 168,000 shares of the common stock of Mid-Atlantic Capital Corporation ( MCC ) of Charleston, West Virginia for $16,800. At December 31, 2000, MCC had raised $544,500 from the sale of private placement shares. MCC intends to register a West Virginia intrastate public offering of $12,000,000. After MCC s private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael N. Fink, who is the Company s Chairman of the Board, will also serve as a Co-chairman of the Board for MCC.

6.  PROPERTY  AND  EQUIPMENT

During 1999, the Company acquired approximately six and one-half acres of land, located in Topeka, Kansas for $325,169. A 20,000 square foot building to be used as a home office is currently being constructed on approximately one-third of this land. Approximately 10,000 square feet will be occupied by the Company with the remaining office space to be leased to unaffiliated parties. Costs incurred to date at December 31, 2000 totaled $1,247,740, of which $612,239 was related to land cost and preparation and $626,311 was related to building construction. Also included in total property of $1,247,740, is $9,190 of capitalized interest costs incurred on the construction loan (see note 8).

Contracts have been executed with a designer/architect and a building contractor to complete the building construction project (see note 14 - Material Commitments). It is anticipated that the remaining portion of the land will be sold after the completion of the building.

The components of property and equipment as of December 31, 2000 and 1999 are as follows:


                                     2000        1999

Property (home office building)   $1,247,740   $325,169
Less:  Accumulated depreciation            -          -
                                  -----------  ---------
Net property                       1,247,740    325,169
                                  -----------  ---------

Equipment                             78,642     63,457
Less: Accumulated depreciation       (42,860)   (31,259)
                                  -----------  ---------
Net equipment                         35,782     32,198
                                  -----------  ---------
Property and equipment, net       $1,283,522   $357,367
                                  ===========  =========


7.  FEDERAL  INCOME  TAXES

The Company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial five years of existence. Federal income tax expense for the years ended December 31, 2000, 1999, and 1998 consisted of the following:

                             Years  ended  December  31,


                              2000      1999      1998
Current                     $  9,764  $ (1,198)  $4,444
Deferred                     126,978   155,850    4,277
                            --------  ---------  ------
Federal income tax expense  $136,742  $154,652   $8,721
                            ========  =========  ======

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                                           Years  ended  December  31,

                                                          2000       1999        1998
Federal income tax expense (benefit) at statutory rate  $ 99,240   $  4,776   $(112,510)

Small life insurance company deduction                   (30,118)         -     (11,037)
Increase in valuation allowance                           83,561    187,869     135,182
Surtax exemptions                                        (10,315)         -      (2,914)
Other                                                     (5,626)   (37,993)          -
                                                        ---------  ---------  ----------
Federal income tax expense                              $136,742   $154,652   $   8,721
                                                        =========  =========  ==========

7.  FEDERAL  INCOME  TAXES  (CONTINUED)

Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company s net deferred tax liability are as follows:


                                                   December  31,
                                                 2000        1999
Deferred tax liability:
     Due and deferred premiums                $  15,936   $   2,912
     Deferred policy acquisition costs          362,525     203,867
     Net unrealized investment gains             74,298           -
                                              ---------   ----------
Total deferred tax liability                    452,759     206,779

Deferred tax asset:
     Net unrealized investment losses                 -      12,262
     Policy reserves                             82,446      44,079
     Reinsurance premiums                         8,910       2,573
Net operating loss carry forward                634,917     551,356
Alternative minimum tax credit carry forward      1,198       1,198
                                              ----------  ----------
Total deferred tax asset                        727,471     611,468
Valuation allowance                            (636,115)   (552,554)
                                              ----------  ----------
Net deferred tax asset                           91,356      58,914
                                              ----------  ----------
Net deferred tax liability                    $ 361,403   $ 147,865
                                              ==========  ==========


The Company has net operating loss carry forwards of approximately $1,867,404 expiring in 2011 through 2020. These net operating loss carry forwards are not available to offset FLAC income. FLAC has alternative minimum tax credit carry forwards of $1,198, which have no expiration date. Federal income taxes of $20,100 and $993 were paid during 1999 and 1998, respectively. There were no Federal income taxes paid during 2000.

8.  NOTE  PAYABLE

To finance the cost of the building construction project (see note 6), the Company entered into a twelve month, $2,000,000 construction loan with Columbian Bank. The Company has pledged certificates of deposit totaling $2,000,000 as collateral for the loan. Under the terms of the agreement, interest expense, which is paid monthly, is calculated based on the Company s highest interest rate earned on any pledged certificate of deposit plus one percent. At December 31, 2000, the interest rate on the note balance was 8.25%. The note balance totaled $698,018 at December 31, 2000 and the related interest payable was $3,359. Upon completion of the building, management will either obtain permanent financing or use internal funds to repay the construction loan.

9.  SHAREHOLDERS  EQUITY  AND  STATUTORY  ACCOUNTING  PRACTICES

FLAC prepares its statutory-basis financial statements in accordance with statutory accounting practices ( SAP ) prescribed or permitted by the KID. Currently, prescribed statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners ( NAIC ) Accounting Practices and
Procedures  Manual  and  a  variety  of  other  NAIC  publications.   Permitted
statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles ( Codification ). Codification will change, to some extent, prescribed statutory accounting principals that the insurance subsidiary uses to prepare its statutory-basis financial statements. Codification will replace the NAIC Accounting Practices and Procedures Manual and will be effective January 1, 2001. However, management believes that the impact of Codification will not be material to FLAC s statutory-basis financial statements.

Net income for 2000, 1999, and 1998 and capital and surplus at December 31, 2000, 1999, and 1998 for the Company s insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows:

                       GAAP                                       SAP
                      ------                                     -----
      Net Income (loss)   Capital and Surplus   Net Income (loss)   Capital and Surplus
      ------------------  --------------------  ------------------  --------------------
2000  $          400,907  $          4,046,552  $          68,787   $          3,252,279

1999             263,432             3,317,886           (100,572)             2,880,773

1998              57,959             3,063,584             47,931              3,050,432



Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP;
c) deferred income taxes are provided for GAAP; d) statutory asset valuation reserves are not required for GAAP; and e) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders equity for GAAP.

Statutory restrictions limit the amount of dividends which may be paid by FLAC to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus, $1,200,000, required for life insurance companies domiciled in Kansas.

The KID imposes on insurance enterprises minimum risk-based capital ( RBC ) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio (the Ratio ) of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FLAC has a ratio that is in excess of the minimum RBC requirements; accordingly, FLAC meets the RBC requirements.

10.  REINSURANCE

To minimize the risk of claim exposure to surplus, FLAC reinsures all amounts of risk on any one life in excess of $50,000 for individual life insurance. Accidental death benefits are 100% reinsured. All amounts greater than $50,000, except term insurance, and all accidental death policies, are ceded to Business Men s Assurance Company ( BMA ). At December 31, 2000 and 1999, the Company ceded $24,259,688 and $8,755,634, respectively, of insurance in-force and received reserve credits of $67,331 in 2000 and $33,575 in 1999. Pursuant to the terms of the agreement with BMA, FLAC pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as Reinsurance premiums payable in the accompanying balance sheet and recognized as Reinsurance premiums ceded in the accompanying income statement. At December 31, 2000 and 1999, respectively, the unpaid reinsurance premiums net of amortization totaled $28,561 and $11,845. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk. During 2000 and 1999, respectively, FLAC paid $37,446 and $653 of reinsurance premiums. No reinsurance premiums were paid during 1998.

11.  RELATED  PARTY  TRANSACTIONS

Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC s business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums, 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC retains general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent s health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $562,686, $275,375 and $4,081 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company has contracted with First Alliance Corporation ( FAC ) of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums, and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $117,246, $60,531 and $816 of management fees during 2000, 1999 and 1998, respectively. Under a separate agreement, the Company paid $24,000 in fees to FAC in 1998. FAC owns approximately 9.7% of the Company s outstanding common shares.

12.  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed  Maturities
-----------------

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 2000 and 1999, respectively, the fair value of fixed maturities was $6,241,820 and $2,631,102.

Short-term  Investments
-----------------------

The carrying value of short-term investments approximates their fair value. At December 31, 2000 and 1999 the fair value of short-term investments was $4,437,280 and $7,649,382, respectively.

Cash  and  Cash  Equivalents
----------------------------

The carrying values of cash and cash equivalents approximate their fair values. At December 31, 2000 and 1999 the fair value of cash and cash equivalents was $832,485 and $793,885, respectively.

Policy  Loans
-------------

The carrying value of policy loans approximates their fair value. At December 31, 2000 the fair value of policy loans was $5,990. There were no policy loans at December 31, 1999.

Investments  in  Related  Parties
---------------------------------

The Company holds investments in related parties of $16,800 at December 31, 2000. These investments represent organizer shares purchased in the initial private placement of the respective entity and are restricted under Rule 144 of the Act. Accordingly, there are not quoted market prices for these investments. These investments are carried at cost in the accompanying consolidated balance sheets.

Notes  Receivable
-----------------

The carrying value of notes receivable approximates their fair value. At December 31, 2000, the fair value of notes receivable was $30,262. There were no notes receivable at December 31, 1999.

13.  COMPREHENSIVE  INCOME

In 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standard ( SFAS ) No. 130, Reporting Comprehensive Income. SFAS 130 requires the detail of comprehensive income for the reporting period be disclosed in the financial statements. Comprehensive income consists of net income or loss for the current period adjusted for income, expenses gains and losses that are reported as a separate component of shareholders equity rather than in the statement of operations. The financial statements have been prepared in accordance with SFAS 130.

The components of comprehensive income (loss) along with the related tax effects are presented for 2000, 1999, and 1998. There was no comprehensive income
(loss) reported during 1998 because there were no investments in fixed maturities until 1999.


                                                             2000        1999        1998
Unrealized gain/(loss) on available-for-sale securities:
    Unrealized holding gains/(losses) during the period    $252,430   $ (36,065)  $       -
          Tax benefit/(expense)                             (85,826)     12,262           -
                                                           ---------  ----------  ----------
                                                            166,604     (23,803)          -
Plus:
     Adjustment for losses realized in net income             2,159           -           -
          Tax benefit/(expense)                                 734           -           -
                                                           ---------  ----------  ----------
                                                              1,425           -           -
                                                           ---------  ----------  ----------

Other comprehensive income/(loss)                          $168,029   $ (23,803)  $       -
                                                           =========  ==========  ==========

Net income/(loss)                                          $155,139   $(140,604)  $(339,634)
     Other comprehensive income/(loss) net of tax
         effect:
              Unrealized investment gain/(loss)             168,029     (23,803)          -
                                                           ---------  ----------  ----------
Comprehensive income/(loss)                                $323,168   $(164,407)  $(339,634)
                                                           =========  ==========  ==========

Net income/(loss)per common share-basic and diluted        $   0.06   $   (0.03)  $   (0.11)
                                                           =========  ==========  ==========

14.  SEGMENT  INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, become effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a management approach (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of December 31, 2000, 1999 and 1998 and for the years then ended is as follows:


                                            2000          1999          1998
Revenues:
Life and annuity insurance operations   $ 2,181,628   $ 1,243,323   $    91,848
Corporate operations                        482,187       390,954       273,068
                                        ------------  ------------  ------------
Total                                   $ 2,663,815   $ 1,634,277   $   364,916
                                        ============  ============  ============

Income (loss) before income taxes:
Life and annuity insurance operations   $   537,649   $   418,084   $    66,680
Corporate operations                       (245,768)     (404,036)     (397,593)
                                        ------------  ------------  ------------
Total                                   $   291,881   $    14,048   $  (330,913)
                                        ============  ============  ============

Assets:
Life and annuity insurance operations   $ 6,024,504   $ 4,255,380   $ 3,113,186
Corporate operations                      8,356,250     8,125,955     8,395,825
                                        ------------  ------------  ------------
Total                                   $14,380,754   $12,381,335   $11,509,011
                                        ============  ============  ============

Depreciation and amortization expense:
Life and annuity insurance operations   $   565,869   $   234,522   $       229
Corporate operations                         15,666        14,916        11,547
                                        ------------  ------------  ------------
Total                                   $   581,535   $   249,438   $    11,776
                                        ============  ============  ============

15.  COMMITMENTS

The Company is currently constructing a building to be used as the Company s home office (see note 6). Management estimates land improvement costs to be $536,496, of which $287,070 has been incurred as of December 31, 2000. The Company contracted with Schwerdt Design Group, Inc. of Topeka, Kansas as designer/architect and Ferrell Construction of Topeka, Inc. as building contractor. Based on quoted costs and other management estimates, total estimated land and building construction costs will be $3,100,000. Of these estimated total costs, $1,247,740 has been incurred at December 31, 2000, leaving estimated remaining costs of $1,852,260.

Management expects the project to be completed by May 1, 2001. The Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 (see note 8) as partial financing of the project. As of December 31, 2000, $698,018 of the $2,000,000 construction loan had been borrowed, leaving available funds in the amount of $1,301,982 to complete the project. The remaining estimated costs of $550,278 will be financed with internal funds. Included in total estimated costs of $3,100,000 is an approximate $350,000 cost to finish approximately 10,000 square feet of interior space to be leased to an unaffiliated party.