Form 10QSB
period 2001-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2001-05-14
CIK 1082084

United States Securities and Exchange Commission
                            Washington,  D.C.  20549

                                   FORM 10-QSB


(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For  the  quarterly  period  ended  March  31,  2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For  the  transition  period  from      to      .


                        Commission file number : 0-25679
                                                 -------


                         FIRST AMERICAN CAPITAL CORPORATION
                     --------------------------------------
              (Exact Name of small business issuer in its charter)


            Kansas                             48-1187574
------------------------------           ---------------------
(State  of  incorporation)      (I.R.S.  Employer  Identification  Number)

1303  S.W.  First  American  Place   Topeka,  Kansas  66604
-----------------------------------------------------------
(Address  of  principal  executive  offices)


Issuer's  telephone  number         (785) 267-7077
                             ---------------------------


3360  S.W.  Harrison  Street,  Suite  100    Topeka,  Kansas  66611
-------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common  Stock,  $.10  Par  Value  -  5,418,860  shares  as  of  May  10,  2001


Transitional  Small  Business  Disclosure Format (check one):  Yes [   ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                             INDEX  TO  FORM  10-QSB




Part  I.     FINANCIAL  INFORMATION                               Page  Numbers
------------------------------------                              -------------


Item  1.  Financial  Statements:


Condensed  Consolidated  Balance  Sheets  as  of  March  31,  2001
     and  December  31,  2000                                             3

Condensed  Consolidated  Statements  of  Operations  for  the
     three  months  ended  March  31,  2001  and  2000                    5

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
     three  months  ended  March  31,  2001  and  2000                    6

Notes  to  Condensed  Consolidated  Financial  Statements                 8

Management's  Discussion  and  Analysis  or  Plan  of  Operation         14

Part  II.
---------

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures
----------

                                FIRST AMERICAN CAPITAL CORPORATION

                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       March 31,    December 31,
                                                                          2001          2000
                                                                      ------------  -------------
ASSETS                                                                (Unaudited)
Investments:
      Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $7,111,579
            in 2001 and $6,023,296 in 2000)                           $  7,349,327  $   6,241,820
      Policy loans                                                          16,432          5,990
      Notes receivable (net of valuation allowance
            of $14,524 in 2001 and $18,414 in 2000)                         26,868         30,262
      Short-term investments                                             3,808,903      4,437,280
                                                                      ------------  -------------
Total investments                                                       11,201,530     10,715,352
                                                                      ------------  -------------

Cash and cash equivalents                                                  807,747        832,485
Investments in related parties                                              16,800         16,800
Prepaid administrative fees - related party                                 88,808              -
Accrued investment income                                                  182,583        148,487
Accounts receivable                                                        111,338         93,167
Deferred policy acquisition costs (net of accumulated amort-
     ization of $856,382 in 2001 and $800,619 in 2000)                   1,403,588      1,272,554
Property and equipment, net of accumulated depreciation                  2,023,190      1,283,522
Other assets                                                                11,701         18,387
                                                                      ------------  -------------
Total assets                                                          $ 15,847,285  $  14,380,754
                                                                      ============  =============


                             FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS (continued)


                                                                 March 31,     December 31,
                                                                    2001           2000
                                                                ------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                            (Unaudited)
Policy and contract liabilities:
     Annuity contract liabilities                               $   793,512   $     486,533
     Life policy reserves                                         1,048,674         919,635
     Liability for policy claims                                     38,941          22,306
     Policyholder premium deposits                                   95,050          74,469
     Deposits on pending policy applications                        176,153          76,379
     Reinsurance premiums payable                                    26,693          28,561
                                                                ------------  --------------
Total policy and contract liabilities                             2,179,023       1,607,883

Commissions, salaries, wages and benefits payable                   139,473         114,018
Other liabilities                                                    55,715          28,811
Note payable                                                      1,393,873         698,018
Accounts payable to affiliate                                             -          18,047
Federal income taxes payable:
     Deferred                                                       424,349         361,403
                                                                ------------  --------------
Total liabilities                                                 4,192,433       2,828,180



Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares
     authorized; 5,418,860 shares issued and 5,303,860 shares
     outstanding in 2001 and 2000                                   541,886         541,886
Additional paid in capital                                       12,230,005      12,230,005
Retained earnings - deficit                                      (1,084,818)     (1,176,785)
Accumulated other comprehensive income                              154,537         144,226
Less: treasury shares held at cost (115,000 shares
     in 2001 and 2000)                                             (186,758)       (186,758)
                                                                ------------  --------------
Total shareholders' equity                                       11,654,852      11,552,574
                                                                ------------  --------------
Total liabilities and shareholders' equity                      $15,847,285   $  14,380,754
                                                                ============  ==============

See notes to consolidated financial statements.


                         FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                             Three months ended
                                                           March 31,     March 31,
                                                              2001          2000
REVENUES                                                  (Unaudited)   (Unaudited)
                                                          ------------  ------------
     Gross premium income                                 $   593,177   $   541,702
     Reinsurance premiums ceded                               (24,795)      (15,311)
                                                          ------------  ------------
          Net premium income                                  568,382       526,391
     Net investment income                                    215,501       160,612
     Other income                                               3,080             -
                                                          ------------  ------------
     Total revenue                                            786,963       687,003

BENEFITS AND EXPENSES
     Increase in policy reserves                              129,039       160,461
     Policyholder surrender values                              7,630            37
     Interest credited on annuities and premium deposits       12,747         2,305
     Death claims                                              38,142             -
     Commissions                                              148,407       205,767
     Policy acquisition costs deferred                       (186,796)     (290,089)
     Amortization of deferred policy acquisition costs         55,762        99,272
     Salaries, wages and employee benefits                    192,426       169,978
     Miscellaneous taxes                                        4,370        10,537
     Administrative fees - related party                       35,729        32,167
     Other operating costs and expenses                       200,660       161,698
                                                          ------------  ------------
        Total benefits and expenses                           638,116       552,133
                                                          ------------  ------------

INCOME BEFORE INCOME TAX EXPENSE                              148,847       134,870
                                                          ------------  ------------

Income tax expense                                             56,880        99,826
                                                          ------------  ------------

NET INCOME                                                $    91,967   $    35,044
                                                          ============  ============

NET INCOME PER COMMON SHARE-
     BASIC AND DILUTED                                    $      0.02   $      0.01
                                                          ============  ============

See notes to consolidated financial statements.


                               FIRST AMERICAN CAPITAL CORPORATION

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Three  months  ended
                                                                      March 31,     March 31,
                                                                         2001          2000
                                                                     ------------  ------------
OPERATING ACTIVITIES:                                                (Unaudited)   (Unaudited)
Net income                                                           $    91,967   $    35,044
Adjustments to reconcile net income to net cash
provided by operating activities:
     Interest credited on annuities and premium deposits                  12,747         2,305
     Provision for depreciation and amortization                           3,977         3,243
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                       (7,491)       (1,263)
     Interest credited to certificates of deposit balances               (18,230)            -
     Realized net loss on disposal of assets                               1,034             -
     Provision for deferred federal income taxes                          54,033        97,326
     Increase in prepaid administrative fees - related party             (88,808)            -
     Increase in accrued investment income                               (34,096)      (28,688)
     Increase in accounts receivable                                     (18,171)      (23,726)
     Increase in deferred policy acquisition costs, net                 (131,034)     (190,817)
     Increase in policy loans                                            (10,442)            -
     Decrease (increase) in other assets                                   6,686        (5,217)
     Increase in policy reserves                                         129,039       160,461
     Increase in liability for policy claims                              16,635             -
     Increase in deposits on pending policy applications                  99,774       141,049
     Decrease in reinsurance premiums payable                             (1,868)       (1,854)
     Increase in commissions, salaries, wages and  benefits payable       25,455        17,239
     Increase (decrease) in accounts payable to affiliate                (18,047)       35,518
     Increase (decrease) in other liabilities                             26,904       (19,093)
                                                                     ------------  ------------
Net cash provided by operating activities                            $   140,064   $   221,527



                       FIRST AMERICAN CAPITAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                        Three  months  ended
                                                        March 31      March 31
                                                          2001          2000
                                                      ------------  ------------
                                                      (Unaudited)   (Unaudited)
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities  $(1,731,814)  $(1,041,193)
     Sale of available-for-sale fixed maturities          651,000             -
     Additions to property and equipment, net            (744,679)       (2,552)
     Changes in notes receivable, net                       3,394             -
     Short-term investments (acquired) disposed, net
                                                          646,629       795,765
                                                      ------------  ------------
Net cash used in investing activities                  (1,175,470)     (247,980)

FINANCING ACTIVITIES:
     Proceeds from note payable                           695,855             -
     Deposits on annuity contracts, net                   295,573       139,093
     Policyholder premium deposits, net                    19,240        (8,306)
                                                      ------------  ------------
Net cash provided by financing activities               1,010,668       130,787
                                                      ------------  ------------

Increase (decrease) in cash and cash equivalents          (24,738)      104,334

Cash and cash equivalents, beginning of period            832,485       793,885
                                                      ------------  ------------

Cash and cash equivalents, end of period              $   807,747   $   898,219
                                                      ============  ============

See notes to consolidated financial statements.

                      FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the three month period ended March 31, 2001 and 2000 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000. Certain reclassifications have been made in the prior period financial statements to conform with the current year presentation.

2.  SUBSIDIARY  OPERATIONS

The Company's wholly owned subsidiary, First Life America Corporation ("FLAC"), results of operations are included in the condensed consolidated financial information for the three month periods ending March 31, 2001 and 2000. The Company's venture capital subsidiary, First Capital Venture Inc. ("FCVI"), has not been capitalized or commenced operations.

3.  INVESTMENTS

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at March 31, 2001:

                                        Gross       Gross
                         Amortized   Unrealized   Unrealized      Fair
                            Cost        Gains       Losses       Value
                         ----------  -----------  -----------  ----------
Special Revenue Bonds    $3,346,772  $    85,369  $     1,296  $3,430,845
Corporate Bonds           3,404,807      154,659          984   3,558,482
Certificates of Deposit     360,000            -            -     360,000
                         ----------  -----------  -----------  ----------
                         $7,111,579  $   240,028  $     2,280  $7,349,327

The fair values for investments in fixed maturities are based on quoted market prices.

                      FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  INVESTMENTS  IN  RELATED  PARTIES

On June 20, 2000, the Company purchased, through a private placement, 168,000 shares of the common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $16,800. At March 31, 2001, MCC had raised $850,000 from the sale of private placement shares. MCC intends to register a West Virginia intrastate public offering of $12,000,000. After MCC's private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael N. Fink, who is the Company's Chairman of the Board, will also serve as a Co-Chairman of the Board for MCC.

5.  PROPERTY  AND  EQUIPMENT

During 1999, the Company acquired approximately six and one-half acres of land, located in Topeka, Kansas for $325,169. A 20,000 square foot building to be used as a home office has been constructed on approximately one-third of this land. Approximately 10,000 square feet will be occupied by the Company with the remaining office space to be leased to unaffiliated parties. Costs incurred to date at March 31, 2001 totaled $1,980,251, of which $625,989 was related to land cost and preparation and $1,323,354 was related to building construction. Also included in total property of $1,980,251, is $30,908 of capitalized interest costs incurred on the construction loan.
In May, the Company will relocate its home office to the newly constructed building. The 10,000 square feet of office space to be leased is expected to be completed by June of 2001. Once the entire project is completed, the remaining portion of the land will be sold.

The  components  of  property and equipment as of March 31, 2001 are as follows:

                                     2001
                                  -----------

Property (home office building)   $1,980,251
Less:  Accumulated depreciation            -
                                  -----------
Net property                       1,980,251
                                  -----------

Equipment                             89,194
Less: Accumulated depreciation       (46,255)
                                  -----------
Net equipment                         42,939
                                  -----------
Property and equipment, net       $2,023,190
                                  ===========

                      FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.  DEFERRED  POLICY  ACQUISITION  COSTS

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

7.  NET  EARNINGS  PER  COMMON  SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average outstanding common shares was 5,303,860 and 5,448,860 for the three months ended March 31, 2001 and 2000, respectively.

8.  FEDERAL  INCOME  TAXES

The company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At March 31, 2001 and 2000 estimated Federal Income Tax expense was $56,880 and $99,826, respectively. The Federal Income Tax expense at March 31, 2001 included $2,847 of current tax expense and $54,033 of deferred tax expense, and March 31, 2000 included $2,500 of current tax expense and $97,326 of deferred tax expense. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

9.  RELATED  PARTY  TRANSACTIONS

Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $181,055 for the three months ended March 31, 2001 and $155,463 for the three months ended March 31, 2000.

                      FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


9.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $35,729 and $32,167 of management fees during the three months ended March 31, 2001 and
2000,  respectively.   FAC  also  owns  approximately  9.7%  of  the  Company's
outstanding  common  shares.

In March of 2001, the Company prepaid $100,000 of administrative fees to FAC. The prepayment represents discounted estimated fees for the remainder of 2001. At March 31, 2001, such fees totaled $11,192 and reduced the prepaid balance to $88,808.

10.  CONCENTRATIONS  OF  CREDIT  RISK

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

                     FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


11.  COMPREHENSIVE  INCOME

In 1998, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 requires the detail of comprehensive income for the reporting period be disclosed in the financial statements. Comprehensive income consists of net income or loss for the current period adjusted for income, expenses gains and losses that are reported as a separate component of shareholders' equity rather than in the statement of operations. The financial statements have been prepared in accordance with SFAS 130.

The components of comprehensive income (loss) along with the related tax effects are presented below for the quarters ended March 31, 2001 and 2000.

                                                            Three  months  ended
                                                            March 31,    March 31,
                                                              2001         2000
                                                           -----------  -----------
Unrealized gain/(loss) on available-for-sale securities:

     Unrealized holding gains/(losses) during the
        period                                             $  237,748   $  (43,140)
       Tax benefit/(expense)                                  (83,211)      14,667
                                                           -----------  -----------
Other comprehensive income/(loss)                          $  154,537   $  (28,473)
                                                           ===========  ===========

Net income                                                 $   91,967   $   35,044
     Other comprehensive income/(loss) net of tax
         effect:
          Unrealized investment gain/(loss)                   154,537      (28,473)
                                                           -----------  -----------
Comprehensive income                                       $  246,504   $    6,571
                                                           ===========  ===========

Net income per common share-basic and diluted              $     0.05   $        -
                                                           ===========  ===========

                      FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


12.  SEGMENT  INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," become effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 is as follows:

                                            2001          2000
                                        ------------  ------------
Revenues:
Life and annuity insurance operations   $   668,557   $   577,177
Corporate operations                        118,406       109,826
                                        ------------  ------------
Total                                   $   786,963   $   687,003
                                        ============  ============

Income (loss) before income taxes:
Life and annuity insurance operations   $   187,078   $   182,055
Corporate operations                        (38,231)      (47,185)
                                        ------------  ------------
Total                                   $   148,847   $   134,870
                                        ============  ============

Assets:
Life and annuity insurance operations   $ 6,833,481   $ 6,024,504
Corporate operations                      9,013,804     8,356,250
                                        ------------  ------------
Total                                   $15,847,285   $14,380,754
                                        ============  ============

Depreciation and amortization expense:
Life and annuity insurance operations   $    55,762   $    99,272
Corporate operations                          3,977         3,243
                                        ------------  ------------
Total                                   $    59,739   $   102,515
                                        ============  ============

13.  MATERIAL  COMMITMENTS

The Company is currently constructing a building to be used as the Company's home office (see note 5). Based on quoted costs and other management estimates, total estimated land and building construction costs will total $3,100,000 upon completion of the project. Of these estimated total costs, $1,980,251 has been incurred at March 31, 2001, leaving estimated remaining costs of $1,119,749.

The Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 as partial financing of the project. As of March 31, 2001, $1,393,873 of the $2,000,000 construction loan had been borrowed, leaving available funds in the amount of $606,127 to complete the project. The remaining estimated costs of $513,622 will be financed with internal funds.

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

Financial  Position
-------------------

Significant changes in the consolidated balance sheets from December 31, 2000 to March 31, 2001 are highlighted below.

Total assets increased from $14,380,754 at December 31, 2000 to $15,847,285 at March 31, 2001. The Company's available-for-sale fixed maturities had a fair value of $7,349,327 and amortized cost of $7,111,579 at March 31, 2001. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity. Several of the short-term investments held by the Company in 2000 were either sold or matured and the proceeds were used to purchase investments in available-for-sale fixed maturity investments with higher yields during the first quarter of 2001. This change caused a 14% decrease in short-term investments and an 18% increase (on an amortized cost basis) in the Company's fixed maturities portfolio from 2000 to 2001.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among U.S. Government Agency and Corporate bonds. Credit risk is further minimized by investing in certificates of deposit. As a result, management believes that significant concentrations of credit risk do not exist.

In March of 2001, $100,000 of administrative fees were prepaid to First Alliance Corporation, a related party which provides accounting and other administrative services for the Company. The prepayment represents discounted estimated fees for the remainder of 2001. The Company will earn nine and one-half percent on the balance of the prepayment and will be calculated monthly after fees for each month are incurred. Management anticipates that the prepaid balance will be reduced to zero by December of 2001. At March 31, 2001, fees in the amount of $11,192 were incurred, reducing the prepaid balance to $88,808.

Deferred policy acquisition costs, net of amortization, increased from $1,272,554 at December 31, 2000 to $1,403,588 at March 31, 2001 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and management fees incurred in the first policy year.

Included in property and equipment at March 31, 2001 and December 31, 2000, respectively, is $1,980,251 and $1,247,740 in costs related to constructing a 20,000 square foot office building to be used for the Company's new home office facility. The Company acquired approximately six and one-half acres of land for $325,169 in 1999, and the building is currently being constructed on approximately one-third of this land. Approximately 10,000 square feet will be occupied by the Company with the remaining office space to be leased to unaffiliated parties. As of March 31, 2001, $300,820 was incurred for land preparation. Additionally, building construction costs, including $30,908 in capitalized interest costs, totaled $1,354,262.

Liabilities increased to $4,192,433 at March 31, 2001 from $2,828,180 at December 31, 2000. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased approximately 14% from 2000 to 2001. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death.

There was an increase in the amount of $306,979 for annuity contract liabilities from December 31, 2000 to March 31, 2001. According to the design of FLAC's primary life insurance product, first year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first three months of 2001, annuity contract liabilities increased as additional policies reached the second policy year. Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from one period to another are due to the timing of approval and delivery of the new business.

In accordance with existing reinsurance agreements, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as "Reinsurance premiums payable" in the balance sheets and as "Reinsurance premiums ceded" in the income statements. At March 31, 2001 and December 31, 2000, respectively, the unpaid reinsurance premiums net of amortization totaled $26,693 and $28,561.

During 2000, the Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 as partial financing of the construction project. As of March 31, 2001 and December 31, 2000, respectively, the note balance totaled $1,393,873 and $698,018. Upon final completion of the building construction project, management will either obtain permanent, long-term, financing or use internal funds to repay the construction loan.

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

Significant components of revenues include life insurance premiums, net of reinsurance, and net investment income. The following table provides information concerning premium income for the three months ended March 31, 2001 and 2000:


Modified payment whole life insurance:    2001       2000
                                        ---------  ---------
     First year                         $232,306   $366,023
     Renewal                             357,061    175,679
Term insurance:
     First year                            3,810          -
                                        ---------  ---------
Gross premium income                     593,177    541,702
Reinsurance premiums ceded               (24,795)   (15,311)
                                        ---------  ---------
Net premium income                      $568,382   $526,391
                                        =========  =========


The Company's income earned from first year premiums on the modified payment whole life insurance policy decreased 36% from the three months ended March 31, 2000 to the three months ended March 31, 2001. This decrease is attributable primarily to the loss of three of FLAC's most experienced agents, which occurred after March 31, 2000. FLAC constantly recruits and trains new agents and provides continuous training and incentives for existing agents. As a result, management expects that other existing agents will soon be able to effectively replace the valuable resources which were lost. As compared to the three months ended March 31, 2000, greater renewal income was earned for the three months ended March 31, 2001 due to the aging of policy contracts in force. During the last twelve months, a significant portion of FLAC's policies reached their second and third renewal years.

During 2001, FLAC received $3,810 in premium on its 10-year term product. FLAC began offering this product during 2000 to meet niche marketing needs. Management has not actively marketed and does not intend to actively market this product. It is typical in the insurance industry to reinsure a portion of the risk associated with life policies. The Company pays premiums to another company who assumes the risk. These premiums are a direct reduction of gross premium income. Reinsurance premiums totaled $24,795 and $15,311 for the quarters ended March 31, 2001 and 2000, respectively.

Net investment income increased 34% from March 31, 2000 to March 31, 2001. In 1999, the Company hired an investment manager to increase investment yields. During 2000 and 2001, short-term investments were converted to investments in available-for-sale fixed maturity investments, with higher yields. The invested asset mix, combined with a growing invested asset base, resulted in increased gross income from investments for the quarter ended March 31, 2001. Additionally, net investment income increased for the three months ended March 31, 2001 due to lower investment expenses. Currently, the Company manages its investment portfolio internally; however, the Company was paying an outside investment service to perform this function until September of 2000.

Benefits and expenses totaled $638,116 and $552,133 for the three months ended March 31, 2001 and 2000, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, it is reasonable for policy reserves to continue to increase. Commission expense is based on a percentage of premium and is determined in the product design. Commission expense decreased 28% from the quarter ended March 31, 2000 to March 31, 2001. This decrease is related to the decrease in first year premium income discussed above. Commissions as a percentage of premiums are substantially less on renewals than on first year premiums.

Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions and management fees incurred in the first policy year. During the first quarters of 2001 and 2000, $186,796, and $290,089, respectively, of these costs were capitalized as deferred policy acquisition costs. The amortization of deferred acquisition costs for the same periods totaled $55,762 and $99,272, respectively. Salaries, wages and employee benefits increased 13% for the quarter ended March 31, 2001 as compared to the same period in 2000. Additional personnel were hired during the last three quarters of 2000 to facilitate growing life insurance operations. Included in miscellaneous taxes for each period is premium taxes, which are incurred as a percentage of premium collected and payable to the Kansas Insurance Department ("KID").

Administrative  fees-related  party  are  paid  to  First  Alliance  Corporation
("FAC"), a shareholder of the Company, for underwriting and accounting services. During the three months ended March 31, 2001 and 2000, respectively, these fees totaled $35,729 and $32,167 and were calculated based on a percentage of FLAC's premium income and annuity deposits collected.

The increase in other operating costs and expenses are due to increased operations of the Company.

Liquidity  and  Capital  Resources
----------------------------------

During the quarters ended March 31, 2001 and 2000, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash provided by operating activities during the periods ended March 31, 2001 and 2000 totaled $140,064 and $221,527, respectively. Cash provided by growing insurance operations during these periods is the primary reason for the positive cash flows from operating activities. Growing insurance operations also provided a larger invested asset base in each period presented, which contributed to additional cash flows from cash collected on interest income from investments.

FLAC's insurance operations generally receive adequate cash flows from premium collections and investment income to meet their obligations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. A significant portion of the Company's invested assets are readily marketable and highly liquid.

The Company is currently constructing a building to be used as the Company's home office. Management expects the final completion of the project to occur late this fall. The Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 as partial financing of the project. To obtain this financing, $2,000,000 of short-term investments was pledged as collateral on the note. Cash flows used on the real estate project for the quarter ended March 31, 2001 totaled $732,511, of which $695,855 was financed with the $2,000,000 construction loan and $36,656 was financed with internal funds.

Approximately $1,119,749 of costs will be incurred during the remainder of 2001 to complete the project. Over half of these costs will be financed with the construction loan, and the remainder will be financed with internal funds. Management does not foresee difficulty in meeting the future demands of this commitment.

Part  II.
---------

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibit  3.2  By-laws  as  amended
          ----------------------------------

     (b)  Form  8-K
          ---------

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     First  American  Capital  Corporation
     -------------------------------------
(registrant)


Date                May  10,  2001                    /s/  Rickie  D.  Meyer
    ------------------------------                    ----------------------
Rickie  D.  Meyer,  President



Date                May  10,  2001                    /s/  Phillip  M.  Donnelly
    ------------------------------                    --------------------------
Phillip  M.  Donnelly,  Secretary/Treasurer