Form 10QSB
period 2001-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2001-08-14
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT  OF  1934 For  the  quarterly  period  ended  June  30,  2001.

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE SECURITIES
        EXCHANGE  ACT  OF  1934 For  the  transition  period  from    to    .


                        Commission file number : 0-25679
                                                 -------


                         FIRST AMERICAN CAPITAL CORPORATION
                     --------------------------------------
              (Exact Name of small business issuer in its charter)


  Kansas                                      48-1187574
-------------                         -------------------------
(State  of  incorporation)     (I.R.S.  Employer  Identification  Number)

1303  S.W.  First  American  Place   Topeka,  Kansas  66604
-----------------------------------------------------------
(Address  of  principal  executive  offices)


Issuer's  telephone  number         (785) 267-7077
                                 -------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common  Stock,  $.10  Par  Value  -  5,418,860  shares  as  of  August  10, 2001


Transitional  Small  Business  Disclosure Format (check one):  Yes [   ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                           INDEX  TO  FORM  10-QSB




Part  I.     FINANCIAL  INFORMATION                             Page Numbers
-----------------------------------                            -------------


Item  1.  Financial  Statements:


Condensed  Consolidated  Balance  Sheets  as  of  June  30,  2001
     and  December  31,  2000                                          3

Condensed  Consolidated  Statements  of  Operations  for  the
     three  months  ended  June  30,  2001  and  2000  and  for
     the  six months ended  June  30,  2001  and  2000                 5

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
     six  months  ended  June  30,  2001  and  2000                    6

Notes  to  Condensed  Consolidated  Financial  Statements              8

Management's  Discussion  and  Analysis  or  Plan  of  Operation      14

Part  II.
---------
Item  4.  Submission  of  Matters  to  a  Vote  of  Shareholders

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures
----------

                                FIRST AMERICAN CAPITAL CORPORATION

                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,    December 31,
                                                                          2001          2000
                                                                      ------------  --------------
ASSETS                                                                (Unaudited)
Investments:
      Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $7,839,014
            in 2001 and $6,023,296 in 2000)                           $  8,054,186  $   6,241,820
      Policy loans                                                          29,393          5,990
      Notes receivable (net of valuation allowance
            of $13,408 in 2001 and $18,414 in 2000)                         23,004         30,262
      Real estate held for investment                                      274,564              -
      Short-term investments                                             2,827,106      4,437,280
                                                                      ------------  -------------
Total investments                                                       11,208,253     10,715,352
                                                                      ------------  -------------

Cash and cash equivalents                                                  770,436        832,485
Investments in related parties                                              16,800         16,800
Prepaid administrative fees - related party                                 58,814              -
Accrued investment income                                                  161,034        148,487
Accounts receivable                                                        117,900         93,167
Deferred policy acquisition costs (net of accumulated amort-
     ization of $969,998 in 2001 and $800,619 in 2000)                   1,543,337      1,272,554
Property and equipment, net of accumulated depreciation                  3,063,874      1,283,522
Other assets                                                                51,064         18,387
                                                                      ------------  -------------
Total assets                                                          $ 16,991,512  $  14,380,754
                                                                      ============  =============

                             FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS (continued)




                                                                  June 30,     December 31,
                                                                    2001           2000
                                                                ------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY                            (Unaudited)
Policy and contract liabilities:
     Annuity contract liabilities                               $ 1,008,773   $     486,533
     Life policy reserves                                         1,171,166         919,635
     Liability for policy claims                                          -          22,306
     Policyholder premium deposits                                  126,233          74,469
     Deposits on pending policy applications                        191,044          76,379
     Reinsurance premiums payable                                    39,343          28,561
                                                                ------------  --------------
Total policy and contract liabilities                             2,536,559       1,607,883

Commissions, salaries, wages and benefits payable                   149,524         114,018
Other liabilities                                                   410,124          28,811
Note payable                                                      1,939,324         698,018
Accounts payable to affiliate                                         2,637          18,047
Federal income taxes payable:
     Deferred                                                       457,755         361,403
                                                                ------------  --------------
Total liabilities                                                 5,495,923       2,828,180

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares
     authorized; 5,418,860 shares issued and 5,303,860 shares
     outstanding in 2001 and 2000                                   541,886         541,886
Additional paid in capital                                       12,230,005      12,230,005
Retained earnings - deficit                                      (1,229,404)     (1,176,785)
Accumulated other comprehensive income                              139,860         144,226
Less: treasury shares held at cost (115,000 shares
     in 2001 and 2000)                                             (186,758)       (186,758)
                                                                ------------  --------------
Total shareholders' equity                                       11,495,589      11,552,574
                                                                ------------  --------------
Total liabilities and shareholders' equity                      $16,991,512   $  14,380,754
                                                                ============  ==============

See notes to consolidated financial statements.

                                              FIRST AMERICAN CAPITAL CORPORATION

                                      CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                                                    Three months ended                Six months ended
                                                                 June 30,         June 30,        June 30,        June 30,
Revenues                                                           2001             2000            2001            2000
                                                           --------------------  ----------  ------------------  -----------
                                                                (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
Gross premium incomes                                      $           584,951   $ 569,531   $       1,178,128   $1,111,233
Reinsurance premiums ceded                                             (27,148)    (11,892)            (51,943)     (27,203)
                                                           --------------------  ----------  ------------------  -----------
Net premium income                                                     557,803     557,639           1,126,185    1,084,030
Net investment income                                                  162,107     163,464             377,608      324,076
Net realized gain on disposal of assets                                  2,727       2,236               5,807        2,236
                                                           --------------------  ----------  ------------------  -----------
Total revenue                                                          722,637     723,339           1,509,600    1,410,342

Benefits and expenses
Increase in policy reserves                                            122,492     150,947             251,531      311,408
Policyholder surrender values                                           12,053       3,169              19,683        3,206
Interest credited on annuities and
     premium deposits                                                   17,768       4,380              30,515        6,685
Death claims                                                            (2,142)          -              36,000            -
Commissions                                                            194,112     255,463             342,519      461,230
Policy acquisition costs deferred                                     (253,366)   (355,154)           (440,162)    (645,243)
Amortization of deferred policy acquisition costs                      113,617     176,069             169,379      275,341
Salaries, wages, and employee benefits                                 234,076     176,510             426,502      346,488
Miscellaneous taxes                                                      4,279      11,412               8,649       21,949
Administrative fees - related party                                     33,252      33,912              68,981       66,079
Other operating costs and expenses                                     351,323     216,111             551,983      377,809
                                                           --------------------  ----------  ------------------  -----------
     Total benefits and expenses                                       827,464     672,819           1,465,580    1,224,952
                                                           --------------------  ----------  ------------------  -----------

Income (loss) before income tax expense                               (104,827)     50,520              44,020      185,390
                                                           --------------------  ----------  ------------------  -----------

Income tax expense                                                      39,758      (8,503)             96,638       91,323
                                                           --------------------  ----------  ------------------  -----------

Net income (loss)                                          $          (144,585)  $  59,023   $         (52,618)  $   94,067
                                                           ====================  ==========  ==================  ===========

Net income (loss) per common
      share - basic and diluted                            $             (0.03)  $    0.01   $           (0.01)  $     0.02
                                                           ====================  ==========  ==================  ===========


See notes to condensed consolidated financial statements


                               FIRST AMERICAN CAPITAL CORPORATION

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Six  months  ended
                                                                       June 30,      June 30,
                                                                         2001          2000
                                                                     ------------  ------------
OPERATING ACTIVITIES:                                                (Unaudited)   (Unaudited)
Net income                                                           $   (52,618)  $    94,067
Adjustments to reconcile net income to net cash
provided by operating activities:
     Interest credited on annuities and premium deposits                  32,581         6,685
     Provision for depreciation and amortization                          23,229         6,943
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                      (12,114)       (4,110)
     Interest credited to certificates of deposit balances               (36,181)      (46,116)
     Realized investment loss                                              1,125             -
     Realized net gain on disposal of assets                               1,034        (2,236)
     Provision for deferred federal income taxes                          95,340        89,176
     Increase in prepaid administrative fees - related party             (58,814)            -
     Increase in accrued investment income                               (12,547)      (34,912)
     Increase in accounts receivable                                     (24,733)
     Increase in deferred policy acquisition costs, net                 (270,783)     (369,902)
     Increase in policy loans                                            (23.403)       (7,358)
     Increase in other assets                                            (22,675)       (3,528)
     Increase in policy reserves                                         251,531       311,408
     Decrease in liability for policy claims                             (22,306)            -
     Increase (decrease) in deposits on pending policy applications      114,664        (5,381)
     Increase in reinsurance premiums payable                             10,782         1,729
     Increase in commissions, salaries, wages and  benefits payable       35,506        27,401
     Increase (decrease) in accounts payable to affiliate                (15,410)        4,055
     Increase (decrease) in other liabilities                            381,313       (18,695)
                                                                     ------------  ------------
Net cash provided by operating activities                            $   395,521   $    49,226



                       FIRST AMERICAN CAPITAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                         Six  months  ended
                                                        June 30       June 30
                                                          2001          2000
                                                      ------------  ------------
                                                      (Unaudited)   (Unaudited)
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities  $(3,003,042)  $(2,179,051)
     Sale of available-for-sale fixed maturities        1,198,262             -
     Additions to property and equipment, net          (1,804,615)     (150,015)
     Purchase of other investments                       (284,564)      (16,800)
     Changes in notes receivable, net                       7,258             -
     Short-term investments (acquired) disposed, net
                                                        1,646,400     2,419,442
                                                      ------------  ------------
Net cash used in investing activities                  (2,240,301)       73,576

FINANCING ACTIVITIES:
     Proceeds from note payable                         1,241,309             -
     Deposits on annuity contracts, net                   492,762       258,095
     Purchase of treasury stock                                 -      (150,000)
     Policyholder premium deposits, net                    48,660        (7,444)
                                                      ------------  ------------
Net cash provided by financing activities               1,782,731       100,651
                                                      ------------  ------------

Increase (decrease) in cash and cash equivalents          (62,049)      223,453

Cash and cash equivalents, beginning of period            832,485       793,885
                                                      ------------  ------------

Cash and cash equivalents, end of period              $   770,436   $ 1,017,338
                                                      ============  ============

See notes to consolidated financial statements.

1.  BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the three month and the six month period ended June 30, 2001 and 2000 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

2.  SUBSIDIARY  OPERATIONS

The Company's wholly owned subsidiary, First Life America Corporation ("FLAC"), results of operations are included in the condensed consolidated financial information for the three and six month periods ending June 30, 2001 and 2000. The Company's venture capital subsidiary, First Capital Venture Inc. ("FCVI"), has not been capitalized or commenced operations.

3.  INVESTMENTS

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at June 30, 2001:

                                         Gross       Gross
                          Amortized   Unrealized   Unrealized      Fair
                            Cost         Gains       Losses        Value
                         -----------  -----------  -----------  -----------
Special Revenue Bonds    $ 3,721,861  $    82,672  $     5,331  $ 3,799,202
Corporate Bonds            3,757,153      139,943        2,112    3,894,984
Certificates of Deposit      360,000            -            -      360,000
                         -----------  -----------  -----------  -----------
                         $ 7,839,014  $   222,615  $     7,443  $ 8,054,186
                         ===========  ===========  ===========  ===========


The fair values for investments in fixed maturities are based on quoted market prices.

4.  INVESTMENTS  IN  RELATED  PARTIES

On June 20, 2000, the Company purchased, through a private placement, 168,000 shares of the common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $16,800. At June 30, 2001, MCC had raised $850,000 from the sale of private placement shares and $92,000 from public offering shares. MCC has registered a West Virginia intrastate public offering of $12,000,000. After MCC's private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael N. Fink, who is the Company's Chairman of the Board, will also serve as a Co-Chairman of the Board for MCC.

5.  PROPERTY  AND  EQUIPMENT

During 1999, the Company acquired approximately six and one-half acres of land, located in Topeka, Kansas for $325,169. A 20,000 square foot building has been constructed on approximately one-half of this land. Approximately 7,500 square feet was occupied by the Company on May 1, 2001 with the remaining office space to be leased to unaffiliated parties. Costs incurred to date at June 30, 2001 totaled $2,722,741, of which $357,675 was related to land cost and preparation, and $2,365,066 was related to building construction. Also included in total property of $2,722,741, is $37,810 of capitalized interest costs incurred on the construction loan. An additional $274,564 related to land cost and preparation has been reclassified to real estate held for investment.
On May 1, 2001, the Company relocated its home office to the newly constructed building. The remaining 12,500 square feet of office space has been leased
(2,500  square  feet  for  six  months  and  10,000 square feet for five years).

The  components  of  property  and equipment as of June 30, 2001 are as follows:

                                     2001
                                  -----------

Property (home office building)   $2,722,741
Less:  Accumulated depreciation       (9,961)
                                  -----------
Net property                       2,712,780
                                  -----------

Equipment                            406,641
Less: Accumulated depreciation       (55,547)
                                  -----------
Net equipment                        351,094
                                  -----------
Property and equipment, net       $3,063,874
                                  ===========

6.  NET  EARNINGS  PER  COMMON  SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average outstanding common shares was 5,303,860 for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2000, the weighted average outstanding common shares was 5,4440,618 and 5,444,739, respectively.

7.  FEDERAL  INCOME  TAXES

The company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At June 30, 2001 and 2000 estimated Federal Income Tax expense was $96,638 and $91,323, respectively. The Federal Income Tax expense at June 20, 2001 included $1,298 of current tax expense and $95,340 of deferred tax expense, and June 30, 2000 included $2,147 of current tax expense and $89,176 of deferred tax expense. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

8.  RELATED  PARTY  TRANSACTIONS

Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $346,514 for the six months ended June 30, 2001 and $318,266 for the six months ended June 30, 2000.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $68,981 and $66,079 of management fees during the six months ended June 30, 2001 and 2000, respectively. FAC also owns approximately 9.7% of the Company's outstanding common shares.

In March of 2001, the Company prepaid $100,000 of administrative fees to FAC. The prepayment represents discounted estimated fees for the remainder of 2001. At June 30, 2001, such fees totaled $41,186 and reduced the prepaid balance to $58,814.

9.  COMPREHENSIVE  INCOME

The components of comprehensive income (loss) along with the related tax effects are presented below for the three months and the six months ended June 30, 2001 and 2000.

                                                                Three months ended        Six months ended
                                                               June 30      June 30     June 30      June 30
                                                                2001          2000        2001         2000
                                                           --------------  ---------  ------------  ---------
Unrealized gain (loss) on available-for-sale securities:
      Unrealized holding gain (loss) during the period     $      22,578   $  2,441   $     (3,354)  $ (4,634)
      Tax benefit (expense)                                       (7,902)      (831)        (1,012)     1,574
                                                           --------------  ---------  -------------  ---------

Other comprehensive income (loss)                          $       14,676   $  1,610   $     (4,366)  $ (3,060)
                                                           ==============  =========  =============  =========


Net Income (loss)                                          $     (144,585)  $ 59,023   $   (52,618)  $ 94,067
     Other comprehensive income (loss) net of
        tax effect:
     Unrealized investment gain (loss)                             14,676      1,610        (4,366)    (3,060)
                                                           ---------------  ---------  ------------  ---------

Comprehensive income (loss)                                $     (159,261)  $ 60,633   $   (56,984)  $ 91,007
                                                           ===============  =========  ============  =========

Net income (loss) per common share-basic and diluted       $        (0.03)  $   0.01   $     (0.01)  $   0.02
                                                           ===============  =========  ============  =========

10.  SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of June 30, 2001 and December 31, 2000 and for the three months and the six months ended June 30, 2001 and 2000 is as follows:


                                                                          Three months ended          Six months ended

                                                                        June 30,      June 30,     June 30,     June 30,
                                                                          2001          2000         2001         2000
                                                                      ------------  ------------  -----------  -----------
Revenues
  Life and annuity insurance operations                               $   614,891   $   613,765   $1,283,448   $1,190,942
  Corporate operations                                                    107,746       109,574      226,152      219,400
                                                                      ------------  ------------  -----------  -----------
      Total                                                               722,637       723,339    1,509,600    1,410,342
                                                                      ============  ============  ===========  ===========

Income/(loss) before income taxes:
  Life and annuity insurance operations                               $    72,654   $   135,215   $  259,731   $  317,270
  Corporate operations                                                   (177,481)      (84,695)    (215,712)    (131,880)
                                                                      ------------  ------------  -----------  -----------
      Total                                                              (104,827)       50,520       44,019      185,390
                                                                      ============  ============  ===========  ===========

Depreciation and amortization expense:
  Life and annuity insurance operations                               $   113,617   $   176,069   $  169,379   $  275,341
  Corporate operations                                                     19,252         3,700       23,229        6,943
                                                                      ------------  ------------  -----------  -----------
      Total                                                               132,869       179,769      192,608      282,284
                                                                      ============  ============  ===========  ===========

Segment asset information as of June 30, 2001 and December 31, 2000.

                                                                          2001          2000
                                                                      ------------  ------------
Assets:
  Life and annuity insurance operations                               $ 7,245,931   $ 6,024,504
  Corporate operations                                                  9,745,581     8,356,250
                                                                      ------------  ------------
      Total                                                            16,991,512    14,380,754
                                                                      ============  ============


11.  MATERIAL  COMMITMENTS

The Company is currently finishing construction on a building to be used as the Company's home office (see Note 5). Based on quoted costs and other management estimates, total estimated land and building construction costs will total
$2,950,000 upon completion of the project. Of these estimated total costs, $2,722,741 has been incurred at June 30, 2001, leaving estimated remaining costs of $227,259.

The Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 as partial financing of the project. As of June 30, 2001, $1,939,324 of the $2,000,000 construction loan had been borrowed, leaving available funds in the amount of $60,676 to complete the project. The remaining estimated costs of $166,583 will be financed with internal funds.

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

Financial  Position
-------------------

Significant changes in the consolidated balance sheets from December 31, 2000 to June 30, 2001 are highlighted below.

Total assets increased from $14,380,754 at December 31, 2000 to $16,991,512 at June 30, 2001. The Company's available-for-sale fixed maturities had a fair value of $8,054,186 and amortized cost of $7,839,014 at June 30, 2001. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity. Several of the short-term investments held by the Company in 2000 were either sold or matured and the proceeds were used to purchase investments in available-for-sale fixed maturity investments with higher yields during the first six months of 2001. This change caused a $1.6 million decrease (36%) in short-term investments and an increase of $1.8 million (29%) in the Company's fixed maturities portfolio from 2000 to 2001.

In conjunction with the construction of a new office building, the Company has classified the unused portion of the land and the related costs to Real Estate Held for Investment. At June 30, 2001, the balance of this account was $274,564.

In March of 2001, $100,000 of administrative fees were prepaid to First Alliance Corporation, a related party which provides accounting and other administrative services for the Company. The prepayment represents discounted estimated fees for the remainder of 2001. The Company will earn nine and one-half percent on the balance of the prepayment and will be calculated monthly after fees for each month are incurred. Management anticipates that the prepaid balance will be reduced to zero by December of 2001. At June 30, 2001, fees in the amount of $41,186 were incurred, reducing the prepaid balance to $58,814.

Deferred policy acquisition costs, net of amortization, increased 21% from $1,272,554 at December 31, 2000 to $1,543,337 at June 30, 2001 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and management fees incurred in the first policy year.

Property and equipment increased to $3,063,874 at June 30, 2001 from $1,283,522 at December 31, 2000.
The increase is primarily due to the construction of the Company's new office building. Costs associated with the building have increased $1.5 million since December 31, 2000. The remaining increase in property and equipment is a result of the purchase of new office equipment, furniture, and software.

Liabilities increased to $5,495,923 at June 30, 2001 from $2,828,180 at December 31, 2000. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased approximately 27% from 2000 to 2001. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death.

There was an increase in the amount of $522,240 (107%) for annuity contract liabilities from December 31, 2000 to June 30, 2001. According to the design of FLAC's primary life insurance product, first year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first six months of 2001, annuity contract liabilities increased as additional policies reached the second policy year.

 Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from one period to another are due to the timing of approval and delivery of the new business.

Other liabilities increased to $410,124 at June 30, 2001 from $28,811 at December 31, 2001. The increase of $381,313 is primarily due to the accrual of $350,000 in construction invoices related to the new office building.

During 2000, the Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 as partial financing of the construction project. As of June 30, 2001 and December 31, 2000, respectively, the note balance totaled $1,939,324 and $698,018. Upon final completion of the building construction project, management will either obtain permanent, long-term, financing or use internal funds to repay the construction loan.

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

Revenues for the three months ended June 30, 2001 totaled $722,637 as compared to $723,339 for the same period of 2000. Benefits and expenses for the three months ended June 30, 2001 totaled $827,464 as compared to $672,819 for the same period of 2000. The total increase is benefits and expenses are $154,645 or 23%. Other operating costs accounted for $135,212 of the total increase. These increased costs reflect increases in depreciation, interest expense, and advertising. Salaries and wages increased $57,566 during the same period of 2000 as a result of an increase in the number of employees.

Revenues for the six months ended June 30, 2001 increased 99,258 (7%) from $1,509,600 at June 30, 2001 as compared to $1,410,342 for the same period of 2000. Greater revenues are due to a $53,532 (16% ) increase in net investment income and a $42,155 (4%) increase in net premiums. Benefits and expenses for the six months ended June 30, 2001 totaled $1,465,580 as compared to $1,224,952 for the same period of 2000. The total increase is benefits and expenses are $240,628 or 20%. These increased costs reflect increases in depreciation, interest expense, general agency costs, and advertising. Salaries and wages increased $80,014 during the same period of 2000 as a result of an increase in the number of employees.

Liquidity  and  Capital  Resources
----------------------------------

During the quarters ended June 30, 2001 and 2000, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash provided by operating activities during the periods ended June 30, 2001 and 2000 totaled $395,521 and $49,226, respectively. Cash provided by growing insurance operations during these periods is the primary reason for the positive cash flows from operating activities. Growing insurance operations also provided a larger invested asset base in each period presented, which contributed to additional cash flows from cash collected on interest income from investments.

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

The Company has been constructing a building to be used as the Company's home office. The Company occupied the new building on May 1, 2001. The Company entered into a twelve month construction loan with Columbian Bank for $2,000,000 as partial financing of the project. To obtain this financing, $2,000,000 of short-term investments was pledged as collateral on the note. Cash flows used on the real estate project for the six months ended June 30, 2001 totaled $1,475,001, of which $1,241,309 was financed with the $2,000,000 construction loan and $233,692 was financed with internal funds.

Part  II.
---------
Item  4.     Submission  of  Matters  to  a  Vote  of  Shareholders

(a) The  annual  meeting  of  the stockholders was held June 4, 2001 at 8:00a.m.
   The purpose of the meeting was to elect directors and the approval of independent auditors for 2001.

(b) Individuals elected for a term of one year and the number of votes cast was as follows:

     Michael  N.  Fink      Number of votes cast for 2,264,765 ; Withheld   -0-
     Rick  D. Meyer         Number of votes cast for 2,264,765 ; Withheld   -0-
     Phillip M. Donnelly    Number of votes cast for 2,264,765 ; Withheld   -0-
     Danny N. Biggs         Number of votes cast for 2,264,765 ; Withheld   -0-
     Paul  E. Burke         Number of votes cast for 2,264,765 ; Withheld   -0-
     Ed.  C. Carter         Number of votes cast for 2,264,765 ; Withheld   -0-
     Kenneth  L.  Frahm     Number of votes cast for 2,264,765 ; Withheld   -0-
     John  W.  Hadl         Number of votes cast for 2,264,765 ; Withheld   -0-
     Steve  J. Irsik, Jr.   Number of votes cast for 2,264,765 ; Withheld   -0-
     John  G. Montgomery    Number of votes cast for 2,264,765 ; Withheld   -0-
     Harland  E. Priddle    Number of votes cast for 2,264,765 ; Withheld   -0-
     Gary  E. Yager         Number of votes cast for 2,264,765 ; Withheld   -0-



     Approval of the appointment of Kerber, Eck, & Braeckel, LLP as independent auditors for 2001.

     In  Favor        2,264,765
     Against                 -0-
     Abstain                 -0-

Item  6.     Exhibits  and  Reports  on  Form  8-K


The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           First  American  Capital  Corporation
                                           -------------------------------------
                                           (registrant)


Date  August 10, 2001                             /s/  Rickie  D.  Meyer
    --------------------------                    ----------------------
                                                  Rickie  D.  Meyer,  President



Date  August 10, 2001                             /s/  Phillip  M.  Donnelly
    --------------------------                    --------------------------
                                                  Phillip  M.  Donnelly,
                                                  Secretary/Treasurer