Form 10QSB
period 2001-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2001-11-13
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT  OF  1934 For  the  quarterly  period  ended  September  30,  2001.

[ ] TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE SECURITIES
    EXCHANGE  ACT  OF  1934  For  the  transition  period  from     to  .


                        Commission file number : 0-25679
                                                 -------


                         FIRST AMERICAN CAPITAL CORPORATION
                     --------------------------------------
              (Exact Name of small business issuer in its charter)


      Kansas                                          48-1187574
----------------                                    -------------
(State  of  incorporation)                      (I.R.S.  Employer
                                               Identification  Number)

1303  S.W.  First  American  Place   Topeka,  Kansas  66604
-----------------------------------------------------------
(Address  of  principal  executive  offices)


Issuer's  telephone  number                  (785)  267-7077
                                            ------------------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common  Stock,  $.10  Par  Value  -  5,418,860  shares  as  of  October 30, 2001


Transitional  Small  Business  Disclosure Format (check one):  Yes [   ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                            INDEX  TO  FORM  10-QSB




Part  I.     FINANCIAL  INFORMATION                              Page  Numbers
------------------------------------                             -------------


Item  1.  Financial  Statements:


Condensed  Consolidated  Balance  Sheets  as  of  September
      30, 2001 and  December  31,  2000                                 3

Condensed  Consolidated  Statements  of  Operations  for  the
   three  months  ended  September  30,  2001 and 2000 and for
   the nine months ended  September  30,  2001  and  2000               5

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
     nine  months  ended  September  30,  2001  and  2000               6

Notes  to  Condensed  Consolidated  Financial  Statements               8

Management's  Discussion  and  Analysis  or  Plan  of  Operation       15


Part  II.
---------

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures
----------

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,   December 31,
ASSETS                                                              2001            2000
                                                               ---------------  -------------
                                                                 (Unaudited)
Investments:
      Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $8,545,537
            in 2001 and $6,023,296 in 2000)                    $     8,983,592  $   6,241,820
      Policy loans                                                      31,707          5,990
      Notes receivable (net of valuation allowance
            of $12,451 in 2001 and $18,414 in 2000)                     20,587         30,262
      Real estate held for investment                                  274,564              -
      Short-term investments                                         2,061,837      4,437,280
                                                               ---------------  -------------
Total investments                                                   11,372,287     10,715,352

Cash and cash equivalents                                              480,960        832,485
Investments in related parties                                          41,800         16,800
Prepaid administrative fees - related party                             25,121              -
Accrued investment income                                              150,544        148,487
Accounts receivable                                                    119,010         93,167
Accounts receivable from affiliate                                       8,931              -
Deferred policy acquisition costs (net of accumulated
     amortization of $1,111,068 in 2001 and $800,619 in 2000)        1,715,240      1,272,554
Property and equipment, net of accumulated depreciation              3,262,956      1,283,522
Other assets                                                            68,567         18,387
                                                               ---------------  -------------
Total assets                                                   $    17,245,416  $  14,380,754
                                                               ===============  =============


                                  FIRST AMERICAN CAPITAL CORPORATION

                            CONDENSED CONSOLIDATED BALANCE SHEETS (continued)




                                                                 September 30,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 2001             2000
                                                                ---------------  --------------
                                                                  (Unaudited)
Policy and contract liabilities:
     Annuity contract liabilities                               $    1,203,122   $     486,533
     Life policy reserves                                            1,322,219         919,635
     Liability for policy claims                                             -          22,306
     Policyholder premium deposits                                     126,077          74,469
     Deposits on pending policy applications                           205,991          76,379
     Reinsurance premiums payable                                       29,848          28,561
                                                                ---------------  --------------
Total policy and contract liabilities                                2,887,257       1,607,883

Commissions, salaries, wages and benefits payable                      170,127         114,018
Other liabilities                                                      172,922          28,811
Note payable                                                         1,986,187         698,018
Accounts payable to affiliate                                            4,280          18,047
Federal income taxes payable:
     Deferred                                                          575,400         361,403
                                                                ---------------  --------------
Total liabilities                                                    5,796,173       2,828,180



Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares                         541,886         541,886
     authorized; 5,418,860 shares issued and 5,303,860 shares
     outstanding in 2001 and 2000
Additional paid in capital                                          12,230,005      12,230,005
Retained earnings - deficit                                         (1,420,627)     (1,176,785)
Accumulated other comprehensive income                                 284,737         144,226
Less: treasury shares held at cost (115,000 shares
     in 2001 and 2000)                                                (186,758)       (186,758)
                                                                ---------------  --------------
Total shareholders' equity                                          11,449,243      11,552,574
                                                                ---------------  --------------
Total liabilities and shareholders' equity                      $   17,245,416   $  14,380,754
                                                                ===============  ==============

See notes to condensed consolidated financial statements.

                                                            Three months ended                  Nine months ended
                                                       September 30,    September 30,    September 30,    September 30,
                                                           2001             2000             2001             2000
                                                      ---------------  ---------------  ---------------  ---------------
                                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues
  Gross premium income                                $      594,226   $      428,110   $    1,772,355   $    1,539,343
  Reinsurance premiums ceded                                 (12,109)         (17,731)         (64,052)         (44,934)
                                                      ---------------  ---------------  ---------------  ---------------
  Net premium income                                         582,117          410,379        1,708,303        1,494,409
  Net investment income                                      167,349          176,077          544,956          500,153
  Net realized gain on disposal of assets                      5,699            1,251            3,539            1,251
  Rental income                                               57,426                -           57,426                -
  Other income                                                 3,430            2,666           11,396            4,902
                                                      ---------------  ---------------  ---------------  ---------------
    Total revenue                                            816,021          590,373        2,325,620        2,000,715

Benefits and expenses
  Increase in policy reserves                                151,053          108,909          402,584          420,317
  Policyholder surrender values                               17,000            5,683           36,683            8,889
  Interest credited on annuities and
    premium deposits                                          22,325            6,400           52,840           13,085
  Death claims                                                11,250                -           47,250                -
  Commissions                                                236,282          226,513          578,800          687,743
  Policy acquisition costs deferred                         (312,973)        (271,595)        (753,135)        (916,838)
  Amortization of deferred policy acquisition costs          141,070          157,427          310,449          432,768
  Salaries, wages, and employee benefits                     283,057          206,811          709,559          553,299
  Miscellaneous taxes                                          4,583            8,510           13,231           30,459
  Administrative fees - related party                         34,735           25,619          103,716           91,698
  Other operating costs and expenses                         381,965          128,154          933,949          505,963
                                                      ---------------  ---------------  ---------------  ---------------
    Total benefits and expenses                              970,347          602,431        2,435,926        1,827,383
                                                      ---------------  ---------------  ---------------  ---------------

Income (loss) before income tax expense                     (154,326)         (12,058)        (110,306)         173,332
                                                      ---------------  ---------------  ---------------  ---------------

Income tax expense                                            36,897           12,237          133,535          103,560
                                                      ---------------  ---------------  ---------------  ---------------

Net income (loss)                                     $     (191,223)  $      (24,295)  $     (243,841)  $       69,772
                                                      ===============  ===============  ===============  ===============

Net income (loss) per common
  share - basic and diluted                           $        (0.04)  $            -   $        (0.05)  $         0.01
                                                      ===============  ===============  ===============  ===============

See notes to condensed consolidated financial statements

                                     FIRST AMERICAN CAPITAL CORPORATION

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      September 30,    September 30,
                                                                          2001             2000
                                                                     ---------------  ---------------
                                                                       (Unaudited)      (Unaudited)
Net income                                                                ($243,841)  $       69,772
Adjustments to reconcile net income to net cash
provided by operating activities:
     Interest credited on annuities and premium deposits                     55,355           13,068
     Net realized investment gains                                           (4,574)          (1,251)
     Provision for depreciation and amortization                             53,319           11,188
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                         (15,730)          (7,539)
     Interest credited to certificates of deposit balances                  (39,308)         (46,116)
     Realized net (gain) loss on disposal of assets                           1,034           (2,236)
     Provision for deferred federal income taxes                            134,976           98,401
     Increase in prepaid administrative fees - related party                (25,121)               -
     Increase in accrued investment income                                   (2,057)         (49,307)
     Increase in accounts receivable                                        (25,843)          (3,612)
     Increase in accounts receivable from affiliate                          (8,931)               -
     Increase in deferred policy acquisition costs, net                    (442,686)        (484,070)
     Increase in policy loans                                               (25,717)          (5,345)
     (Increase) decrease  in other assets                                   (50,180)          75,376
     Increase in policy reserves                                            402,584          420,317
     Decrease in liability for policy claims                                (22,306)               -
     Increase (decrease) in deposits on pending policy applications         129,612          (40,107)
     Increase in reinsurance premiums payable                                 1,287           14,806
     Increase in commissions, salaries, wages and  benefits payable          56,109           46,829
     Increase (decrease) in accounts payable to affiliate                   (13,767)             841
     Increase in other liabilities                                          144,110              761
                                                                     ---------------  ---------------
Net cash provided by operating activities                            $       58,325   $      111,776


                                   FIRST AMERICAN CAPITAL CORPORATION

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                            September 30,    September 30,
                                                                2001             2000
                                                           ---------------  ---------------
                                                             (Unaudited)      (Unaudited)
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities          ($4,052,732)     ($2,915,830)
     Sale of available-for-sale fixed maturities                1,550,865          101,000
     Additions to property and equipment, net                  (2,033,788)        (438,315)
     Purchase of real estate held for investment                 (274,564)               -
     Purchase of investments in affiliates                        (25,000)         (16,800)
     Changes in notes receivable, net                               9,675          (14,471)
     Short-term investments (acquired) disposed, net            2,414,682        2,605,274
                                                           ---------------  ---------------
Net cash used in investing activities                          (2,410,862)        (679,142)

FINANCING ACTIVITIES:
     Proceeds from note payable                                 1,301,982          217,501
     Payments on note payable                                     (13,812)               -
     Deposits on annuity contracts, net                           666,254          344,201
     Purchase of treasury stock                                         -         (150,000)
     Policyholder premium deposits, net                            46,588           (6,407)
                                                           ---------------  ---------------
Net cash provided by financing activities                       2,001,012          405,295
                                                           ---------------  ---------------

Decrease in cash and cash equivalents                            (351,525)        (162,071)

Cash and cash equivalents, beginning of period                    832,485          793,885
                                                           ---------------  ---------------

Cash and cash equivalents, end of period                   $      480,960   $      631,814
                                                           ===============  ===============

See notes to condensed consolidated financial statements.


                     FIRT AMERICAN CAPITAL CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the three month and the nine month periods ended September 30, 2001 and 2000 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.  SUBSIDIARY  OPERATIONS

The Company's wholly owned subsidiary, First Life America Corporation ("FLAC"), results of operations are included in the condensed consolidated financial information for the three and nine month periods ending September 30, 2001 and 2000. The Company's venture capital subsidiary, First Capital Venture Inc. ("FCVI"), has not been capitalized or commenced operations.

3.  INVESTMENTS

The Company classifies all of its available-for-sale fixed maturities at the current market value. Adjustments to market value are recognized as a separate component of shareholders' equity net of applicable federal income tax effects. The following table details the investment values at September 30, 2001:


                                        Gross        Gross
                         Amortized   Unrealized   Unrealized      Fair
                            Cost        Gains       Losses       Value
                         ----------  -----------  -----------  ----------
Special  Revenue Bonds   $4,226,597  $   182,578            -  $4,409,175
Corporate Bonds           3,958,940      255,477            -   4,214,417
Certificates of Deposit     360,000            -            -   8,623,592
                         ----------  -----------  -----------  ----------
                         $8,545,537  $   438,055  $         -  $8,983,592
                         ==========  ===========  ===========  ==========


The fair values for investments in fixed maturities are based on quoted market prices.

                     FIRST AMERICAN CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.  INVESTMENTS  IN  RELATED  PARTIES

On June 20, 2000, the Company purchased, through a private placement, 168,000 shares of the common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $16,800. At September 30, 2001, MCC had raised $850,000 from the sale of private placement shares and $563,300 from public offering shares. MCC has registered a West Virginia intrastate public offering of $12,000,000. After MCC's private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael N. Fink, who is the Company's Chairman of the Board, will also serve as a Co-Chairman of the Board for MCC.

On August 16, 2001, the Company purchased, through a private placement, 250,000 shares of the common stock of Arkansas Security Capital Corporation ("ASCC") of Springdale, Arkansas for $25,000. At September 30, 2001, ASCC had raised $240,000 from the sale of private placement shares. ASCC will conduct another private placement of $600,000 in March of 2002. ASCC then plans to register an Arkansas intrastate public offering of $12,500,000. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Rickie D. Meyer, who is the Company's President, will also serve as a Co-Chairman of the Board for ASCC.

5.  PROPERTY  AND  EQUIPMENT

During 1999, the Company acquired approximately six and one-half acres of land, located in Topeka, Kansas for $325,169. A 20,000 square foot building has been constructed on approximately one-half of this land. Costs incurred to date at September 30, 2001 totaled $2,939,164, of which $357,675 was related to land cost and preparation, and $2,581,489 was related to building construction. Also included in total property of $2,939,164, is $37,810 of capitalized interest costs incurred on the construction loan. An additional $274,564 related to land cost and preparation has been reclassified to real estate held for investment.

On May 1, 2001, the Company relocated its home office to the newly constructed building. Effective July 1, 2001, the remaining 12,500 square feet of office space has been leased (2,500 square feet for six months and 10,000 square feet for five years).

The components of property and equipment as of September 30, 2001 are as follows:


                                     2001
                                  -----------

Property (home office building)   $2,939,164
Less:  Accumulated depreciation      (29,874)
                                  -----------
Net property                       2,909,290
                                  -----------

Equipment                            419,390
Less: Accumulated depreciation       (65,724)
                                  -----------
Net equipment                        353,666
                                  -----------
Property and equipment, net       $3,262,956
                                  ===========


6.  NOTE  PAYABLE

On July 20, 2001, the Company borrowed $2 million from Columbian Bank and Trust Company secured by its home office building (See Note 5). The note is callable on demand. The note will mature on July 15, 2016, unless called earlier. The note is payable in 120 monthly payments of $18,000 each and 59 monthly payments of $18,444 each and a final payment of the balance due. The lender may, when an increase occurs in the interest rate, increase the amount of the monthly payment or increase the number of payments required. Interest is payable monthly based on the 5-year T-Bill rate (4.40% at the date of the loan) plus a margin of 2.60 percentage points. The interest rate will be recomputed at the end of 5 years and 10 years based on the current 5-year T-Bill rate. The company has incurred interest of $22,187 related to this note during 2001.

Required  future  principle  payments  are  as  follows:




            Principal
Year         Payment
----------  ---------
2001           18,859
2002           78,484
2003           84,257
2004           90,086
2005           97,081
2006          104,223
Thereafter  1,513,197
            ---------

Total       1,986,187
            =========

7.  NET  EARNINGS  PER  COMMON  SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average outstanding common shares was 5,303,860 for the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2000, the weighted average outstanding common shares was 5,342,022 and 5,411,633, respectively.

8.  FEDERAL  INCOME  TAXES

The Company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial six years of existence. At September 30, 2001 and 2000 estimated Federal Income Tax expense was $133,535 and $103,560, respectively. The Federal Income Tax expense at September 30, 2001 included ($1,441) of current tax expense and $134,976 of deferred tax expense, and September 30, 2000 included $5,159 of current tax expense and $98,401 of deferred tax expense. Deferred federal income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

9.  RELATED  PARTY  TRANSACTIONS

Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC will retain general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $515,800 for the nine months ended September 30, 2001 and $439,666 for the nine months ended September 30, 2000.

The Company has contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $103,716 and $91,698 of management fees during the nine months ended September 30, 2001 and
2000,  respectively.   FAC  also  owns  approximately  9.7%  of  the  Company's
outstanding  common  shares.

In March of 2001, the Company prepaid $100,000 of administrative fees to FAC. The prepayment represents discounted estimated fees for the remainder of 2001. At September 30, 2001, such fees totaled $78,391. These fees have been offset by $3,512 of interest credited on the prepaid balance thus reducing the prepaid balance to $25,121.

10.  COMPREHENSIVE  INCOME

The components of comprehensive income (loss) along with the related tax effects are presented below for the three months and the nine months ended September 30, 2001 and 2000.

                                                         Three months ended     Nine months ended
                                                        Sept 30    Sept 30     Sept 30     Sept 30

                                                          2001       2000        2001       2000
                                                       ----------  ---------  ----------  ---------
Unrealized gain on available-for-sale securities:
  Unrealized holding gain during the period            $ 222,886   $ 58,892   $ 219,532   $ 55,377
  Tax expense                                            (78,010)   (20,023)    (79,022)   (18,828)
                                                       ----------  ---------  ----------  ---------

Other comprehensive income                             $ 144,876   $ 38,869   $ 140,510   $ 36,549
                                                       ==========  =========  ==========  =========


Net income (loss)                                      $(191,223)  $(24,295)  $(243,841)  $ 69,772
  Other comprehensive income net of
    tax effect:
    Unrealized investment gain                           144,876     38,869     140,510     36,549
                                                       ----------  ---------  ----------  ---------

Comprehensive income (loss)                            $ (46,347)  $ 14,574   $(103,331)  $106,321
                                                       ==========  =========  ==========  =========

Net income (loss) per common share-basic and diluted   $   (0.01)  $   0.00   $   (0.02)  $   0.02
                                                       ==========  =========  ==========  =========


11.  SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of September 30, 2001 and December 31, 2000 and for the three months and the nine months ended September 30, 2001 and 2000 is as follows:

                                               Three months ended                 Nine months ended

                                          September 30,    September 30,    September 30,    September 30,
                                              2001             2000             2001             2000
                                         ---------------  ---------------  ---------------  ---------------
Revenues
  Life and annuity insurance operations  $      665,416   $      474,982   $    1,948,864   $    1,665,924
  Corporate operations                          150,605          115,391          376,756          334,791
                                         ---------------  ---------------  ---------------  ---------------
    Total                                $      816,021   $      590,373   $    2,325,620   $    2,000,715
                                         ===============  ===============  ===============  ===============


Income/(loss) before income taxes:
  Life and annuity insurance operations  $      121,938   $       68,093   $      381,669   $      385,363
  Corporate operations                         (276,264)         (80,151)        (491,975)        (212,031)
                                         ---------------  ---------------  ---------------  ---------------
    Total                                $     (154,326)  $      (12,058)  $     (110,306)  $      173,332
                                         ===============  ===============  ===============  ===============


Depreciation and amortization expense:
  Life and annuity insurance operations  $      141,070   $      144,976   $      310,449   $      420,317
  Corporate operations                           30,090            4,245           53,319           11,188
                                         ---------------  ---------------  ---------------  ---------------
    Total                                $      171,160   $      149,221   $      363,768   $      431,505
                                         ===============  ===============  ===============  ===============

Segment  asset  information  as  of  September  30,  2001 and December 31, 2000.


                                            2001         2000
                                         -----------  -----------
Assets:
  Life and annuity insurance operations  $ 7,876,455  $ 6,024,504
  Corporate operations                     9,368,961    8,356,250
                                         -----------  -----------
    Total                                $17,245,416  $14,380,754
                                         ===========  ===========


12.  MATERIAL  COMMITMENTS

During 2001, the Company completed construction on a building to be used as the Company's home office (see Note 5). Based on quoted costs and other management estimates, total estimated land and building construction costs will total
$2,939,164 upon completion of the project. Of these estimated total costs, $2,939,164 has been incurred at September 30, 2001, leaving no remaining costs.

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

Financial  Position
-------------------

Significant changes in the consolidated balance sheets from December 31, 2000 to September 30, 2001 are highlighted below.

Total assets increased from $14,380,754 at December 31, 2000 to $17,245,416 at September 30, 2001. The Company's available-for-sale fixed maturities had a fair value of $8,983,592 and amortized cost of $8,545,537 at September 30, 2001. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity. Several of the short-term investments held by the Company in 2000 were either sold or matured and the proceeds were used to purchase investments in available-for-sale fixed maturity investments with higher yields during the first nine months of 2001. This change caused a $2.4 million decrease (54%) in short-term investments and an increase of $2.7 million (44%) in the Company's fixed maturities portfolio from 2000 to 2001.

In conjunction with the construction of a new office building, the Company has classified the unused portion of the land and the related costs to Real Estate Held for Investment. At September 30, 2001, the balance of this account was $274,564.

In March of 2001, $100,000 of administrative fees were prepaid to First Alliance Corporation, a related party which provides accounting and other administrative services for the Company. The prepayment represents discounted estimated fees for the remainder of 2001. The Company will earn nine and one-half percent on the balance of the prepayment and will be calculated monthly after fees for each month are incurred. Management anticipates that the prepaid balance will be reduced to zero by December of 2001. At September 30, 2001, fees in the amount of $78,391 were incurred (offset by $3,512 in interest income), reducing the prepaid balance to $25,121.

Deferred policy acquisition costs, net of amortization, increased 35% from $1,272,554 at December 31, 2000 to $1,715,240 at September 30, 2001 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and management fees incurred in the first policy year.

Property and equipment increased to $3,262,956 at September 30, 2001 from $1,283,522 at December 31, 2000.
The increase is primarily due to the construction of the Company's new office building. Costs associated with the building have increased $1.7 million since December 31, 2000. The remaining increase in property and equipment is a result of the purchase of new office equipment, furniture, and software.

Liabilities increased to $5,796,173 at September 30, 2001 from $2,828,180 at December 31, 2000. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased approximately 44% from 2000 to 2001. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death.

There was an increase in the amount of $716,589 (147%) for annuity contract liabilities from December 31, 2000 to September 30, 2001. According to the design of FLAC's primary life insurance product, first year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first nine months of 2001, annuity contract liabilities increased as additional policies reached the second policy year.

 Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from one period to another are due to the timing of approval and delivery of the new business.

Other liabilities increased to $172,922 at September 30, 2001 from $28,811 at December 31, 2000. The increase of $144,111 is primarily due to the accrual of $118,000 in construction invoices related to the new office building.

On July 20, 2001, the Company entered into a $2 million promissory note with Columbian Bank and Trust Company. The note matures on July 15, 2016 with a stated interest rate of the 5-year T-Bill (currently 4.400%) plus a margin of
2.600 percentage points. The note was made to finance the new office building, which serves as collateral for the note. The company has incurred interest of $22,187 related to this note during 2001.

Federal income taxes payable have increased 59% from $361,403 at December 31, 2000 to $575,400 at September 30, 2001. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC and on unrealized gains of fixed maturities.

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

Revenues for the three months ended September 30, 2001 totaled $816,021 as compared to $590,373 for the same period of 2000. The increase of $225,648 is primarily due to an increase in net premium income ($171,738) and an increase in rental income ($57,426). Benefits and expenses for the three months ended September 30, 2001 totaled $970,347 as compared to $602,431 for the same period of 2000. The total increase in benefits and expenses are $367,916 or 61%. Other operating costs accounted for $253,811 of the total increase. These increased costs reflect increases in depreciation, interest expense, building expenses, and advertising. Salaries and wages increased $76,246 during the same period of 2000 as a result of an increase in the number of employees. The increase in total revenue also results in increased expenses for the period.

Revenues for the nine months ended September 30, 2001 increased $324,905 (16%) from $2,000,715 at September 30, 2000 as compared to $2,325,620 for the same period of 2001. Greater revenues are due to a $213,894 (14% ) increase in net premium income and an increase in rental income ($57,426). Benefits and expenses for the nine months ended September 30, 2001 totaled $2,435,926 as compared to $1,827,383 for the same period of 2000. The total increase in benefits and expenses are $608,543 or 33%. These increased costs reflect increases in depreciation, interest expense, building expenses, and advertising. Salaries and wages increased $156,260 during the same period of 2000 as a result of an increase in the number of employees. The increase in total revenue also results in increased expenses for the period.

Liquidity  and  Capital  Resources
----------------------------------

During the quarters ended September 30, 2001 and 2000, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash provided by operating activities during the periods ended September 30, 2001 and 2000 totaled $58,325and $111,776 respectively. Cash provided by growing insurance operations during these periods is the primary reason for the positive cash flows from operating activities. Growing insurance operations also provided a larger invested asset base in each period presented, which contributed to additional cash flows from cash collected on interest income from investments.

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

The Company has been constructing a building to be used as the Company's home office. The Company occupied the new building on May 1, 2001. The Company entered into a note payable with Columbian Bank for $2,000,000 to finance the project. To obtain this financing, the building and property were pledged as collateral on the note. Cash flows used on the real estate project for the nine months ended September 30, 2001 totaled approximately $1.6 million.

Item  6.     Exhibits  and  Reports  on  Form  8-K


The Company did not file any reports on Form 8-K during the nine months ended September 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 First  American  Capital  Corporation
 -------------------------------------
(registrant)


Date            11/07/01                             /s/  Rickie  D.  Meyer
    ---------------------------------                ----------------------
                                                 Rickie  D.  Meyer,  President


Date            11/07/01                             /s/ Phillip M. Donnelly
    ---------------------------------                -----------------------
                                                     Phillip  M.  Donnelly,
                                                     Secretary/Treasurer