Form 10KSB
period 2001-12-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2002-03-28
CIK 1082084

                                   FORM 10-KSB
(Mark  One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF  1934
            For  the  fiscal  year  ended  December  31,  2001.


[    ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE SECURITIES
            EXCHANGE  ACT  OF  1934
     For  the  transition  period  from            to
..

                        Commission file number : 0-25679

                     FIRST AMERICAN CAPITAL CORPORATION
              (Name of small business issuer in its charter)

 Kansas                          48-1187574
--------------------------     -----------------------------------------
(State  of  incorporation)    (I.R.S.  Employer  Identification  Number)


1303  SW  First  American  Place  ,  Topeka,  KS  66604
-------------------------------------------------------
(Address  of  principal  executive  offices)

Issuers  telephone  number       (785) 267-7077
                                 ---------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State  issuer  s  revenues  for  its  most  recent  fiscal  year:  $3,219,148

State the aggregate market value of the voting equity held by non-affiliates: Of the 5,438,985 shares of common stock of the registrant issued as of March 13, 2002, 4,393,985 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date.

Common  Stock,  $.10  Par  Value  -  5,273,985  shares  as  of  March  13, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [   ] No [X ]

                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

Part  I                                                                   Page
---------                                                               -------
Item  1.     Description  of  Business                                        3
Item  2.     Description  of  Property                                        8
Item  3.     Legal  Proceedings                                               8
Item  4.     Submission  of  Matters  to  a  Vote  of  Security Holders       9

Part  II.
---------
Item  5.     Market  for  Common Equity and Related Stockholder Matters       9
Item  6.     Management  s  Discussion and Analysis or Plan of Operation     10
Item  7.     Financial  Statements     15
Item  8.     Changes  In  and  Disagreements  With Accountants
             on Accounting and Financial  Disclosure                         15

Part  III.
---------
Item  9.     Directors,  Executive  Officers,  Promoters
             and  Control  Persons; Compliance  With  Section
             16(a)  of  the  Exchange  Act                                   15
Item  10.     Executive  Compensation     19
Item  11.    Security  Ownership  of  Certain Beneficial
             Owners and Management                                           20
Item  12.     Certain  Relationships  and  Related  Transactions             21
Item  13.     Exhibits  and  Reports  on  Form  8-K                          22

Signatures                                                                   23
Index  to  exhibits                                                          26

PART  I

Item  1.     Description  of  Business

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

On January 11, 1999, the Company completed the intra-state public stock offering raising approximately $13,750,000 of capital which included a 10% over-sale of $1,250,000. $3,250,000 of the proceeds of the stock sale were used to capitalize the life insurance subsidiary, First Life America Corporation ( FLAC ). The venture capital subsidiary, First Capital Venture, Inc., was formed in October of 1998; however, it has not yet been capitalized. The remainder of the proceeds will provide additional capital for the life insurance subsidiary or for the possible acquisition of life insurance or insurance related company(s) or provide working capital.

First  American  Capital  Corporation

The primary segment of the Company s operations is life insurance and annuities. Accordingly, a significant portion of revenue will be generated by the Company s wholly owned life insurance subsidiary, FLAC. Additional income is provided in the form of investment and rental income. The Company has contracted with FLAC to provide services which are incident to the operations of FLAC. Under the terms of the contract, FLAC pays the Company service fees based on percentages of first year and renewal premium income delivered by FLAC.

The Company has contracted with First Alliance Corporation ( FAC ) of Lexington, Kentucky to provide accounting services for FLAC. Under the terms of the service agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums; 1% of fifth year premiums, and 1% for years six through ten for ten pay policies and .5% in years six through twenty for twenty pay policies. Pursuant to the agreement, the Company incurred $142,785, $117,246, and $60,531 of fees during 2001, 2000 and 1999, respectively. FAC is also a shareholder of the Company (see Item 11 on Page 20).

First  Life  America  Corporation

On October 15, 1997, FLAC received a certificate of authority from the Kansas Insurance Department to transact life and annuity business in the state of Kansas. On November 19, 1998, life insurance operations commenced. Under the provisions of Generally Accepted Accounting Principals ( GAAP ), FLAC has
$4,922,152 of capital and surplus as of December 31, 2001, and is wholly owned by the Company. FLAC has contracted with the Company for policy administration and data processing services as discussed below.

Administration

Effective December 31, 1998, FLAC entered into a service agreement with the Company. Under the terms of the agreement, the Company provides personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees. Services performed pursuant to the agreement are underwriting, claim processing, accounting, policy processing and other services necessary for FLAC to operate. The agreement is effective until either party provides 90 days written notice of termination. Under the agreement, FLAC pays fees based on a percentage of first year and renewal premiums delivered by FLAC. Delivered premium is defined as premium received on new written business which has been underwritten by FLAC and the policy accepted by the policy owner upon delivery by the agent. The percentages under the contract are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums; 20%of fourth year life premiums and 10% of life premiums in years five and thereafter. If at any time FLAC s annual premiums on new business were to exceed $5,000,000, the provisions of the agreement will be tolled until the agreement has been resubmitted to the Kansas Insurance Department for approval. FLAC bears the cost of all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC. Pursuant to the terms of the agreement, FLAC incurred $704,151, $562,686 and $275,375 of service fees during 2001, 2000 and 1999, respectively.

Effective January 1, 2002, FLAC entered into a new service agreement with the Company. Under the terms of the agreement, the Company provides personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees. Services performed pursuant to the agreement are underwriting, claim processing, accounting, policy processing and other services necessary for FLAC to operate. The agreement is effective until either party provides 90 days written notice of termination. FLAC pays fees equal to the Company's cost of providing such services, including an appropriate allocation of the Company's overhead expenses, in accordance with generally accepted accounting principles. FLAC still bears the cost of all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC.

Actuarial  Services

On behalf of FLAC, the Company has retained the services of Miller & Newberg Inc., consulting actuaries of Olathe, Kansas. Mr. Eric Newberg of Miller & Newberg Inc. has been appointed by the Board of Directors of FLAC to act as valuation and illustration actuary. In recent years, the Company has also retained actuarial services of Bruce and Bruce Company of Lake Bluff, Illinois and Lewis and Ellis of Overland Park, Kansas in connection with the development of the various insurance products being marketed by FLAC.

Products  of  FLAC

The  various insurance products currently being marketed by FLAC are as follows:

First American 2000 is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to policy benefits without making future payments. The product combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from age 0 (30 days) to 20 and 66 to 80 are ten pay policies and issue ages from 21 to 65 are twenty pay policies. Premium payments are split between life and annuity based on percentages established in the product design. First year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

Golden Eagle Whole Life is available on a simplified issue or graded death benefit basis. The simplified issue product is issued from age 50 to 85 with death benefit coverage ranging from a minimum of $2,500 to a maximum of $25,000. The graded death benefit product is issued from age 50 to 80 with death benefit coverage ranging from a minimum of $2,000 to a maximum of $10,000. The policy includes a living benefit rider that pays the actuarial present value of death benefit upon terminal illness or nursing home confinement. Premiums are level for life and vary by risk class, sex and issue age.

First Step is a juvenile term product issued from age 0(30 days) to age 15. Coverage is sold in units. One unit, consisting of a single premium payment of $100 purchases $5,000 of death benefit coverage, while two units, consisting of a single premium payment of $200 purchases $10,000 of coverage. The product contains a conversion provision allowing it to be converted to a whole life policy prior to age 21.

FLAT 10 (First Life Affordable Term) is a ten year term product issued from age 20 to 70. It has a re-entry provision allowing the current insured to re-qualify prior to each ten year period. The re-qualification is essentially re-underwriting including medical exams and inspections to determine if the risk has changed or remained the same. The policy expires automatically at age 95.

First Guard 10 is a ten year term product renewable to age 70 and convertible to age 60. Renewable means the policy is kept inforce as long as the premiums are paid, but the rates do change each 10 year period. Convertible means that prior to age 60 the policy can be converted to a permanent plan of insurance, whole life or universal life, but not term. The product is issued from age 18 to 60. The policy includes an accelerated death benefit rider. This rider provides that in the event that certain ailments or medical conditions strike, a 25% or 50% of the base policy coverage could be paid. The maximum benefit under this rider is $250,000. Payment of an accelerated benefit does reduce the future death benefit.

Product  Marketing  and  Sales

FLAC is using the same face-to-face marketing techniques for its life insurance products as the Company did for its public stock offering. The marketing plan is designed in its entirety around the Company's stockholder base, which provides an excellent referral system for FLAC product sales.

After FLAC develops a substantial policyholder base in Kansas, marketing efforts are expected to expand into additional states. This expansion will depend largely on many factors, one of which is being admitted to do business in these states. As of March 15, 2002, approval has been granted to FLAC in the states of Illinois, Kansas, Nebraska, North Dakota, Ohio, Oklahoma, and Texas. Management intends to file for certificates of authority in the states of Florida, Kentucky, and Missouri in the near future. Due to the uncertainties involved, management cannot reasonably estimate the time frame of marketing expansion to any of these states.

FLAC's insurance operations commenced on November 19, 1998 on a limited basis for test marketing of the initial insurance product. Full scale marketing commenced on January 11, 1999. The agency force involved in selling the public offering was licensed through FLAC to sell the life insurance products. FLAC continually recruits and trains new agents.

Insurance  Inforce

The following table provides certain information about FLAC s volume of life insurance coverage inforce for each of the last three years:


Amounts  of  Insurance(1)
                                   (shown in thousands)

                                  2001       2000       1999
                                 ------     -----       ------
Beginning of year               $ 83,277   $ 39,536   $   337

Issued during year                46,962     53,953    39,378

Revived during year                  167        280         -

Lapse, surrender and decreased   (18,104)   (10,492)     (179)
                                --------   ---------  ---------
In-force end of year            $112,302   $ 83,277   $39,536
                                ========   ========   =========

 (1) Excludes accidental death benefits of $31,027, $26,520, and $17,100 in 2001, 2000, and 1999, respectively.

Reinsurance

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Business Men's Assurance Company of America ( BMA ) of Kansas City, Missouri, as well as Optimum Re Insurance Company of Dallas, Texas, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum of $50,000 on any one insured. Currently, insurance ceded to Optimum Re Insurance Company is limited to the 10-year term policies. At December 31, 2001, 2000 and 1999, respectively, FLAC had ceded amounts totaling $31,878,000, $24,259,688 and $8,755,634 of ordinary business and $31,027,000,
$26,520,000 and $17,100,000 of accidental death benefit risk. In the event that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk. According to the reinsurance agreements, there are generally no premiums due on first year business.

Underwriting

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

Competition

The life insurance industry is extremely competitive. There are a large number of insurance companies which are substantially larger, have greater financial resources, offer more diversified product lines and have larger selling organizations than FLAC. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. FLAC must also compete with other insurers to attract and retain qualified agents to market FLAC s products.

Governmental  Regulation

FLAC is subject to regulation and supervision by the Kansas Insurance Department ( KID ). The insurance laws of Kansas give the KID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

Kansas has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, the Company and FLAC have registered as a holding company system pursuant to the laws of the state of Kansas.

Federal  Income  Taxation

The Life Insurance Subsidiary is taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code") .Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35%. The Code currently requires capitalization and amortization over a five to ten year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. These provisions apply to life, health, and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

Financial  Information  Relating  to  Industry  Segments

Financial information related to specific segments of the Company s business are presented below. All sales of life insurance by FLAC are to unaffiliated customers.

                                                Years ended December 31,
                                            --------------------------------
                                             2001          2000          1999
                                          ---------    -----------   ----------
 Revenues
  Life and annuity insurance operations  $ 2,704,352   $ 2,181,628   $ 1,243,323
  Corporate operations                       514,796       482,187       390,954
                                         -----------   -----------   ------------
    Total                                $ 3,219,148   $ 2,663,815   $ 1,634,277


Income/(loss) before income taxes:
  Life and annuity insurance operations  $   532,626   $   537,649   $   418,084
  Corporate operations                      (734,059)     (245,768)     (404,036)
                                         ------------  ------------  ------------
    Total                                $  (201,433)  $   291,881   $    14,048


Depreciation and amortization expense:
  Life and annuity insurance operations  $   459,124   $   565,869   $   234,522
  Corporate operations                        87,698        15,666        14,916
                                         -----------   -----------   ------------
    Total                                $   546,822   $   581,535   $   249,438


Assets:
  Life and annuity insurance operations  $ 8,795,709   $ 6,024,504   $  4,255,380
  Corporate operations                     8,444,254     8,356,250      8,125,955
                                         -----------   -----------   ------------
    Total                                $17,239,963   $14,380,754   $ 12,381,335


Employees

As of December 31, 2001, the Company had 16 full time and no part time employees.

Item  2.  Description  of  Property

During 1999, the Company acquired approximately six and one-half acres of land, located in Topeka, KS. A 20,000 square foot building has been constructed on approximately one-half of this land. On May 1, 2001, the Company relocated its home office to the newly constructed building. Effective July 1, 2001, the remaining 12,500 square feet of office space has been leased. The Company intends to sell the remaining land at an undetermined time in the future.

Item  3.  Legal  Proceedings

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matter was submitted during the forth quarter of the fiscal year covered by this Form 10-KSB to a vote of the Company s security holders, through the solicitation of proxies or otherwise.

PART  II

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters

(a.)     Market  Information

The Company s common stock became tradeable on October 11, 1999. The common stock is not listed on any stock exchange. Trading of the Company s common stock is limited and sporadic and an established public market does not exist.

(b.)     Holders

As of March 13, 2002, there are approximately 4,950 shareholders of the Company s outstanding common stock.

(c.)     Dividends

The Company has not paid any cash dividends since inception (July 10, 1996). Additionally, dividends are not anticipated in the foreseeable future.

Item  6.  Management  s  Discussion  and  Analysis  or  Plan  of  Operation

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

Financial  Position

Significant changes in the consolidated balance sheets from 2000 to 2001 are highlighted below.

Total assets increased from $14,380,754 at December 31, 2000 to $17,239,963 at December 31, 2001. The Company's available-for-sale fixed maturities had a fair value of $8,605,901 and amortized cost of $8,313,448 at December 31, 2001. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders' equity. Several of the short-term investments held by the Company in 2000 were either sold or matured and the proceeds were used to purchase investments in available-for-sale fixed maturity investments with higher yields during 2001. This change caused a $2.2 million decrease (48%) in short-term investments and an increase of $2.4 million (38%) in the Company's fixed maturities portfolio from 2000 to 2001.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio among U.S. Government agency and corporate bonds. Credit risk is further minimized by investing in certificates of deposit. As a result, management believes that significant concentrations of credit risk do not exist.

In conjunction with the construction of a new office building, the Company has classified the unused portion of the land and the related costs to real estate held for investment. At December 31, 2001, the balance of this account was $274,564.

Cash and cash equivalents decreased from $832,485 at December 31, 2000 to $463,363 at December 31, 2001. Refer to the statement of cash flows for uses and sources of cash during 2001.

Investments in related parties increased $133,776 from $16,800 at December 31, 2000 to $150,576 at December 31, 2001. This increase is due to the purchase of investments in Arkansas Security Capital Corporation and First Computer
Services,  LLC.   During  2001,  the  Company  purchased,  through  a  private placement, 250,000 shares of common stock of Arkansas Security Capital Corporation ("ASCC") of Springdale, Arkansas for $25,000. ASCC intends to register an Arkansas intrastate public offering of $12,500,000. After ASCC's private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. The Company also purchased a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that runs the Company's policy administration, underwriting, claim processing, and accounting functions. First Alliance Corporation ("FAC", another related party) owns the remaining 50% interest in FCS. During 2001, the Company contributed capital of $115,195. The total investment in FCS is offset by the Company's share of the FCS loss, $6,420.

Accounts receivable from affiliate increased $124,881 from $0 at December 31, 2000 to $124,881 at December 31, 2001. The receivable, which is due from FAC, is primarily attributable to the Company funding FAC's investment in FCS.

Deferred policy acquisition costs, net of amortization, increased 52% from $1,272,554 at December 31, 2000 to $1,928,820 at December 31, 2001 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and management fees incurred in the first policy year.

Property and equipment increased to $3,060,247 at December 31, 2001 from $1,283,522 at December 31, 2000.
The increase is primarily due to the construction of the Company's new office building. Costs associated with the building have increased $1.7 million since December 31, 2000. The remaining increase in property and equipment is a result of the purchase of new office equipment, furniture, and software.

Liabilities increased to $5,950,041 at December 31, 2001 from $2,828,180 at December 31, 2000. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased approximately $603,159 (66%) between 2000 and 2001. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions.

There was an increase in the amount of $937,584 (193%) for annuity contract liabilities from 2000 to 2001. According to the design of FLAC's primary life insurance product, first year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In 2001, annuity contract liabilities increased as additional policies reached the second policy year and the renewal policy base grew larger.

Deposits on pending policy applications increased to $172,616 at December 31, 2001 from $76,379 at December 31, 2000. Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from year to year are due to the timing of approval and delivery of the new business.

Policyholder premium deposits increased $91,713 (123%) from $76,379 at December 31, 2000 to $166,182 at December 31, 2000. Premium deposits have grown as the amount of insurance inforce has grown.

In accordance with existing reinsurance agreements, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as "reinsurance premiums payable" in the balance sheet and as "reinsurance premiums ceded" in the income statement. The change in reinsurance premiums payable between 2000 and 2001 was minimal.

On July 20, 2001, the Company entered into a $2 million promissory note with Columbian Bank and Trust Company. The note matures on July 15, 2016 with a stated interest rate of the 5-year T-Bill (currently 4.400%) plus a margin of
2.600 percentage points. The note was made to finance the new office building, which serves as collateral for the note. The company has incurred interest of $93,634 related to this note during 2001.

Federal income taxes payable increased to $533,793 at December 31, 2001 from $361,403 at December 31, 2000. Federal income taxes payable are primarily due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC and on unrealized gains of fixed maturities.

Results  of  Operations

Significant components of revenues include life insurance premiums, net of reinsurance, and net investment income. The following table provides information concerning net premium income for the years ended December 31, 2001, 2000, and 1999:

                                              2001         2000         1999
                                             ------       ------       ------
Modified payment whole life insurance:
        First year                         $1,365,755   $1,419,335   $1,086,234
        Renewal                             1,034,091      560,747       16,551
        Single Premium                         30,386
Term insurance:
        First year                             11,814        8,993            -
        Renewal                                 8,871            -            -
   Reinsurance premiums assumed                    15            -            -
                                            ----------   ----------   ----------
Gross premium income                        2,450,932    1,989,075    1,102,785
Reinsurance premiums ceded                    (78,203)     (54,162)     (12,498)
                                           ===========  ===========  ===========
Net premium income                         $2,372,729   $1,934,913   $1,090,287

Net premium income increased $437,816 (23%) from 2000 to 2001 and $844,626 (77%) from 1999 to 2000. The increases in net premium income are primarily driven by significant increases in total renewal year premiums during both 2001 and 2000. Total renewal year whole life premiums increased $473,344 from 2000 to 2001 and $544,196 from 1999 to 2000. The increases in renewal year premiums are consistent with the growing nature of the Company. Other significant increases in the components comprising net premium income include a $30,386 increase in single premiums from 2000 to 2001 and increases in reinsurance premiums ceded of $24,041 (44%) from 2000 to 2001 and $41,664 (333%) from 1999 to 2000. The increase in single premiums is attributable to the rollout of the First Step product. First Step is currently the only single premium product being marketed by the Company. Reinsurance premiums ceded reflect premiums paid to other companies to reinsure a portion of the risk associated with life policies. The increase in reinsurance premiums ceded each year is consistent with the increase in gross premiums.

Net investment income increased $1,658 (1%) from 2000 to 2001 and $155,255 (29%) from 1999 to 2000. During 1999 and 2000, short-term investments were converted to investments in available-for-sale fixed maturity investments, with higher yields. The invested asset mix, combined with a growing invested asset base each year, resulted in increased income from investments for the years ended December 31, 2001 and 2000.

Rental income increased from $0 in 2000 and 1999 to $106,963 in 2001. Rental income is earned by leasing approximately 12,500 square feet of office space in the home office building. The Company has executed a five year lease (expiring on July 1, 2006) on 10,000 square feet of the office space. The remaining 2,500 square feet is leased on a month-to-month basis.

Benefits and expenses totaled $3,240,581, $2,371,934 and $1,620,229 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in total benefits and expenses were policy reserve increases of $603,159, $545,337 and $368,804 during 2001, 2000, and 1999, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, it is reasonable for policy reserves to continue to increase.

Interest credited on annuity balances totaled $78,989, $21,683 and $3,236 for the years ended December 31, 2001, 2000 and 1999, respectively. The increases during 2001 and 2000 ($57,306 and $18,447, respectively) are primarily a result of the increase in annuity fund balances. Both interest credited on annuities and annuity fund balances have increased as a result of the increase in the number of policies inforce (2,933, 1,797 and 867 in 2001, 2000 and 1999, respectively).

Commission expense was $849,576, $863,159 and $631,929 for the years ended December 31, 2001, 2000, and 1999, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The increases and/or decreases in commission expenses are directly related to the increases and/or decreases in first year premium income during each respective period.

Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions and management fees incurred in the first policy year. During 2001, 2000 and 1999, $1,115,390, $1,158,212 and $901,613, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $459,124, $565,869, and $234,522, respectively.

Salaries, wages and employee benefits increased from $682,458 in 2000 to $1,020,655 in 2001. This increase is due primarily to a 45% increase in the number of persons employed by the Company.

Administrative fees -related party are paid to First Alliance Corporation ("FAC"), a shareholder of the Company, for accounting services. During 2001, 2000 and 1999, respectively, these fees totaled $142,785, $117,246 and $60,531 and were calculated based on a percentage of FLAC's premium income collected. The increase in administrative fees during 2001 ($25,539 or 22%) and 2000 ($56,715 or 94%) correlates with the increase in premium income during the same time periods.

Other operating costs and expenses totaled $1,235,769, $690,841 and $525,556 for the years ended December 31, 2001, 2000, and 1999, respectively. The increases in both years are consistent with the growing nature of the Company. Significant components of the $544,928 increase from 2000 to 2001 include the following: interest expense ($95K), travel related expense ($85K), electronic data processing expense ($80K), depreciation ($70K), advertising ($70K), building operations expense ($40K), product development ($30K), recruiting ($20K) and insurance ($10K). The increases in interest, depreciation, building operations and insurance expenses are a result of the new home office building in Topeka, KS.

Liquidity  and  Capital  Resources

During the years ended December 31, 2001, 2000, and 1999, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash provided (used) by operating activities during the years ended December 31, 2001, 2000 and 1999 totaled $(226,170), $98,435 and $(109,199) respectively.

FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. A significant portion of the Company's invested assets are readily marketable and highly liquid.

Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. A significant portion of the Company's invested assets are readily marketable and highly liquid.

The Company has been constructing a building to be used as the Company's home office. The Company occupied the new building on May 1, 2001. The Company entered into a note payable with Columbian Bank for $2,000,000 to finance the project. To obtain this financing, the building and property were pledged as collateral on the note. Cash flows used on the real estate project for the years ended December 31, 2001 and 2000 totaled approximately $1.6 million and $900,000, respectively.

Item  7.  Financial  Statements

The consolidated financial statements and related notes are included in this report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE


PART  III


Item  9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
Compliance  With  Section  16  (a)  of  the             Exchange  Act

The  current  Executive  Officers  and  Directors of the Company are as follows:


Name                         Age              Position                   Term
=================           =====    ========================          =========
Michael  N.  Fink             46     Chairman  of  the  Board          One  Year

Rickie  D.  Meyer             50     President  and  Director          One  Year

Phillip  M.  Donnelly         50     Secretary/Treasurer
                                     /Vice President and Director      One  Year

Danny  N.  Biggs              65     Director                          One  Year

Paul  E.  Burke,  Jr.         68     Director                          One  Year

Edward  C.  Carter            59     Director                          One  Year

Kenneth  L.  Frahm            55     Director                          One  Year

John  W.  Hadl                62     Director                          One  Year

Stephen  J.  Irsik  Jr.       55     Director                          One  Year

John  G.  Montgomery          62     Director                          One  Year

Harland  E.  Priddle          71     Director                          One  Year

Gary  E.  Yager               47     Director                          One  Year

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

Michael N. Fink: Mr. Fink has twenty-one years of experience in the insurance industry, primarily in sales management. From 1981 to 1984, Mr. Fink was an agent, District Director, and Regional Director with Liberty American Assurance Company in Lincoln, Nebraska. In 1984, Mr. Fink transferred to an affiliated company, Future Security Life, in Austin, Texas, where he served as Regional Director and Agency Director until 1988. In March 1988, Mr. Fink became affiliated with United Income, Inc. and United Security Assurance Company as Agency Director and Assistant to the President. In June 1993, Mr. Fink left the United Companies and became President of First Alliance Corporation and its life insurance and venture capital companies.

Rickie D. Meyer: Mr. Meyer has twenty years of experience in the insurance industry, primarily in sales management. From May 1982 to October 1984, Mr. Meyer was a life insurance agent, District Director and Executive Sales Director with Liberty American Assurance Company in Lincoln, Nebraska. In October 1984, Mr. Meyer transferred to an affiliated company to become Agency Director. In
1985, Mr. Meyer left Liberty American to become an organizer and Zone Sales Director for United Trust, Inc. in Springfield, Illinois. In January 1988, Mr. Meyer transferred to Columbus, Ohio to assist in the organization of United Income, Inc. and served as Zone Sales Manager. While with United Income, he was promoted to Training Director in 1991 and to Agency Director in 1993. Mr. Meyer left the United Companies in January 1996 to form the Company.

Phillip M. Donnelly: Mr. Donnelly has twenty-two years of experience in the insurance industry, primarily in the areas of financial and operations administration. He served as Treasurer and Chief Financial Officer of the Cimarron Life Insurance Company from 1974 to 1986. In 1986, Mr. Donnelly returned to college and received his M.B.A. in Accounting from Fort Hays State University in 1988. In 1989, Mr. Donnelly became affiliated with The Franklin Life Insurance Company of Springfield, Illinois, where he served as Assistant
Vice President in charge of purchasing, budgeting, forecasting and strategic planning until his departure in 1997. He then returned to Kansas and worked as a Financial Manager for Cargill Corporation until 1999. In 1999, Mr. Donnelly joined First American Capital Corporation and became Vice President/ Secretary/Treasurer and Director in 2000.

Danny N. Biggs: Mr. Biggs is Vice-President, Partner, General Superintendent and Director of Pickrell Drilling Company, Inc., Mobile Drilling Company, Inc., Central Dirt Service, Inc., and Pickrell Acquisitions, Inc. and also a Partner in Kelly Petroleum. Mr. Biggs is a past President of the Kansas Independent Oil & Gas Association ("KIOGA") and is currently a member and director of KIOGA and director and president of Kansas Oil & Gas Hall of Fame & Museum Foundation. He is a member of the Great Bend Chamber of Commerce, American Petroleum Institute, Interstate Oil & Gas Compact Commission Crude Oil Policy Committee, Association of Energy Service Companies and the Independent Petroleum Association of America. He served as Chairman of the Mid-America Oil & Gas Technology Exposition, Vision 2000 Area Relations/Image Committee, KIOGA Membership Committee and general Chairman of the 1992 KIOGA Convention. Mr. Biggs was recently inducted into the Kansas Oil & Gas Hall of Fame. Mr. Biggs is actively involved in numerous other business, civic and religious organizations including prior service as an Elder in the Presbyterian Church.

Paul E. Burke, Jr.: Mr. Burke is the President of Issues Management Group, Inc., a public relations and governmental affairs consulting company. Mr. Burke served as a member of the Kansas State Senate from 1975 to January 1997 and served as the President of the Senate from 1989 until his retirement in 1997. During his tenure in the Kansas Senate, Mr. Burke served as Chairman of the Organization, Calendar and Rules, Legislative Coordinating Council and
Interstate Cooperation Committees. Mr. Burke was a majority leader of the Senate from 1985 to 1988. Mr. Burke has served in numerous national, state and local leadership positions including past positions as a member of the President's Advisory Commission on Intergovernmental Relations. He is also the former owner of WEBBCO, Inc., an industrial engineering and equipment company. Mr. Burke received his Bachelor of Science degree in business from the University of Kansas in 1956.

Edward C. Carter: Mr. Carter is an entrepreneur and real estate developer. Mr. Carter is a retired senior executive (1963-1992) with the Kansas Southwestern Bell Telephone Company. He served in numerous senior executive positions including Division Manager Regulatory Relations, Regional Vice President Southwestern Bell Telecom, a start up company serving a four state area, and Kansas Director of Marketing and District Manager Residence Service Centers. Mr. Carter served as City Commissioner and Mayor of Lawrence, Kansas from 1977 to 1981. He was a director and President of Lawrence, Kansas Rotary Club, past Executive Board Member of the Kansas State Chamber of Commerce, past Chairman of the Douglas County United Fund and Director and President of Junior Achievement. He is a Co-Recipient of the Outstanding Kansan Award for Civic Service and received the Lifetime Meritorious Achievement Award from Pittsburgh State University in 2001. Mr. Carter was a member and All Conference guard on the Pittsburgh State University National Championship Football Team. He received his B.A. in Business Administration from Pittsburgh State University in 1963.


Kenneth L. Frahm: Mr. Frahm has been a self-employed farmer since 1975.He currently owns 1,200 acres of irrigated corn and dryland wheat production land and is a member of a family partnership which produces over 500,000 bushels of corn and wheat annually on 6,500 acres of western Kansas farm land. Mr. Frahm's operating entities include Allied Family Farm and Grain Management, Inc. He is past President of the Kansas Development Finance Authority. He is past Chairman of 21st Century Grain Processing Cooperative, and a former member of the Board of Directors of Bank IV Community Bank in Colby. In addition, Mr. Frahm is a member of the Kansas Farm Service Agency State Committee appointed by US Agriculture Secretary Ann Veneman. He is a member of the Agricultural Use Value Committee of the Kansas Department of Revenue, a past member of the Board of Directors of the Kansas Area United Methodist Foundation and Chairman of its Investment Committee, Past President and Paul Harris Fellow of Rotary, a member of the Kansas Farm Bureau, Kansas Livestock Association, Kansas Corn Growers Association, Kansas Association of Wheat Growers and the Kansas Water Resources Association. Mr. Frahm is married to Sheila Frahm, a former Kansas United States Senator and has three daughters. Mr. Frahm received his B.A. in Economics in 1968 from Fort Hays Kansas State College and his M.B.A. in Finance in 1969 from the University of Texas at Austin

John W. Hadl: Mr. Hadl is an Associate Athletics Director at the University of Kansas in Lawrence, Kansas, and he also heads the Williams Educational Fund, which provides scholarship assistance to more than 400 male and female Kansas University student-athletes. With a membership of over 3,500 donors, the Williams Fund raised in excess of $3 million last year to pay the scholarship expenses of student-athletes. Prior to becoming the Associate Athletics Director, Mr. Hadl served as an Assistant Athletic Director and member of the KU football coaching staff. Mr. Hadl was a three year letterman at KU, earning All-American honors at two different positions-as a halfback in 1960 and as a quarterback in 1961. He was All-Conference three times. After his college career, Mr. Hadl, went on to play professional football for 18 seasons in the AFL, NFL with San Diego, Los Angeles, Green Bay and Houston. He was NFL Man of the Year in 1971 and the NFL's Most Valuable Player in 1973. He played in four AFL All-Star games, three title games and led the league in passing in 1968 and in 1971. In December of 1994, Mr. Hadl was inducted into the College Football Hall of Fame.

Stephen J. Irsik Jr.: Stephen J. Irsik, Jr.: Mr. Irsik is one of the owners of a multi faceted agri-business centered in western Kansas. The business deals with identity preserved grain production, angus beef and the dairy industry. Mr. Irsik is one of the owners of Irsik & Doll Company, a grain storage, merchandising and full feeding cattle operation with facilities across the State of Kansas. Mr. Irsik is serving his 16th year on the Gray County Commission. He currently serves on the 21 Century Alliance Board, 21Century Grain Processing board and Home National Bank Board of Garden City, Ks. Mr. Irsik has served as a past Board member of the Southwest Kansas Irrigation Association, Upper Ark Basin Advisory committee and Ground Water Management District #3. He is a graduate of Kansas State University and a veteran of the United States Air Force.

John G. Montgomery: Mr. Montgomery is the President of Montgomery Communications, Inc. of Junction City, Kansas. He is a newspaper publisher and TV station owner. His current business affiliations include Directorship's with First National Bank, Junction City. He is also President of the Junction City Housing and Development Corporation. From 1964 to 1973 he was the Assistant to the President at the San Francisco Newspaper Printing Company. Mr. Montgomery is a member of the InterAmerican Press Association, Inland Daily Press Association and the Kansas Press Association. He was Civilian Aid to the Secretary of the Army of Kansas from 1979-1981 and has again served in that role since 1995. He has extensive state government service including Past Chairman of the Kansas Board of Regents, Past member of the Washburn University Board of Regents, Kansas, Inc. - Science and Technology Council, and 1986 Democratic nominee for Lieutenant Governor. His considerable civic involvement, in part, includes being past President of the Junction City Chamber of Commerce, Director and past President of the United Way, past Board member of the Boy Scouts of America, Coronado Council, past Director of the YMCA, Trustee of the William Allen White Foundation, Co-chair of Economic Lifelines, Board member of Kansas Wildscape and the Kansas 4-H and a member of the Rotary Club. Mr. Montgomery has received the 1975 Jaycees Outstanding Young Man of Kansas Award, 1975 Junction City Jaycees Distinguished Service Award and the Department of the Army, Patriotic Civilian Service Award. He graduated from the Philips Academy, Andover, Massachusetts, in 1958, Yale University in 1962, receiving a Bachelor of Arts Degree, and from Stanford University in 1964, where he received his MBA Degree.

Harland  E.  Priddle:  Mr.  Priddle  is  President  of  Priddle  & Associates, a
business consulting firm specializing in business and economic development consulting. Mr. Priddle is the former Kansas Secretary of Agriculture
(1982-1986) and served as the first Kansas Secretary of Commerce (1987-1991). As the first Secretary of Commerce, he was directly involved in the creation of such programs as Kansas, Inc., Kansas Technology Enterprise Corporation, Kansas Development Finance Authority and the Kansas Venture Capital Corp. He was candidate for Lt. Governor of Kansas in 1986 and 1990. He was the Deputy Director of the White House Communications Agency for the President for a period of four years (1970-1974) where he provided support and accompanied the President on approximately 200 Presidential trips. Mr. Priddle was the Vice President for Marketing and Customer Services for the Hutchinson National Bank from 1978 to 1981. He retired from the United States Air Force in 1974, after 22 years, with the rank of Colonel. While in the Air Force, he received 17 military decorations including the Bronze Star and two Legions of Merit. He received  a  BS  in  Agriculture  from  Kansas  State  University  in  1952

Gary E. Yager: Mr. Yager recently became Executive Vice President and Chief Executive Officer and Senior Lender of the Columbian Bank of Topeka, Kansas. From October 1986 to December 1995, Mr. Yager served as either the Vice President and Branch Manager or the Vice President of Commercial Loans for the Commerce Bank and Trust of Topeka, Kansas. From 1976 to 1986, he served in various management positions with Bank IV of Topeka including Assistant Vice-President of Correspondent Banking and Branch Manager. Mr. Yager is currently a member of the Board of Directors of the Young Bank Officers of Kansas, Topeka-Shawnee County Certified Development Corporation, Contemporary Housing Alternatives of Topeka, and Quail Unlimited. He is a member of the Topeka Chamber of Commerce, former member of the Board of Directors of the Topeka Family Service and Guidance Center, and former advisor of Junior Achievement. He is a past member of the Topeka Active 20-30 Club, where he served in numerous leadership roles including President and Treasurer. Mr. Yager received his BA degree in Business Administration from Washburn University of Topeka in 1976.

Item  10.    Executive  Compensation

The following table sets forth amounts earned by executive officers as compensation over the past three years:

                                         Annual     Compensation
                             ---------------------------------------------------
                                                       Other Annual  All Other
                                    Salary   Bonus     Compensation  Compensation
Name and Principal Position   Year   ($)    ($)(1)     ($)(2)
===========================   ===== ======= ========  ============== ============
Rickie D. Meyer               2001  96,271   79,080     5,983             -
President and Director        2000  93,000   80,309         -             -
                              1999  90,485  124,255         -             -

Michael N. Fink               2001  77,017   63,264     2,792             -
Chairman and Director         2000  74,330   64,247         -             -
                              1999  72,388   43,405         -             -

Phillip M. Donnelly           2001  72,838   19,783         -             -
Treasurer / Secretary         2000  67,408         -      400             -
and Director                  1999  30,639      601         -             -

(1) Includes incentive compensation pursuant to the Executive Employment Agreement, based on premiums
(2) Other Annual Compensation consists of automobile allowances and personal disability and life insurance premiums. The aggregate cost to the Company of such personal benefits did not exceed the lesser of $50,000 or 10% of the annual salaries received by the above individuals.

Compensation  of  Directors

As an annual retainer fee for directors who are not officers of the Company, an attendance fee pool was established. This pool consists of 1% of the premiums delivered in each calendar year and is paid to each board member on a pro-rata basis determined by his attendance of board meetings. This fee was payable in cash for 2000 and 2001.In addition, each Director is paid $750 per regular meeting attended for the Company and its subsidiaries, $75 per telephonic board meeting, and $250 per committee meeting. During 2001, there were four regular and two telephonic Board of Directors meetings. In addition, there were four audit committee, investment committee and compensation committee meetings.

Executive  Employment  Agreements

The Company has entered into Executive Employment Agreements with Messrs. Fink, Meyer and Donnelly. The employment agreements for Messrs. Fink and Meyer are for a term of four years beginning November 1, 1998. The employment agreement for Mr. Donnelly is for a term of two years beginning November 1, 2000. Annual compensation under the agreements is $72,000, $90,000 and $70,000 for Messrs. Fink, Meyer and Donnelly, respectively. Included in these agreements is a clause that requires the salaries to be adjusted annually to reflect current cost of living. Incentive compensation is earned based on percentages of first year life and renewal premiums of FLAC's First America 2000 product. Messrs. Fink, Meyer and Donnelly devote 25%, 100% and 100% of their time, respectively, to the operations of the Company.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table sets forth information as of March 13, 2002, regarding ownership of Common Stock of the Company by (i) the only persons known by the Company to own beneficially more than 5% thereof; (ii) the directors individually; and (iii) all officers and directors as a group.


                                     Class            Amount and       Percent
Name and Address of                   of              Nature of          of
Beneficial Owner                     Stock        Beneficial Ownership  Class
==========================          =======      ===================== ========
Michael  N.  Fink
2581  Walnut  Grove  Lane
Lexington, KY 40509                  Common               125,000          2.4%

Rickie  D.  Meyer
3513  SW  Alameda  Dr.
Topeka, KS 66614                     Common               526,000          9.9%

Danny  N.  Biggs
2601  Canterbury
Great Bend, KS 67530                 Common                50,000             *

Paul  E.  Burke,  Jr.
2009  Camelback  Drive
Lawrence, KS 66047                   Common                50,000             *

Edward  C.  Carter
4100  Wimbledon  Drive
Lawrence, KS 66047                   Common                60,000 (1)      1.1%

Kenneth  L.  Frahm
Box  849
Colby, KS 67701                      Common                40,000             *

Stephen  J.  Irsik,  Jr.
05405  Six  Road
Ingalls, KS 67853                    Common                69,000          1.3%

John  G.  Montgomery
510  Redbud  Lane
Junction City, KS 66441              Common                45,000             *

Harland  E.  Priddle
8214  South  Haven  Rd.
Burrton, KS 67020                    Common                40,000             *

Gary  E.  Yager
3521  SW  Lincolnshire
Topeka, KS 66614                     Common                40,000             *

                                    Class          Amount and           Percent
Name and Address of                  of            Nature of             of
Beneficial Owner                    Stock        Beneficial Ownership   Class
===================                ==========   ====================   ========

First  Alliance  Corporation
2285  Executive  Drive
Suite  308
Lexington, KY 40505                  Common               525,000 (2)       9.9%
                                                       ----------         ------
All Directors and Officers as a Group                   1,045,000          19.8%


*Indicates  less  than  1%  ownership.

(1) Excludes 20,000 shares held by Becky Carter, Mr. Carter's wife, as to which Mr. Carter disclaims beneficial ownership.

(2) FAC is a financial services holding company based in Lexington, Kentucky, which wholly owns life insurance and venture capital subsidiaries. Messrs. Fink is an officer and director of FAC.

Item  12.    Certain  Relationships  and  Related  Transactions

Messrs. Michael Fink and Rick Meyer and First Alliance Corporation are promoters of the Company. Collectively, they hold 1,176,000 shares of Common Stock in the Company for which they paid aggregate consideration of $117,600 or $.10 per share.

A portion of the Company s short-term investments consisting of certificates of deposit are purchased through Columbian Bank. Mr. Gary Yager, a Director of the Company, is the Chief Executive Officer of this bank.

A note payable, secured by the main office building was obtained through Columbian Bank. As noted above, Mr. Gary Yager, a Director of the Company, is the Chief Executive Officer of this bank.

The Company has contracted with First Alliance Corporation ( FAC ) of Lexington, Kentucky to provide accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums; 1% of fifth year premiums; 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $142,785, $117,246, and $60,531 of fees during 2001, 2000, and 1999, respectively. FAC owns approximately 9.9% of the Company s outstanding common stock as of December 31, 2001.

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a) The  following  documents  are  filed  as  part  of  this  Form  10-KSB:

(1)Financial Statements are attached and included herein on pages F-1 through f-26

(2) The exhibits listed in the Index to Exhibits appearing on Page 26.

(b)     Reports  on  Form  8-K.
        None

                                  SIGNATURES
                                 -----------

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST  AMERICAN  CAPITAL  CORPORATION


By__/S/Rickie  D.  Meyer___ __________________________________ Date  3/26/2002
     Rickie  D.  Meyer,  President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By___/S/ Rickie  D.  Meyer____________________________________ Date  3/26/2002
     Rickie  D.  Meyer,  President/Director


By___/S/Phillip  M.  Donnelly_________________________________ Date  3/26/2002
     Phillip  M.  Donnelly,  Secretary/Treasurer/Vice  President/Director


By___/S/Michael  N.  Fink______________________      _________ Date  3/26/2002
     Michael  N.  Fink,  Chairman/Director


By_ /S/Daniel  N.  Biggs______________________________________ Date  3/26/2002
     Daniel  N.  Biggs, Director


By__/S/Harland  E.  Priddle___________________________________ Date  3/26/2002
     Harland  E.  Priddle, Director


By_ /S/Paul  E.  Burke  Jr_____________________________________ Date  3/26/2002
     Paul  E.  Burke  Jr,  Director


By_ /S/Stephen  J.  Irsik  Jr_________________________________ Date  3/26/2002
     Stephen  J.  Irsik  Jr,  Director

By__/S/John  G.  Montgomery___________________________________ Date  3/26/2002
     John  G.  Montgomery,  Director


By__/S/Gary  E.  Yager________________________________________ Date  3/26/2002
     Gary  E.  Yager,  Director

INDEX  TO  EXHIBITS

(Item  13(a))

The documents listed in the following table are filed as Exhibits in response to
Item 13(a). Exhibits listed that are not filed herewith are incorporated by reference.

Exhibit  No.     Description
----------       ---------------------------
3.1              Articles  of  Incorporation  (1)

3.2              By-laws (2)

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

11               Statement  re  computation  of  per  share  earnings  (3)

21               Subsidiaries


(1) Filed as an Exhibit to the Registrant s amended Form 10-SB, filed on August 13, 1999, and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrants Form 10-kSB, filed on March 26, 2001, and incorporated herein by reference.

(3) Note 2 in Notes to Consolidated Financial Statements included in this Report on Page F-10.

                                   EXHIBIT 21
               SUBSIDIARIES OF FIRST AMERICAN CAPITAL CORPORATION



Name                                 Jurisdiction  of  Incorporation
---------------------------          -------------------------------

First  Life  America  Corporation    Kansas
First  Capital  Venture, Inc.        Kansas

                             FIRST AMERICAN CAPITAL CORPORATION

                         INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS





                                                                       Page
Consolidated  Financial  Statements                                   Numbers
-----------------------------------                                   -------

Independent  Auditors  Report                                             F-2

Consolidated  Balance  Sheets  as  of  December  31,  2001  and  2000     F-3

Consolidated Statements of Operations for the years ended
December  31,  2001,  2000  and  1999                                     F-5

Consolidated Statements of Changes in Shareholders Equity
for  the  years ended  December  31,  2001,  2000,  and  1999             F-6

Consolidated Statements of Cash Flows for the years ended
December  31,  2001,  2000,  and  1999.                                   F-8

Notes  to  Consolidated Financial Statements                              F-10

Independent  Auditors  Report



Board  of  Directors  and  Shareholders
First  American  Capital  Corporation


We have audited the accompanying consolidated balance sheets of First American Capital Corporation (a Kansas corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Capital Corporation and subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/  KERBER,  ECK  &  BRAECKEL  LLP


Springfield,  Illinois
March  20,  2002

                       FIRST AMERICAN CAPITAL CORPORATION

                        CONSOLIDATED  BALANCE  SHEETS



                                                               December 31,   December 31,
ASSETS                                                             2001           2000
------                                                         -----------   -------------
Investments:
      Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $8,313,448
            in 2001 and $6,023,296 in 2000)                    $   8,605,901  $   6,241,820
      Policy loans                                                    33,178          5,990
      Notes receivable (net of valuation allowance
            of $4,406 in 2001 and $18,414 in 2000)                         -         30,262
      Real estate held for investment                                274,564              -
      Short-term investments                                       2,286,095      4,437,280
Total investments                                                 11,199,738     10,715,352

Cash and cash equivalents                                            463,363        832,485
Investments in related parties                                       150,576         16,800
Accrued investment income                                            181,719        148,487
Accounts receivable                                                  104,447         93,167
Accounts receivable from affiliate                                   124,881              -
Deferred policy acquisition costs (net of accumulated
     amortization of $1,259,744 in 2001 and $800,619 in 2000)      1,928,820      1,272,554
Property and equipment (net of accumulated depreciation
     of $129,977 in 2001 and $42,860 in 2000)                      3,060,347      1,283,522
Other assets                                                          26,072         18,387
                                                               -------------  --------------
Total assets                                                   $  17,239,963  $  14,380,754
                                                               =============  ==============

                       FIRST  AMERICAN  CAPITAL  CORPORATION

                                                                   December 31,    December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   2001            2000
                                                                  -------------   --------------
Policy and contract liabilities:
     Annuity contract liabilities                                 $   1,424,118   $     486,533
     Life policy reserves                                             1,522,794         919,635
     Liability for policy claims                                              -          22,306
     Policyholder premium deposits                                      166,182          74,469
     Deposits on pending policy applications                            172,616          76,379
     Reinsurance premiums payable                                        32,142          28,561
Total policy and contract liabilities                                 3,317,852       1,607,883

Commissions, salaries, wages and benefits payable                        84,038         114,018
Other liabilities                                                        28,395          28,811
Note payable                                                          1,967,328         698,018
Accounts payable to affiliate                                            18,022          18,047
Federal income taxes payable:
     Current                                                                613               -
     Deferred                                                           533,793         361,403
                                                                   ------------   --------------
Total liabilities                                                     5,950,041       2,828,180



Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;              543,899         541,886
     5,438,985 shares issued and 5,273,985 shares outstanding
     in 2001; and 5,418,860 shares issued and 5,303,860 shares
     outstanding in 2000;
Additional paid in capital                                           12,328,617      12,230,005
Retained earnings - deficit                                          (1,529,613)     (1,176,785)
Accumulated other comprehensive income                                  191,277         144,226
Less: treasury shares held at cost (165,000 shares in 2001; and
    115,000 shares in 2000)                                            (244,258)       (186,758)
                                                                  --------------  --------------
Total shareholders' equity                                           11,289,922      11,552,574
                                                                  -------------   --------------
Total liabilities and shareholders' equity                        $  17,239,963   $  14,380,754
                                                                  =============   ==============

See  notes  to  consolidated  financial  statements.

                                FIRST AMERICAN CAPITAL CORPORATION

                              CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                                                 Year ended December 31,
                                                        ---------------------------------------
                                                           2001          2000         1999
                                                        -----------   -----------   -----------
Revenues
  Gross premium income                                   $ 2,450,932   $ 1,989,075   $1,102,785
  Reinsurance premiums ceded                                 (78,203)      (54,162)     (12,498)
      Net premium income                                   2,372,729     1,934,913    1,090,287
  Net investment income                                      700,903       699,245      543,990
  Net realized gain on disposal of assets                     24,584          (908)           -
  Rental income                                              106,963        30,565            -
  Other income                                                13,969             -            -
                                                         -----------    ----------   -----------
    Total revenue                                          3,219,148     2,663,815    1,634,277

Benefits and expenses
  Increase in policy reserves                                603,159       545,337      368,804
  Policyholder surrender values                               46,754        14,887           54
  Interest credited on annuities and
    premium deposits                                          78,989        21,683        3,236
  Death claims                                                47,250        22,306            -
  Commissions                                                849,576       863,159      631,929
  Policy acquisition costs deferred                       (1,115,390)   (1,158,212)    (901,613)
  Amortization of deferred policy acquisition costs          459,124       565,869      234,522
  Salaries, wages, and employee benefits                   1,020,655       682,458      672,289
  Miscellaneous taxes                                         51,910         6,360       24,921
  Administrative fees - related party                        142,785       117,246       60,531
  Other operating costs and expenses                       1,235,769       690,841      525,556
                                                          ----------    ---------    -----------
    Total benefits and expenses                            3,420,581     2,371,934    1,620,229
                                                          ----------    ----------   -----------
Income (loss) before income tax expense                     (201,433)      291,881       14,048

Income tax expense                                           151,395       136,742      154,652
                                                         ------------  ----------    -----------
Net income (loss)                                        $  (352,828)  $   155,139   $ (140,604)

Net income (loss) per common
  share - basic and diluted                              $     (0.07)  $      0.03   $    (0.03)

See  notes  to  consolidated  financial  statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                        CONSOLIDATED  STATEMENTS  OF
                        CHANGES  IN  SHAREHOLDERS  EQUITY

                                                                 Years ended December 31,
                                                           ------------------------------------

                                                              2001          2000         1999
                                                          -----------   -----------   ---------
PREFERRED STOCK:
  Balance, beginning of year                            $         -   $         -   $ 2,707,530
    Sale of shares in public offering (8,394 shares
       in 1999)                                                   -             -        41,970
    Conversion of preferred to common shares (549,740
        preferred shares to 2,198,960 common shares)              -             -    (2,748,700)
    Call of preferred stock                                       -             -          (800)
                                                        -----------   -----------   ------------
  Balance, end of year                                            -             -             0


COMMON STOCK:
  Balance, beginning of year                                541,886       546,886       326,150
    Sale of shares in public offering (8,394 shares
        in 1999)                                                  -             -           840
    Conversion of preferred to common                             -             -       219,896
    Common shares retired                                         -        (5,000)            -
    Common shares issued (20,125 shares in 2001)              2,013             -             -
                                                           --------      ---------     ---------
  Balance, end of year                                      543,899       541,886       546,886

ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year                             12,230,005    12,230,005     9,600,478
    Sale of shares in public offering (8,394 shares
        in 1999)                                                  -             -       167,041
    Conversion of preferred to common                             -             -     2,528,804
    Call of preferred stock                                       -             -        (3,184)
    Cost of public offering                                       -             -       (63,134)
    Common shares issued (20,125 shares in 2001)             98,612             -             -
                                                         ----------    ---------     -----------
  Balance, end of year                                   12,328,617    12,230,005    12,230,005

                                 FIRST AMERICAN CAPITAL CORPORATION

                                  CONSOLIDATED STATEMENTS OF
                              CHANGES IN SHAREHOLDERS  EQUITY (continued)

                                                              Years ended December 31,
                                                       ----------------------------------------
                                                            2001          2000          1999
                                                        -----------   -----------   -----------
RETAINED EARNINGS-DEFICIT:
  Balance, beginning of year                            $(1,176,785)  $(1,331,924)  $(1,191,320)
    Net income (loss)                                      (352,828)      155,139      (140,604)
                                                        ------------  ------------  ------------
  Balance, end of year                                   (1,529,613)   (1,176,785)   (1,331,924)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of year                                144,226       (23,803)            -
    Net unrealized gain (loss)
    on available-for-sale securities                         47,051       168,029       (23,803)
                                                            -------       -------       --------
  Balance, end of year                                      191,277       144,226       (23,803)

TREASURY STOCK:
  Balance, beginning of year                               (186,758)       (2,000)       (2,000)
    Purchase of 95,000 common shares at $1.94 per share           -      (184,758)            -
    Purchase of 50,000 common shares at $1.15 per share     (57,500)            -             -
                                                           ---------     ---------       -------
  Balance, end of year                                     (244,258)     (186,758)       (2,000)
                                                        ------------  ------------  ------------
Total shareholder' equity                               $11,289,922   $11,552,574   $11,419,164
                                                        ============  ===========   ============


DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains (loss) arising during period   $    64,463   $   166,604   $   (23,803)
Less: reclassification adjustment for (gains) loss
  in net income                                             (17,412)        1,425             -
                                                        ------------  -----------   ------------
Net unrealized gains (loss) on securities               $    47,051   $   168,029   $   (23,803)

See  notes  to  consolidated  financial  statements

                       FIRST AMERICAN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Years ended December 31,
                                                       ----------------------------------------
                                                          2001          2000          1999
                                                       -----------   -----------  -------------
OPERATING ACTIVITIES:
Net income (loss)                                       $  (352,828)  $   155,139   $  (140,604)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Interest credited on annuities and premium deposits     82,838        21,683         3,236
     Net realized investment (gains) losses                 (25,618)          908             -
     Provision for depreciation and amortization             87,698        15,666        14,916
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments          (6,033)      (12,159)         (131)
     Interest credited to certificates of deposit balances  (47,909)      (84,612)            -
     Realized net (gain) loss on disposal of assets           1,034        (2,236)            -
     Provision for deferred federal income taxes            143,692       126,978       155,850
     Other                                                        -        (5,000)            -
     Increase in accrued investment income                  (33,232)      (37,135)      (57,908)
     (Increase) decrease  in accounts receivable            (11,280)       43,397       (81,979)
     Increase in accounts receivable from affiliate        (124,881)            -             -
     Increase in deferred policy acquisition costs, net    (656,266)     (592,343)     (667,092)
     Increase in policy loans                               (27,188)       (5,990)            -
     (Increase) decrease  in other assets                    (7,685)        3,085        (8,294)
     Increase in policy reserves                            603,159       545,337       368,804
     Increase (decrease) in liability for policy claims     (22,306)       22,306             -
     Increase (decrease) in deposits on pending
     policy applications                                     96,237      (145,034)      211,859
     Increase in reinsurance premiums payable                 3,581        16,716        11,845
     Increase (decrease) in commissions, salaries,
     wages and benefits payable                             (29,980)       46,212        64,974
     Increase (decrease) in accounts payable to affiliate       (25)        8,887        (5,969)
     Increase (decrease) in other liabilities               100,822       (23,370)       21,294
                                                          ------------  ------------  ----------
Net cash provided by (used in) operating activities     $  (226,170)  $    98,435   $  (109,199)





                                                                   Years ended December 31,
                                                        ----------------------------------------
                                                            2001          2000          1999
                                                        -----------   -----------   ------------
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities    $(4,537,224)  $(3,543,284)  $(2,667,036)
     Sale of available-for-sale fixed maturities          2,014,503       198,000             -
     Additions to property and equipment, net            (1,865,557)     (939,585)     (340,778)
     Purchase of real estate held for investment           (274,564)            -             -
     Purchase of investments in affiliates                 (133,776)      (16,800)            -
     Changes in notes receivable, net                        30,262       (30,262)            -
     Short-term investments disposed, net                 2,465,136     3,297,120     3,068,879
                                                        -----------   -----------   -----------
Net cash provided by (used in) investing activities      (2,301,220)   (1,034,811)       61,065

FINANCING ACTIVITIES:
     Proceeds from public stock offering                          -             -       209,851
     Call of preferred stock                                      -             -        (3,984)
     Cost of stock offerings                                      -             -       (63,134)
     Proceeds from note payable                           1,301,982       698,018             -
     Payments on note payable                               (32,672)            -             -
     Deposits on annuity contracts, net                     862,297       457,424        11,227
     Purchase of treasury stock                             (57,500)     (184,758)            -
     Policyholder premium deposits, net                      84,161         4,292        63,140
                                                         ----------     --------      ---------
Net cash provided by financing activities                 2,158,268       974,976       217,100
                                                         ----------     --------      ---------
Increase (decrease) in cash and cash equivalents           (369,122)       38,600       168,966

Cash and cash equivalents, beginning of period              832,485       793,885       624,919
                                                         ----------   ------------  ------------
Cash and cash equivalents, end of period                 $  463,363   $   832,485   $   793,885
                                                         ===========   ===========   ===========

See  notes  to  consolidated  financial  statements

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company has a wholly-owned insurance subsidiary, First Life America Corporation ( FLAC ), which is domiciled in Kansas. FLAC was incorporated on July 15, 1997 and capitalized with $1,200,000. On October 15, 1997, the Kansas Insurance Department ( KID ) granted FLAC a Certificate of Authority. On December 10, 1998, the Company provided FLAC with an additional $1,800,000 of capital. In 2000 and 2001, the Company contributed an additional $250,000 and $450,000 of capital, respectively. This has resulted in total capitalization of $3,700,000. Insurance operations commenced on November 19, 1998. Prior to the commencement of insurance operations, the Company was in the developmental stage.

The  various insurance products currently being marketed by FLAC are as follows:

First American 2000 is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which the policyholder is entitled to policy benefits without making future payments. The product combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from age 0 (30 days) to 20 and 66 to 80 are ten pay policies and issue ages from 21 to 65 are twenty pay policies. Premium payments are split between life and annuity based on percentages established in the product design. First year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

Golden Eagle Whole Life is available on a simplified issue or graded death benefit basis. The simplified issue product is issued from age 50 to 85 with death benefit coverage ranging from a minimum of $2,500 to a maximum of $25,000. The graded death benefit product is issued from age 50 to 80 with death benefit coverage ranging from a minimum of $2,000 to a maximum of $10,000. The policy includes a living benefit rider that pays the actuarial present value of death benefit upon terminal illness or nursing home confinement. Premiums are level for life and vary by risk class, sex and issue age.

First Step is a juvenile term product issued from age 0(30 days) to age 15. Coverage is sold in units. One unit, consisting of a single premium payment of $100 purchases $5,000 of death benefit coverage, while two units, consisting of a single premium payment of $200 purchases $10,000 of coverage. The product contains a conversion provision allowing it to be converted to a whole life policy prior to age 21.

FLAT 10 (First Life Affordable Term) is a ten year term product issued from age 20 to 70. It has a re-entry provision allowing the current insured to re-qualify prior to each ten year period. The re-qualification is essentially re-underwriting including medical exams and inspections to determine if the risk has changed or remained the same. The policy expires automatically at age 95.

First Guard 10 is a ten year term product renewable to age 70 and convertible to age 60. Renewable means the policy is kept inforce as long as the premiums are paid, but the rates do change each 10 year period. Convertible means that prior to age 60 the policy can be converted to a permanent plan of insurance, whole life or universal life, but not term. The product is issued from age 18 to 60. The policy includes an accelerated death benefit rider. This rider provides that in the event that certain ailments or medical conditions strike, a 25% or 50% of the base policy coverage could be paid. The maximum benefit under this rider is $250,000. Payment of an accelerated benefit does reduce the future death benefit.

The Company formed First Capital Venture Inc. ( FCVI ), a venture capital subsidiary in October of 1998. FCVI has yet to be capitalized.

The Company helped form First Computer Services, LLC. ("FCS"), a Kansas partnership in June of 2001. FCS owns the computer hardware and software that runs the Company's policy administration, underwriting, claim processing, and accounting functions. During December of 2001, FCS was capitalized with $230,389, of which 50% was contributed by the Company.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ( GAAP ), which for FLAC, differ from statutory accounting practices prescribed or permitted by the KID.

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

Management  s  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. As more information becomes known, actual results could differ from those estimates.

Investments

The Company classifies all of its fixed maturity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost which approximates fair value. Notes receivable are reported at unpaid principal balance, net of allowance for uncollectible amounts. Short-term investments consist of investments with original maturities of three months to one year and are carried at cost which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income. Investments in related parties are reported at cost (see Note 5).

Property  and  Equipment

Property and equipment, including the home office building (see Note 6), are carried at cost less accumulated depreciation. Accumulated depreciation on equipment is calculated using the 200% declining balance method over the estimated useful life of the respective assets. Accumulated depreciation on equipment at December 31, 2001 and 2000, respectively, is $79,723 and $42,860. Accumulated depreciation on the office building and land improvements is calculated using the straight-line method. Accumulated depreciation of the office building and land improvements at December 31, 2001 is $50,254.

Office  Lease

The Company is currently located in the new office building at 1303 SW First American Place, Topeka, Kansas 66604. During 2001, the Company terminated the previous office lease. Rent expense incurred under this previous agreement for the years ended December 31, 2001, 2000 and 1999 totaled $16,995, $37,788, and $33,517, respectively.

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

Liability  for  Policy  Claims

Policy  claim  liabilities  are  based  on  reported  death  claims.

Policyholder  Premium  Deposits

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

Reinsurance

Estimated reinsurance receivables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

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

Net  Earnings  (Loss)  Per  Common  Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each year. The weighted average outstanding common shares was 5,294,418, 5,387,767, and 3,046,043 for the years ended December 31, 2001, 2000 and 1999, respectively.

Comprehensive  Income

SFAS No. 130 requires unrealized gains and losses on the Company s available-for-sale securities to be included in other comprehensive income.

3.  INVESTMENTS

The amortized cost and fair value of investments in fixed maturities at December 31, 2001 and 2000 are summarized as follows:



                                            Gross        Gross
                              Amortized   Unrealized   Unrealized      Fair
'December 31, 2001:              Cost        Gains       Losses       Value
-------------------           ----------  -----------  -----------  ----------
U.S. Government Agency        $3,879,669  $   112,151  $     3,171  $3,988,649
Corporate bonds                4,343,779      195,249       11,776   4,527,252
Certificates of Deposit           90,000            -            -      90,000
                              ----------  -----------  -----------  ----------
Total                         $8,313,448  $   307,400  $    14,947  $8,605,901


December 31, 2000:
U.S. Government Agency        $2,898,553  $    84,248  $         -  $2,982,801
Corporate bonds                2,764,743      136,665        2,389   2,899,019
Certificates of Deposit          360,000            -            -     360,000
                              ----------  -----------  -----------  ----------
Total                         $6,023,296  $   220,913  $     2,389  $6,241,820

The amortized cost and fair value of fixed maturities at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                        Amortized Cost   Fair Value
                                        --------------   -----------
Due in one year or less                 $             -  $         -
Due after one year through five years         3,860,963    4,129,653
Due after five years through ten years        4,452,485    4,476,248
                                        ---------------  -----------
                                        $     8,313,448  $ 8,605,901

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities which have a fair value of $2,291,249 and $1,785,831 at December 31, 2001 and 2000, respectively, which are on deposit with various state insurance departments.

During 2001, the Company had gross realized investment gains of $26,746. Investment gains were $1,251 and $0 during 2000 and 1999, respectively. Gross realized investment losses totaled $2,162, $2,159 and $0 in 2001, 2000 and 1999, respectively. These realized gains and losses during 2001 were the result of the sale of available for sale fixed maturity investments.

During July of 2000, advances to agents in the amount of $60,053 were converted to notes receivable to be collected over a three year period with a 9.5% annual interest rate. These notes included $41,054 of balances due from agents previously deemed to be uncollectible and expensed in prior years. A corresponding allowance for bad debts of $41,054 was established. During 2001 and 2000, payments of $44,270 and $0, respectively were received on the notes. Notes receivable, net of the valuation allowance of $4,406, is $0 at December 31, 2001.

The carrying value of short-term investments approximates their fair value. At December 31, 2001 and 2000 the fair value of short-term investments was $2,286,095 and $4,437,280, respectively.

Interest income consists of interest earned on notes receivable, policy loans, available-for-sale securities and short-term investments, which include certificates of deposit.

Following are the components of net investment income for the years ended December 31, 2001, 2000 and 1999:

                                      Years ended December 31,
                                  -------------------------------
                                    2001       2000       1999
                                  --------   --------   ---------
Fixed maturities                  $482,201   $324,086   $ 18,079
Notes receivables                    3,065      2,581          -
Short-term and other investments   218,936    388,667    530,723
Gross investment income            704,202    715,334    548,802
Investment expenses                 (3,299)   (16,089)    (4,812)
                                  --------   --------   ---------
Net investment income             $700,903   $699,245   $543,990

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

5.  INVESTMENTS  IN  RELATED  PARTIES

On June 20, 2000, the Company purchased, through a private placement, 168,000 shares of the common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $16,800. At December 31, 2001, MCC had raised $850,000 from the sale of private placement shares and $1,120,100 from public offering shares. MCC has registered a West Virginia intrastate public offering of $12,000,000. After MCC's private placement and public offerings are complete, the Company will own 3.05% of the outstanding common stock. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Michael N. Fink, who is the Company's Chairman of the Board, will also serve as a Co-Chairman of the Board for MCC.

On August 16, 2001, the Company purchased, through a private placement, 250,000 shares of the common stock of Arkansas Security Capital Corporation ("ASCC") of Springdale, Arkansas for $25,000. At December 31, 2001, ASCC had raised $239,000 from the sale of private placement shares. ASCC will conduct another private placement of $600,000 in March of 2002. ASCC then plans to register an Arkansas intrastate public offering of $12,000,000. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom. Rickie D. Meyer, who is the Company's President, will also serve as a Co-Chairman of the Board for ASCC.

During  2001,  the  Company purchased a 50% interest in First Computer Services,
LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation. As of December 31, 2001, the carrying value of the FCS investment was $108,776. This amount represents an initial investment of $115,195 reduced by a net operating loss of $6,419. Selected financial data for FCS is listed below.

     Total Assets:                  $217,552
     Total Liabilities:                    -
     Total Liabilities and Equity:   217,552
                                    ---------
     Loss from Operations:           (12,838)

6.  PROPERTY  AND  EQUIPMENT

During 1999, the Company acquired approximately six and one-half acres of land, located in Topeka, Kansas for $325,169. A 20,000 square foot building has been constructed on approximately one-half of this land. Costs incurred to date at December 31, 2001 totaled $2,963,004, of which $357,675 was related to land cost and preparation, and $2,605,329 was related to building construction. Also included in total property of $2,963,004 is $37,810 of capitalized interest costs incurred on the construction loan. An additional $274,564 related to land cost and preparation has been reclassified to real estate held for investment.

On May 1, 2001, the Company relocated its home office to the newly constructed building. Effective July 1, 2001 , 10,000 square feet of office space has been leased for five years. The remaining 2,500 square feet that is available for lease is being leased on a month-to-month basis.

The components of property and equipment as of December 31, 2001 and 2000 are as follows:

                                         2001         2000
                                      -----------  -----------
     Property (home office building)  $2,963,004   $1,247,740
     Less: Accumulated depreciation      (50,254)           -
     Net Property                      2,912,750    1,247,740

     Equipment                           227,320       78,642
     Less: Accumulated depreciation      (79,723)     (42,860)
     Net equipment                       147,597       35,782
                                      -----------  -----------
     Property and equipment, net      $3,060,347   $1,283,522

7.  FEDERAL  INCOME  TAXES

The Company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial five years of existence. Federal income tax expense for the years ended December 31, 2001, 2000, and 1999 consisted of the following:

                                                            Years ended December 31,
                                                          -----------------------------
                                                            2001      2000      1999
                                                          --------  --------  ---------
             Current                                      $  7,703  $  9,764  $ (1,198)
             Deferred                                      143,692   126,978   155,850
                                                          --------  --------  ---------
             Federal income tax expense                   $151,395  $136,742  $154,652

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in 2001 and 34% in 2000 and 1999 as follows:

                                                            Years ended December 31,
                                                        ------------------------------
                                                          2001       2000       1999
                                                        ---------  ---------  --------
Federal income tax expense (benefit) at statutory rate  $(70,502)  $ 99,240   $  4,776
Small life insurance company deduction                   (29,936)   (30,118)         -
Increase in valuation allowance                          254,674     83,561    187,869
Surtax exemptions                                         (9,650)   (10,315)         -
Other                                                      6,809     (5,626)   (37,993)
                                                        ---------  ---------  ---------
Federal income tax expense                              $151,395   $136,742   $154,652

Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company s net deferred tax liability are as follows:


                                                              December 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  ----------
Deferred tax liability:
  Due and deferred premiums                             $   19,488   $  15,936
  Deferred policy acquisition costs                        554,006     362,525
  Net unrealized investment gains                          102,996      74,298
                                                        ----------   ----------
Total deferred tax liability                               676,490     452,759

Deferred tax asset:
  Policy reserves                                          131,447      82,446
  Reinsurance premiums                                      11,250       8,910
  Net operating loss carry forward                         889,591     634,917
  Alternative minimum tax credit carry forward               1,198       1,198
Total deferred tax asset                                 1,033,486     727,471
Valuation allowance                                       (890,789)   (636,115)
                                                        -----------  ----------
Net deferred tax asset                                     142,697      91,356
                                                        ----------   ----------
Net deferred tax liability                              $  533,793   $ 361,403
                                                        ==========   ==========

The Company has net operating loss carry forwards of approximately $2,541,589 expiring in 2011 through 2021. These net operating loss carry forwards are not available to offset FLAC income. FLAC has alternative minimum tax credit carry forwards of $1,198, which have no expiration date. Federal income taxes paid were $20,000 in 1999. There were no taxes paid in 2001 and 2000.

8.  NOTE  PAYABLE

On July 20, 2001, the Company borrowed $2 million from Columbian Bank and Trust Company secured by its home office building (See Note 6). The note will mature on July 15, 2016. The note is payable in 120 monthly payments of $18,000 each and 59 monthly payments of $18,444 each and a final payment of the balance due. The lender may, when an increase occurs in the interest rate, increase the amount of the monthly payment or increase the number of payments required. Interest is payable monthly based on the 5-year T-Bill rate (4.40% at the date of the loan) plus a margin of 2.60 percentage points. The interest rate will be recomputed at the end of 5 years and 10 years based on the current 5-year T-Bill rate at that time. The company has paid interest of $93,634 related to this note during 2001.
Required  future  principle  payments  are  as  follows:

          Principal
            Year        Payment
         -----------   ---------
         2002             78,484
         2003             84,257
         2004             90,086
         2005             97,081
         2006            104,223
   Thereafter          1,513,197
                      ----------
        Total          1,967,328

9.  SHAREHOLDERS  EQUITY  AND  STATUTORY  ACCOUNTING  PRACTICES

FLAC prepares its statutory-basis financial statements in accordance with statutory accounting practices ( SAP ) prescribed or permitted by the KID. Currently, prescribed statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners ( NAIC ) Accounting Practices and
Procedures  Manual  and  a  variety  of  other  NAIC  publications.   Permitted
statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles ( Codification ). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to FLAC s statutory-basis financial statements.

Net income for 2001, 2000, and 1999 and capital and surplus at December 31, 2001, 2000, and 1999 for the Company s insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows:

                                         GAAP                      SAP
                              ------------------------   ------------------------
                               Net Income   Capital and  Net Income   Capital and
                               (loss)       Surplus      (loss)        Surplus
                              -----------  ------------  ----------    ----------
2001                           381,230    4,922,152      17,465        3,698,742

2000                           400,907    4,046,552      68,787        3,252,279

1999                           263,432    3,317,886     (100,572)      2,880,773

Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP;
c) statutory asset valuation reserves are not required for GAAP; and d) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders equity for GAAP.

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

10.  REINSURANCE

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Business Men's Assurance Company of America ( BMA ) of Kansas City, Missouri, as well as Optimum Re Insurance Company of Dallas, Texas, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum of $50,000 on any one insured. Currently, insurance ceded to Optimum Re Insurance Company is limited to the 10-year term policies. At December 31, 2001, 2000 and 1999, respectively, FLAC had ceded amounts totaling $31,878,00, $24,259,688 and $8,755,634 of ordinary business and $31,027,000,
$26,520,000  and  $17,100,000  of  accidental  death  benefit  risk

Pursuant to the terms of the agreement with BMA, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as Reinsurance premiums payable in the accompanying balance sheet and recognized as Reinsurance premiums ceded in the accompanying income statement. At December 31, 2001 and 2000, respectively, the unpaid reinsurance premiums net of amortization totaled $32,142 and $28,561. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk. During 2001, 2000 and 1999, respectively, FLAC paid $73,492, $37,446 and $653 of reinsurance premiums.

11.  RELATED  PARTY  TRANSACTIONS

Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement are underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC s business. The agreement is in effect until either party provides ninety days written notice of termination. Under the agreement, FLAC pays monthly fees based on life premiums delivered by FLAC. The percentages are 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums, 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC retains general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent s health insurance. Pursuant to the terms of the agreement, FLAC had incurred expenses of $704,151, $562,686 and $275,375 for the years ended December 31, 2001, 2000 and 1999, respectively.

Effective January 1, 2002, FLAC entered into a new service agreement with the Company. Under the terms of the agreement, the Company provides personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees. Services performed pursuant to the agreement are underwriting, claim processing, accounting, policy processing and other services necessary for FLAC to operate. The agreement is effective until either party provides 90 days written notice of termination. FLAC pays fees equal to the Company's cost pf providing such services, including an appropriate allocation of the Company's overhead expenses, in accordance with generally accepted accounting principles FLAC still bears all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including the cost of any life or health insurance; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness;

costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC.

The Company has contracted with First Alliance Corporation ( FAC ) of Lexington, Kentucky to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company pays fees based on a percentage of delivered premiums of FLAC. The percentages are 5.5% for first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums, and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $142,785, $117,246, and $60,531 of fees during 2001, 2000, and 1999, respectively. FAC is also a shareholder of the Company.

During  2001,  the  Company purchased a 50% interest in First Computer Services,
LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. Rick Meyer and Mike Donnelly, officers of the Company, are also officers of FCS. The Company's initial investment in FCS was $115,195. FAC owns the remaining 50% of FCS. Refer to Note 5 for further information on the FCS investment.

12.  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed  Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 2001 and 2000, respectively, the fair value of fixed maturities was $8,605,901 and $6,241,820, respectively.

Short-term  Investments

The carrying value of short-term investments approximates their fair value. At December 31, 2001 and 2000 the fair value of short-term investments was $2,286,095 and $4,437,280, respectively.

Cash  and  Cash  Equivalents

The carrying values of cash and cash equivalents approximate their fair values. At December 31, 2001 and 2000, the fair value of cash and cash equivalents was $463,363 and $832,485, respectively.

Policy  Loans

The carrying value of policy loans approximates their fair value. At December 31, 2001 and 2000, the fair value of policy loans was $33,178 and $5,990, respectively.

Investments  in  Related  Parties

The Company holds investments in related parties of $150,576 and $16,800 at December 31, 2001 and 2000, respectively. Of these amounts, $41,800 and $16,800 represent organizer shares purchased in the initial private placement of the respective entity at December 31, 2001 and 2000, respectively . These investments are restricted under Rule 144 of the Act. There are no quoted market prices for these investments. These investments are carried at cost in the accompanying consolidated balance sheets.

The remaining $108,776 at December 31, 2001 represents the Company's investment in First Computer Servcies, LLC ("FCS"). The company uses the equity method to account for this investment. Refer to Note 5 for more information.

Notes  Receivable

The  carrying  value  of  notes  receivable  approximates  their fair value.  At
December 31, 2001 and 2000, the fair value of notes receivable was $0 and $30,262, respectively.

13.  COMPREHENSIVE  INCOME

In 1998, the Financial Accounting and Standards Board SFAS No. 130, Reporting Comprehensive Income. SFAS 130 requires the detail of comprehensive income for the reporting period be disclosed in the financial statements. Comprehensive income consists of net income or loss for the current period adjusted for income, expenses gains and losses that are reported as a separate component of shareholders equity rather than in the statement of operations. The financial statements have been prepared in accordance with SFAS 130.

The components of comprehensive income (loss) along with the related tax effects are presented for 2001, 2000, and 1999.

                                                          2001       2000        1999
                                                       ---------  ---------  -----------
Unrealized gain on available-for-sale securities:
  Unrealized holding gain (loss) during the period     $  75,751   $254,589   $ (36,065)
  Tax benefit (expense)                                  (28,700)   (86,560)     12,262
                                                       ----------  ---------  ----------
Other comprehensive income                             $  47,051   $168,029   $ (23,803)


Net income (loss)                                      $(352,828)  $155,139   $(140,604)
  Other comprehensive income (loss) net of
    tax effect:
    Unrealized investment gain (loss)                     47,051    168,029     (23,803)
                                                       ----------  --------  -----------
Comprehensive income (loss)                            $(305,778)  $323,168   $(164,407)

Net income (loss) per common share-basic and diluted   $   (0.06)  $   0.06   $   (0.03)

14.  SEGMENT  INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, become effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a management approach (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of December 31, 2001, 2000 and 1999 and for the years then ended is as follows:

                                                       Years ended December 31,
                                               ----------------------------------------
                                                   2001          2000          1999
                                               -----------  ------------  -------------
Revenues
  Life and annuity insurance operations         $ 2,704,352   $ 2,181,628   $ 1,243,323
  Corporate operations                              514,796       482,187       390,954
                                                -----------   -----------   ------------
    Total                                       $ 3,219,148   $ 2,663,815   $ 1,634,277


Income/(loss) before income taxes:
  Life and annuity insurance operations         $   532,626   $   537,649   $   418,084
  Corporate operations                             (734,059)     (245,768)     (404,036)
                                                ------------  ------------  ------------
    Total                                       $  (201,433)  $   291,881   $    14,048


Depreciation and amortization expense:
  Life and annuity insurance operations         $   459,124   $   565,869   $   234,522
  Corporate operations                               87,698        15,666        14,916
                                                -----------   -----------   ------------
    Total                                       $   546,822   $   581,535   $   249,438


Assets:
  Life and annuity insurance operations         $ 8,795,709   $ 6,024,504   $ 4,255,380
  Corporate operations                            8,444,254     8,356,250     8,125,955
                                                ----------    -----------   ------------
    Total                                       $17,239,963   $14,380,754   $12,381,335
                                                ===========   ===========   ============