Form 10QSB
period 2002-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2002-05-14
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

[  X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT  OF  1934
           For  the  quarterly  period  ended  March  31,2002.

[    ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE SECURITIES
           EXCHANGE  ACT  OF  1934
           For  the  transition  period  from    to
..


                        Commission file number : 0-25679


                         FIRST AMERICAN CAPITAL CORPORATION
              (Exact Name of small business issuer in its charter)


        Kansas                                     48-1187574
--------------------------          ------------------------------------------
(State  of  incorporation)          (I.R.S.  Employer  Identification  Number)

1303  S.W.  First  American  Place   Topeka,  Kansas  66604
------------------------------------------------------------
(Address  of  principal  executive  offices)


Issuer's  telephone  number        (785) 267-7077
---------------------------        ---------------





State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common  Stock,  $.10  Par  Value  -  5,273,985  shares  as  of  May  1,  2002


Transitional  Small  Business  Disclosure Format (check one):  Yes [   ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                          INDEX  TO  FORM  10-QSB

Part  I.     FINANCIAL  INFORMATION
Page  Numbers


Item  1.  Financial  Statements:


Condensed  Consolidated  Balance  Sheets  as  of  March  31,  2002
     and  December  31,  2001                                                 3

Condensed  Consolidated  Statements  of  Operations  for  the
     three  months  ended  March  31,  2002  and  2001                        5

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
     three  months  ended  March  31,  2002  and  2001                        6

Notes  to  Condensed  Consolidated  Financial  Statements                     8

Management's  Discussion  and  Analysis  or Plan of Operation                15


Part  II.

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures
----------

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  March 31,   December 31,
ASSETS                                                              2002          2001
                                                                ============   ============
                                                                (Unaudited)
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $8,399,223
            in 2002 and $8,313,448 in 2001)                      $ 8,578,396    $ 8,605,901
      Investments in real estate                                     274,564        274,564
      Policy loans                                                    42,836         33,178
      Notes receivable (net of valuation allowance
            of $3,491 in 2002 and $4,406 in 2001)                     25,000              -
      Short-term investments                                       1,851,945      2,286,095
                                                                 ------------  ------------
Total investments                                                 10,772,741     11,199,738

Cash and cash equivalents                                          1,396,119        463,363
Investments in related parties                                       145,797        150,576
Accrued investment income                                            178,493        181,719
Accounts receivable                                                  158,266        104,447
Accounts receivable from affiliate                                   126,987        124,881
Deferred policy acquisition costs (net of accumulated
     amortization of $1,312,986 in 2002 and $1,259,744 in 2001)    2,274,842      1,928,820
Property and equipment (net of accumulated depreciation
     of $162,775 in 2002 and $129,977 in 2001)                     3,039,261      3,060,347
Other assets                                                          41,169         26,072
                                                                 ------------  ------------
Total assets                                                     $18,133,675  $  17,239,963
                                                                ============   ============

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                 March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                2002           2001
                                                                ============   =============
                                                                (Unaudited)
Policy and contract liabilities:
     Annuity contract liabilities                               $ 1,798,543   $   1,424,118
     Life policy reserves                                         1,711,928       1,522,794
     Liability for policy claims                                          -               -
     Policyholder premium deposits                                  161,038         166,182
     Deposits on pending policy applications                        149,119         172,616
     Reinsurance premiums payable                                    37,153          32,142
                                                               -------------   -------------
Total policy and contract liabilities                             3,857,781       3,317,852

Commissions, salaries, wages and benefits payable                   125,606          84,038
Other liabilities                                                   366,803          28,395
Note payable                                                      1,947,758       1,967,328
Accounts payable to affiliate                                        15,974          18,022
Federal income taxes payable:
     Current                                                              -             613
     Deferred                                                       603,391         533,793
                                                               -------------   -------------
Total liabilities                                                 6,917,313       5,950,041



Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;          543,899         543,899
     5,438,985 shares issued and 5,273,985 shares outstanding
     in 2002 and 2001;
Additional paid in capital                                       12,328,617      12,328,617
Retained earnings - deficit                                      (1,528,207)     (1,529,613)
Accumulated other comprehensive income                              116,311         191,277
Less: treasury shares held at cost (165,000 shares in 2002
    and 2001)                                                      (244,258)       (244,258)
                                                               -------------   -------------
Total shareholders' equity                                       11,216,362      11,289,922
                                                               -------------   -------------
Total liabilities and shareholders' equity                     $ 18,133,675    $ 17,239,963
                                                               =============   =============
See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                    Three months ended
                                                                  March 31,      March 31,
                                                                    2002           2001
                                                               =============   =============
                                                               (Unaudited)      (Unaudited)
Revenues:
  Gross premium income                                           $  898,338      $  593,177
  Reinsurance premiums ceded                                        (34,545)        (24,795)
  Net premium income                                                863,793         568,382
  Net investment income                                             141,961         215,501
  Net realized gain on disposal of assets                                86               -
  Rental income                                                      70,544               -
  Other income                                                        1,062           3,080
                                                               -------------   -------------
    Total revenue                                                 1,077,446         786,963

Benefits and expenses:
  Increase in policy reserves                                       189,133         129,039
  Policyholder surrender values                                      27,521           7,630
  Interest credited on annuities and
    premium deposits                                                 32,005          12,747
  Death claims                                                            -          38,142
  Commissions                                                       301,470         148,407
  Policy acquisition costs deferred                                (399,264)       (186,796)
  Amortization of deferred policy acquisition costs                  53,242          55,762
  Salaries, wages, and employee benefits                            351,653         192,426
  Miscellaneous taxes                                                 7,399           4,370
  Administrative fees - related party                                42,849          35,729
  Other operating costs and expenses                                359,873         200,660
                                                               -------------   -------------
    Total benefits and expenses                                     965,881         638,116
                                                               -------------   -------------
Income before income tax expense                                    111,565         148,847

Income tax expense                                                  110,156          56,880
                                                               -------------   -------------
Net income                                                     $      1,409       $  91,967
                                                               =============   =============
Net income per common
  share - basic and diluted                                    $       0.00       $    0.02
                                                               =============   =============

See notes to condensed consolidated financial statements

                        FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      March 31,       March 31,
                                                                        2002            2001
                                                                    =============   =============
                                                                     (Unaudited)     (Unaudited)
Net income                                                           $      1,409    $     91,967
Adjustments to reconcile net income to net cash
provided by operating activities:
     Interest credited on annuities and premium deposits                   32,004          12,747
     Net realized investment gains                                            (86)              -
     Provision for depreciation and amortization                           32,798           3,977
     Equity loss in investment in affiliate                                 7,119               -
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                        11,187          (7,491)
     Interest credited to certificates of deposit balances                 (4,943)        (18,230)
     Realized net loss on disposal of assets                                    -          1,034
     Provision for deferred federal income taxes                          109,965          54,033
     Increase in prepaid administrative fees - related party                    -         (88,808)
     Decrease (increase) in accrued investment income                       3,226         (34,096)
     Increase in accounts receivable                                      (53,819)        (18,171)
     Increase in accounts receivable from affiliate                        (2,106)              -
     Increase in deferred policy acquisition costs, net                  (346,022)       (131,034)
     Increase in policy loans                                              (9,658)        (10,442)
     (Increase) decrease  in other assets                                 (15,097)          6,686
     Increase in policy reserves                                          189,134         129,039
     Increase in liability for policy claims                                    -          16,635
     Decrease (increase) in deposits on pending policy applications       (23,497)         99,774
     Increase (decrease) in reinsurance premiums payable                    5,011          (1,868)
     Increase in commissions, salaries, wages and  benefits payable        41,568          25,455
     Decrease in accounts payable to affiliate                             (2,048)        (18,047)
     Increase in other liabilities                                        337,794          26,904
                                                                     -------------   -------------
Net cash provided by operating activities                            $    313,939    $    140,064
                                                                     =============   =============


                       FIRST AMERICAN CAPITAL CORPORATION


                                                                      March 31,      March 31,
                                                                        2002           2001
                                                                    =============   =============
                                                                     (Unaudited)      (Unaudited)
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities                 $(1,057,848)   $ (1,731,814)
     Sale or maturity of available-for-sale fixed maturities             973,000         651,000
     Additions to property and equipment, net                            (11,712)       (744,679)
     Purchase of investments in affiliates                                (2,341)              -
     Changes in notes receivable, net                                    (25,000)          3,394
     Short-term investments (acquired) disposed, net                     425,011         646,629
                                                                    -------------   -------------
Net cash provided by (used in) investing activities                      301,110      (1,175,470)

FINANCING ACTIVITIES:
     Proceeds from note payable                                                -         695,855
     Payments on note payable                                            (19,570)              -
     Deposits on annuity contracts, net                                  344,827         295,573
     Purchase of treasury stock                                                -               0
                                                                    -------------   -------------
     Policyholder premium deposits, net                                   (7,550)         19,240
                                                                    -------------   -------------
Net cash provided by financing activities                                317,707       1,010,668
                                                                    -------------   -------------
Increase (decrease) in cash and cash equivalents                         932,756         (24,738)

Cash and cash equivalents, beginning of period                           463,363         832,485
                                                                    -------------   -------------
Cash and cash equivalents, end of period                             $ 1,396,119     $   807,747
                                                                    =============   =============


See notes to condensed consolidated financial statements.

                      FIRST AMERICAN CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the three month periods ended March 31, 2002 and 2001 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.


2.  INVESTMENTS  IN  RELATED  PARTIES


During  2001,  the  Company purchased a 50% interest in First Computer Services,
LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation. As of March 31, 2002, the carrying value of the FCS investment was $103,997. This amount represents total capital contributions of $117,534 reduced by the Company's $13,538 share of the cumulative operating losses to date. Selected financial data for FCS at March 31, 2002 and for the period ended March 31, 2002 is listed below.




           Total Assets:                  $207,993
           Total Liabilities:                    -
           Total Liabilities and Equity:   207,993
           Loss from Operations:           (14,238)

3.  DEBT

On February 12, 2002, the Company obtained a $300,000 line of credit from Bank of America. The line of credit expires on February 12, 2003 and interest is accrued on the outstanding principal balance at Bank of America's Prime Rate, which is currently 6.00%. The line of credit was obtained solely to secure the issuance of standby letters of credit by the Company's subsidiary, First Life America Corporation ("FLAC"). The standby letters of credit are used to guarantee reserve credits taken by FLAC's reinsurers in conjunction with reinsurance agreements. At March 31, 2002, FLAC has a $10,000 letter of credit secured by the line of credit agreement. FLAC has pledged bonds with a market value of $25,000 as collateral for the letter of credit. As of March 31, 2002, the Company has not borrowed against this line of credit and does not anticipate utilizing the line of credit.

4.  NET  EARNINGS  PER  COMMON  SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding was 5,273,985 and 5,303,860 at March 31, 2002 and March 31, 2001, respectively.

5.  FEDERAL  INCOME  TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


6.  RELATED  PARTY  TRANSACTIONS


Effective December 31, 1998, the Company entered into a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services to be performed pursuant to the service agreement were underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement was in effect until either party provided ninety days written notice of termination. Under the agreement, FLAC paid monthly fees based on life premiums delivered by FLAC. The percentages were 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums, 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC retained general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance.

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

Pursuant to the terms of the above agreements, FLAC had incurred expenses of $296,846 for the three months ended March 31, 2002 and $181,055 for the three months ended March 31, 2001.

During March of 2002, the Company loaned $25,000 to Arkansas Security Capital Corporation ("ASCC"). In exchange, the Company received a $25,000 promissory note bearing interest at 8% per annum The principal and interest is due on April 8, 2002.

7.  COMPREHENSIVE  INCOME

The components of comprehensive income along with the related tax effects for the three months ended March 31, 2002 and 2001 are as follows:


                                                                        Three months ended
                                                                      March 31         March 31
                                                                       2002             2001
                                                                    =============   =============

  Unrealized gain on available-for-sale securities:
    Unrealized holding gain (loss) during the period                $   (115,332)      $ 237,748
    Tax benefit (expense)                                                 40,365         (83,211)
                                                                    -------------   -------------
  Other comprehensive income                                        $    (74,967)      $ 154,537
                                                                    =============   =============

  Net income (loss)                                                 $      1,408       $  91,967
    Other comprehensive income (loss) net of
      tax effect:
      Unrealized investment gain (loss)                                  (74,967)        154,537
                                                                    -------------   -------------
  Comprehensive income (loss)                                       $    (73,559)      $ 246,504
                                                                    =============   =============
  Net income (loss) per common share-basic and diluted              $      (0.01)      $    0.05
                                                                    =============   =============

8.  SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is as follows:



                                                                         Three months ended
                                                                    March 31,         March 31,
                                                                        2002              2001
                                                                    =============   =============

Revenues
  Life and annuity insurance operations                              $   954,018    $    668,557
  Corporate operations                                                   123,428         118,406
                                                                    -------------   -------------
    Total                                                            $ 1,077,445    $    786,963
                                                                    =============   =============

Income (loss) before income taxes:
  Life and annuity insurance operations                              $   276,843    $    187,078
  Corporate operations                                                  (165,279)        (38,231)
                                                                    -------------   -------------
    Total                                                            $   111,564    $    148,847
                                                                    =============   =============

Depreciation and amortization expense:
  Life and annuity insurance operations                              $    53,242    $     55,762
  Corporate operations                                                    32,798           3,977
                                                                    -------------   -------------
    Total                                                            $    86,040    $     59,739
                                                                    =============   =============

Segment asset information as of March 31, 2002 and December 31, 2001.

                                                                         2002          2001
                                                                    =============   =============
Assets:
  Life and annuity insurance operations                             $  9,911,051    $  8,795,709
  Corporate operations                                                 8,222,624       8,444,254
                                                                    -------------   -------------
    Total                                                           $ 18,133,675    $ 17,239,963
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

Financial  Condition

Significant changes in the consolidated balance sheets from December 31, 2001 to March 31, 2002 are highlighted below.

Total assets increased from $17,239,963 at December 31, 2001 to $18,133,675 at March 31, 2002. The Company's available-for-sale fixed maturities had a fair value of $8,578,396 and amortized cost of $8,399,223 at March 31, 2002. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity.

Notes receivable increased to $25,000 at March 31, 2002 from $0 at December 31, 2001. This increase is due to the issuance of a note to Arkansas Security Capital Corporation. Refer to Note 6 for more information.

Several of the short-term investments held by the Company were either sold or matured during the thee months ended March 31, 2002, and the proceeds were converted to cash. This resulted in a $434,150 or 19% decrease in short-term investments.

Cash and cash equivalents increased from $463,363 at December 31, 2001 to $1,396,119 at March 31, 2002. The increase in cash is primarily a result of a $434,150 net change in short-term investments and $313,939 provided by operating activities. The remaining change of $184,667 is the result of other insurance operations. Refer to the statement of cash flows for more sources and uses of cash.

Accounts receivable increased (52%) from $104,447 at December 31, 2001 to $158,266 at March 31, 2002. The increase is due primarily to a $50,000 increase in amounts due from agents. These amounts are expected to be fully recoverable.

Deferred policy acquisition costs, net of amortization, increased 18% from $1,928,820 at December 31, 2001 to $2,274,842 at March 31, 2001 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and other fees incurred in the first policy year.

Liabilities increased to $6,917,313 at March 31, 2002 from $5,950,041 at December 31, 2001. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased $189,134 or 12% from 2001 to 2002. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death.

There was a 26% increase in the amount of $374,425 for annuity contract liabilities from December 31, 2001 to March 31, 2002. According to the design of FLAC's primary life insurance product, first year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first three months of 2002, annuity contract liabilities increased as additional policies reached the second policy year.

Other liabilities increased to $366,803 at March 31, 2002 from $28,395 at December 31, 2001. The increase of $338,408 is primarily due to the accrual of $316,323 due for the purchase of long term bonds.

Federal income taxes payable have increased 13% from $534,406 at December 31, 2001 to $603,391 at March 31, 2002. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC and on unrealized gains of fixed maturities.

Results  of  Operations

Revenues for the three months ended March 31, 2002 totaled $1,077,445 as compared to $786,963 for the same period of 2001. The increase is primarily due to an increase in net premium income of $295,411 resulting from the growth in the policyholder base. A decrease in net investment income of $73,502 was primarily a result of significantly lower investment yields. Rental income increased $70,544 due to the Company having no rental income during the same period of 2001.

Benefits and expenses for the three months ended March 31, 2002 totaled $965,881 as compared to $638,116 for the same period of 2001. The total increase in benefits and expenses are $327,765 or 51%. Other operating costs accounted for $159,213 of the total increase due to increases in depreciation, interest expense, building expenses, and advertising. Salaries and wages increased $159,227 during the same period of 2002 as a result of an increase in the number of employees. Commissions increased $153,063 during the same period of 2002 due to the increase in premium income and increased sales of the final expense product. FLAC began marketing the final expense product during the fourth quarter of 2001. Commission rates paid on first year premiums received on the final expense product are typically higher than those paid on the other products being marketed by FLAC. These increases are offset by an increase in the deferral of policy acquisition costs of $212,468.

Liquidity  and  Capital  Resources

During the quarters ended March 31, 2002 and 2001, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash provided by operating activities during the periods ended March 31, 2002 and 2001 totaled $306,819 and $140,064 respectively. Cash provided by growing insurance operations during these periods is the primary reason for the positive cash flows from operating activities. Growing insurance operations also provided a larger invested asset base in each period presented, which contributed to additional cash flows from cash collected on interest income from investments.

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


The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST  AMERICAN  CAPITAL  CORPORATION

 5/10/02          By:             /s/  Rickie  D.  Meyer
==============            ==========================================
    Date:                 Rickie  D.  Meyer,  President/Director

      5/10/02     By:     /s/  Phillip  M.  Donnelly
===============           ===========================================
    Date:                 Phillip  M.  Donnelly,  Secretary/Treasurer