Form 10QSB
period 2002-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2002-08-14
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark  One)

[  X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT  OF  1934
                 For  the  quarterly  period  ended  June  30,2002.

[    ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE SECURITIES
            EXCHANGE  ACT  OF  1934
              For  the  transition  period  from           to
..


                        Commission file number : 0-25679


                         FIRST AMERICAN CAPITAL CORPORATION
              ----------------------------------------------------
              (Exact Name of small business issuer in its charter)


            Kansas                           48-1187574
-----------------------------    ------------------------------------------
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


Common  Stock,  $.10  Par  Value  -  5,273,985  shares  as  of  August  1,  2002


Transitional  Small  Business  Disclosure Format (check one):  Yes [   ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                            INDEX  TO  FORM  10-QSB




Part  I.     FINANCIAL  INFORMATION                                Page  Numbers
-------      ----------------------                                -------------

Item  1.  Financial  Statements:


Condensed  Consolidated  Balance  Sheets  as  of  June  30,  2002
     and  December  31,  2001                                               3

Condensed  Consolidated  Statements  of  Operations  for  the
     three  months  ended  June  30,  2002  and  2001  and  for
the  six  months  ended  June  30,  2002  and  2001                         5

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
     six  months  ended  June  30,  2002  and  2001                         6

Notes  to  Condensed  Consolidated  Financial  Statements                   8

Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                               12


Part  II.

Item  4.  Submission  of  Matters  to  a  Vote  of  Shareholders

Item  6.  Exhibits  and  Reports  on  Form  8-K

Signatures
----------------

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                June 30,     December 31,
             ASSETS                                                                2002          2001
                                                                             ============    ============
                                                                             (Unaudited)
  Investments:
       Securities available for sale, at fair value:
              Fixed maturities (amortized cost, $9,015,364
              in 2002 and $8,313,448 in 2001)                                 $ 9,432,956   $   8,605,901
        Investments in real estate                                                274,564         274,564
        Policy loans                                                               47,432          33,178
        Notes receivable (net of valuation allowance
              of $3,010 in 2002 and $4,406 in 2001)                                30,000               -
        Short-term investments                                                  1,639,996       2,286,095
                                                                             ------------   -------------
  Total investments                                                            11,424,948      11,199,738

  Cash and cash equivalents                                                       764,675         463,363
  Investments in related parties                                                  145,950         150,576
  Accrued investment income                                                       180,880         181,719
  Accounts receivable                                                             232,101         104,447
  Accounts receivable from affiliate                                              131,080         124,881
  Deferred policy acquisition costs (net of accumulated
       amortization of $1,476,814 in 2002 and $1,259,744 in 2001)               2,474,676       1,928,820
  Property and equipment (net of accumulated depreciation
       of $195,872 in 2002 and $129,977 in 2001)                                3,010,193       3,060,347
  Other assets                                                                     60,838          26,072
                                                                             ------------   -------------
  Total assets                                                                $18,425,341   $  17,239,963
                                                                             ============    ============

                       FIRST AMERICAN CAPITAL CORPORATION




                                                                                June 30,     December 31,
       LIABILITIES AND SHAREHOLDERS' EQUITY                                        2002           2001
                                                                             ============    ============
                                                                             (Unaudited)
Policy and contract liabilities:
     Annuity contract liabilities                                            $ 2,117,949   $   1,424,118
     Life policy reserves                                                      1,954,189       1,522,794
     Liability for policy claims                                                      78               -
     Policyholder premium deposits                                               169,854         166,182
     Deposits on pending policy applications                                     161,539         172,616
     Reinsurance premiums payable                                                 39,221          32,142
                                                                             ------------   -------------
Total policy and contract liabilities                                          4,442,830       3,317,852

Commissions, salaries, wages and benefits payable                                112,198          84,038
Other liabilities                                                                 47,591          28,395
Note payable                                                                   1,928,594       1,967,328
Accounts payable to affiliate                                                     10,284          18,022
Federal income taxes payable:
     Current                                                                           -             613
     Deferred                                                                    734,511         533,793
                                                                             ------------   -------------
Total liabilities                                                              7,276,008       5,950,041

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;                       543,899         543,899
     5,438,985 shares issued and 5,273,985 outstanding
     in 2002 and 2001;
Additional paid in capital                                                    12,328,617      12,328,617
Retained earnings - deficit                                                   (1,750,847)     (1,529,613)
Accumulated other comprehensive income                                           271,922         191,277
Less: Treasury shares held at cost (165,000 shares in 2002
    and 2001)                                                                   (244,258)       (244,258)
                                                                             ------------   -------------
Total shareholders' equity                                                    11,149,333      11,289,922
                                                                             ------------   -------------
Total liabilities and shareholders' equity                                   $18,425,341   $  17,239,963
                                                                             ============    ============

See  notes  to  condensed  consolidated  financial  statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                    Three months ended            Six months ended
                                                                   June 30,       June 30,       June 30,       June 30,
                                                                    2002           2001           2002           2001
                                                                ============   ============   ============   ============
                                                                 (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues:
  Gross premium income                                           $  790,328     $  584,951     $ 1,688,666    $1,178,128
  Reinsurance premiums ceded                                        (33,434)       (27,148)        (67,979)      (51,943)
  Net premium income                                                756,894        557,803       1,620,687     1,126,185
  Net investment income                                             137,624        162,107         279,585       377,608
  Net realized (loss) gain on disposal of assets                    (16,391)         2,727         (16,305)        5,807
  Rental income                                                      70,544              -         141,088             -
  Other income                                                          (72)             -             990             -
                                                                ------------   ------------   ------------   ------------
    Total revenue                                                   948,599        722,637       2,026,045     1,509,600

Benefits and expenses:
  Increase in policy reserves                                       242,261        122,492        431,394        251,531
  Policyholder surrender values                                      10,128         12,053         37,649         19,683
  Interest credited on annuities and
    premium deposits                                                 38,720         17,768         70,725         30,515
  Death claims                                                        1,074         (2,142)         1,074         36,000
  Commissions                                                       263,212        194,112        564,682        342,519
  Policy acquisition costs deferred                                (363,662)      (253,366)      (762,926)      (440,162)
  Amortization of deferred policy acquisition costs                 163,828        113,617        217,070        169,379
  Salaries, wages, and employee benefits                            334,322        234,076        685,975        426,502
  Miscellaneous taxes                                                11,728          4,279         19,127          8,649
  Administrative fees - related party                                23,293         33,252         66,142         68,981
  Other operating costs and expenses                                399,009        351,323        758,882        551,983
                                                                ------------   ------------   ------------   ------------
    Total benefits and expenses                                   1,123,913        827,464      2,089,794      1,465,580
                                                                ------------   ------------   ------------   ------------
(Loss) income before income tax expense                            (175,314)      (104,827)       (63,749)        44,020
                                                                ------------   ------------   ------------   ------------
Income tax expense                                                   47,329         39,758        157,485         96,638
                                                                ------------   ------------   ------------   ------------
Net loss                                                        $  (222,643)   $  (144,585)   $  (221,234)    $  (52,618)
                                                                ============   ============   ============   ============
Net loss per common
  share - basic and diluted                                     $     (0.04)   $     (0.03)   $     (0.04)   $     (0.01)
                                                                ============   ============   ============   ============




See  notes  to  condensed  consolidated  financial  statements

                        FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                              June 30,         June 30,
                                                                                2002             2001
                                                                             ============    ============
                                                                              (Unaudited)    (Unaudited)
Net loss                                                                     $  (221,234)    $   (52,618)
Adjustments to reconcile net income to net cash
provided by operating activities:
     Interest credited on annuities and premium deposits                          70,725          32,581
     Net realized investment loss                                                 16,305           1,125
     Provision for depreciation and amortization                                  65,895          23,229
     Equity loss in investment in affiliate                                       14,431               -
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                               25,947         (12,114)
     Interest credited to certificates of deposit balances                        (6,301)        (36,181)
     Realized net loss on disposal of assets                                           -           1,034
     Provision for deferred federal income taxes                                 157,295          95,340
     Increase in prepaid administrative fees - related party                       -             (58,814)
     Decrease (increase) in accrued investment income                                839         (12,547)
     Increase in accounts receivable                                            (127,654)        (24,733)
     Increase in accounts receivable from affiliate                               (6,199)              -
     Increase in deferred policy acquisition costs, net                         (545,856)       (270,783)
     Increase in policy loans                                                    (14,254)        (23,403)
     Increase in other assets                                                    (34,766)        (22,675)
     Increase in policy reserves                                                 431,395         251,531
     Increase (decrease) in liability for policy claims                               78         (22,306)
     (Decrease) increase in deposits on pending policy applications              (11,077)        114,664
     Increase in reinsurance premiums payable                                      7,079          10,782
     Increase in commissions, salaries, wages and  benefits payable               28,160          35,506
     Decrease in accounts payable to affiliate                                    (7,738)        (15,410)
     Increase in other liabilities                                                18,582         381,313
                                                                             ------------    ------------
Net cash (used in) provided by operating activities                          $  (138,348)      $ 395,521

                                      -6-




                                                                                June 30,       June 30,
                                                                                  2002           2001
                                                                             ============    ============
                                                                              (Unaudited)     (Unaudited)
INVESTING  ACTIVITIES:
   Purchase of available-for-sale fixed maturities                          $ (2,236,577)   $ (3,003,042)
   Sale or maturity of available-for-sale fixed maturities                     1,517,300       1,198,262
   Additions to property and equipment, net                                      (15,741)     (1,804,615)
   Purchase of investments in affiliates                                          (9,807)              -
   Purchase of other investments                                                       -        (284,564)
   Changes in notes receivable, net                                              (30,000)           7,258
   Short-term investments (acquired) disposed, net                               626,439        1,646,400
                                                                             ------------    ------------
   Net cash used in investing activities                                        (148,386)     (2,240,301)

FINANCING  ACTIVITIES:
   Proceeds from note payable                                                          -        1,241,309
   Payments on note payable                                                      (38,734)               -
   Deposits on annuity contracts, net                                            627,896          492,762
   Purchase of treasury stock                                                          -                0
   Policyholder premium deposits, net                                             (1,116)          48,660
                                                                             ------------    ------------
   Net cash provided by financing activities                                     588,046        1,782,731
                                                                             ------------    ------------
Increase (decrease) in cash and cash equivalents                                 301,312         (62,049)
Cash and cash equivalents, beginning of period                                   463,363          832,485
                                                                             ------------    ------------
Cash and cash equivalents, end of period                                      $  764,675        $ 770,436
                                                                             ============    ============

See  notes  to  condensed  consolidated  financial  statements.

                       FIRST AMERICAN CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries ( the "Company") for the three month and the six month periods ended June 30, 2002 and 2001 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.  INVESTMENTS  IN  RELATED  PARTIES

During  2001,  the  Company purchased a 50% interest in First Computer Services,
LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation. As of
June 30, 2002, the carrying value of the FCS investment was $104,150. This amount represents total capital contributions of $125,000 reduced by the Company's $20,850 share of the cumulative operating losses to date. Selected financial data for FCS at June 30, 2002 and for the period ended June 30, 2002 is listed below.



                        Total Assets:                          $ 211,504
                        Total Liabilities:                         3,204
                        Total Liabilities and Equity:            211,504
                        Loss from Operations:                    (28,862)


3.  DEBT

On February 12, 2002, the Company obtained a $300,000 line of credit from Bank of America. The line of credit expires on February 12, 2003 and interest is accrued on the outstanding principal balance at Bank of America's Prime Rate. The line of credit was obtained solely to secure the issuance of standby letters of credit by the Company's subsidiary, First Life America Corporation ("FLAC"). The standby letters of credit are used to guarantee reserve credits taken by FLAC's reinsurers in conjunction with reinsurance agreements. At June 30, 2002, FLAC has a $10,000 letter of credit secured by the line of credit agreement.
FLAC has pledged bonds with a market value of $25,000 as collateral for the letter of credit. As of June 30, 2002, the Company has not borrowed against this line of credit and does not anticipate utilizing the line of credit.

4.  NET  EARNINGS  PER  COMMON  SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding was 5,273,985 for the three and six months ended June 30, 3002. For the three and six months ended June 30, 2001, the weighted average common shares outstanding was 5,303,860.

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

Effective January 1, 2002, FLAC entered into a new service agreement with the Company. Under the terms of the agreement, the Company provides personnel,
facilities,  and  services  incident  to  the  operations  of  FLAC.   Services
performed pursuant to the agreement are underwriting, claim processing, accounting, policy processing and other services necessary for FLAC to operate. The agreement is effective until either party provides ninety days written notice of termination. FLAC pays fees equal to the Company's cost of providing such services, including an appropriate allocation of the Company's overhead expenses, in accordance with accounting principles generally accepted in the United States of America. FLAC still bears all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including the cost of any life or health insurance; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC.

Pursuant to the terms of the above agreements, FLAC had incurred expenses of $626,754 and $346,514 for the six months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002 and 2001, FLAC incurred expenses of $329,908 and $165,459, respectively.

7.  COMPREHENSIVE  INCOME

The components of comprehensive income along with the related tax effects for the three months and the six months ended June 30, 2002 and 2001 are as follows:



                                                                    Three months ended            Six months ended
                                                                   June 30,       June 30,       June 30,       June 30,
                                                                    2002           2001           2002           2001
                                                                ============   ============   ============   ============
Unrealized gain on available-for-sale securities:
  Unrealized holding gain (loss) during the period              $   239,402   $      22,578     $ 124,070      $  (3,354)
  Tax expense                                                       (83,791)         (7,902)      (43,426)        (1,012)
                                                                ------------   ------------   ------------   ------------
Other comprehensive income (loss)                               $   155,611   $      14,676      $ 80,644     $   (4,366)
                                                                ============   ============   ============   ============
Net loss                                                        $  (222,643)  $    (144,585)  $  (221,234)   $   (52,618)
  Other comprehensive income (loss) net of
    tax effect:
    Unrealized investment gain (loss)                               155,611         14,676         80,644         (4,366)
                                                                ------------   ------------   ------------   ------------
Comprehensive loss                                              $   (67,032)   $  (129,909)   $  (140,590)   $   (56,984)
                                                                ============   ============   ============   ============
Net loss per common share-basic and diluted                     $     (0.01)   $     (0.02)   $     (0.03)   $     (0.01)
                                                                ============   ============   ============   ============

                                      -10-

8.  SEGMENT  INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of June 30, 2002 and December 31, 2001 and for the three months and the six months ended June 30, 2002 and 2001 is as follows:





                                                                     Three months ended        Six months ended
                                                                   June 30,       June 30,       June 30,       June 30,
                                                                    2002           2001           2002           2001
                                                                ============   ============   ============   ============
Revenues
  Life and annuity insurance operations                         $   840,390   $    614,891    $ 1,794,409    $ 1,283,448
  Corporate operations                                              108,209        107,746        231,636        226,152
                                                                ------------   ------------   ------------   ------------
    Total                                                       $   948,599    $   722,637    $ 2,026,045    $ 1,509,600
                                                                ============   ============   ============   ============


Income (loss) before income taxes:
  Life and annuity insurance operations                         $   (69,932)   $    72,654    $   206,911    $   259,731
  Corporate operations                                             (105,382)      (177,481)      (270,660)      (215,711)
                                                                ------------   ------------   ------------   ------------
    Total                                                       $  (175,314)   $  (104,827)   $   (63,749)   $    44,020
                                                                ============   ============   ============   ============


Depreciation and amortization expense:
  Life and annuity insurance operations                         $   163,828    $   113,617    $   217,070    $    169,379
  Corporate operations                                               33,097         19,252         65,895          23,229
                                                                ------------   ------------   ------------   ------------
    Total                                                       $   196,925    $   132,869    $   282,965    $    192,608
                                                                ============   ============   ============   ============


Segment asset information as of June 30, 2002 and December 31, 2001:

                                                                   2002             2001
                                                                ============   ============
Assets:
  Life and annuity insurance operations                         $10,246,328    $ 8,795,709
  Corporate operations                                            8,179,013      8,444,254
                                                                ------------   ------------
    Total                                                       $18,425,341    $17,239,963
                                                                ============   ============

                                      -11-

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

Financial  Condition

Significant changes in the consolidated balance sheets from December 31, 2001 to June 30, 2002 are highlighted below.

Total assets increased from $17,239,963 at December 31, 2001 to $18,425,341 at June 30, 2002. The Company's available-for-sale fixed maturities had a fair value of $9,432,956 and 8,605,901 at June 30, 2002 and December 31, 2001,
respectively. The increase of $827,055 is due to the sale or maturation of short-term investments which were reinvested into available for sale securities. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity.

Notes receivable increased to $30,000 at June 30, 2002 from $0 at December 31, 2001. This increase is due to the issuance of a note to an employee of the Company.

Short-term investments decreased from $2,286,095 at December 31, 2001 to $1,639,996 at June 30, 2002. Several of the short-term investments held by the Company were either sold or matured during the six months ended June 30, 2002, and the proceeds were converted to available-for-sale securities. This resulted in a $646,099 or 28% decrease in short-term investments.

Cash and cash equivalents increased from $463,363 at December 31, 2001 to $764,675 at June 30, 2002. The increase of $301,312 in cash is primarily a result of $627,896 received on deposit for annuity contracts. These deposits are offset by $138,348 used in operating and $148,386 used in investing activities. Refer to the statement of cash flows for more sources and uses of cash.

Accounts receivable increased 122% from $104,447 at December 31, 2001 to $232,101 at June 30, 2002. The increase is due primarily to a $85,245 increase in amounts due from agents and a $37,487 increase in due premiums. These amounts are expected to be fully recoverable.

Deferred policy acquisition costs, net of amortization, increased 28% from $1,928,820 at December 31, 2001 to $2,474,676 at June 30, 2002 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and other fees incurred in the first policy year.

Other assets increased 133% from $26,072 at December 31, 2001 to $60,838 at June 30, 2002. The increase is due to an increase in escrow deposits and prepaid expenses.

Liabilities increased to $7,276,008 at June 30, 2002 from $5,950,041 at December 31, 2001. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased $431,395 or 28% from 2001 to 2002. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death.

There was a 49% increase in the amount of $693,831 for annuity contract liabilities from December 31, 2001 to June 30, 2002. According to the design of FLAC's primary life insurance product, first year premiums payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first six months of 2002, annuity contract liabilities increased as additional policies reached the second policy year.

Federal income taxes payable have increased 37% from $534,406 at December 31, 2001 to $734,511 at June 30, 2002. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC and on unrealized gains of fixed maturities.

Results  of  Operations

Revenues for the six months ended June 30, 2002 totaled $2,026,045 as compared to $1,509,600 for the same period of 2001. The increase is primarily due to a 44% increase in net premium income of $494,502 resulting from the growth in the policyholder base. A decrease in net investment income of $98,023 was primarily a result of significantly lower investment yields. Rental income increased $141,088 due to the Company having no rental income during the same period of 2001.

Revenues for the three months ended June 30, 2002 totaled $948,599 as compared to $722,637 for the same period of 2001. The increase is primarily due to a 36% increase in net premium income of $199,091 resulting from the growth in the policyholder base. A decrease in net investment income of $24,483 was primarily a result of significantly lower investment yields. Rental income increased $70,544 due to the Company having no rental income during the same period of 2001.

Benefits and expenses for the six months ended June 30, 2002 totaled $2,089,794 as compared to $1,465,580 for the same period of 2001. The total increase in benefits and expenses are $624,214 or 43%. Other operating costs accounted for
$206,899 of the total increase due to increases in depreciation, interest expense, building expenses, travel, medical exam fees, and data processing. As a result of the growth in the policyholder base, the increase in policy reserves was $179,863 greater than the same period in 2001. Salaries and wages increased $259,473 as a result of an increase in the number of employees. Commissions increased $222,163 due to the increase in premium income and increased sales of the final expense product. FLAC began marketing the final expense product during the fourth quarter of 2001. Commission rates paid on first year premiums received on the final expense product are typically higher than those paid on the other products being marketed by FLAC.

Benefits and expenses for the three months ended June 30, 2002 totaled $1,123,913 as compared to $827,464 for the same period of 2001. The total increase in benefits and expenses are $296,449 or 36%. Other operating costs accounted for $47,686 of the total increase due to increases in depreciation, interest expense, building expenses, travel, medical exam fees, and data processing. As a result of the growth in the policyholder base, the increase in policy reserves was $119,769 greater than the same period in 2001. Salaries and wages increased $100,246 as a result of an increase in the number of employees. Commissions increased $69,100 due to the increase in premium income and increased sales of the final expense product. FLAC began marketing the final expense product during the fourth quarter of 2001. Commission rates paid on first year premiums received on the final expense product are typically higher than those paid on the other products being marketed by FLAC.

Liquidity  and  Capital  Resources

During the quarters ended June 30, 2002 and 2001, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash (used in) provided by operating activities during the periods ended June 30, 2002 and 2001 totaled ($138,348) and $395,521, respectively.

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

Part  II.

Item  4.     Submission  of  Matters  to  a  Vote  of  Shareholders

(a) The annual meeting of the stockholders was held June 3, 2002 at 8:00 a.m.
The purpose of the meeting was to elect directors and the approval of independent auditors for 2002.

(b) Individuals elected for a term of one year and the number of votes cast was as follows:




  Michael N. Fink      Number of votes cast for  2,364,487    ;  Withheld   9,850
  Rick D. Meyer        Number of votes cast for  2,364,737    ;  Withheld   9,600
  Phillip M. Donnelly  Number of votes cast for  2,356,887    ;  Withheld  17,450
  Danny N. Biggs       Number of votes cast for  2,364,337    ;  Withheld  10,000
  Paul E. Burke        Number of votes cast for  2,367,087    ;  Withheld   7,250
  Ed. C. Carter        Number of votes cast for  2,367,337    ;  Withheld   7,000
  Kenneth L. Frahm     Number of votes cast for  2,365,887    ;  Withheld   8,450
  John W. Hadl         Number of votes cast for  2,305,577    ;  Withheld  68,760
  Steve J. Irsik, Jr.  Number of votes cast for  2,364,937    ;  Withheld   9,400
  John G. Montgomery   Number of votes cast for  2,367,087    ;  Withheld   7,250
  Harland E. Priddle   Number of votes cast for  2,364,887    ;  Withheld   9,450
  Gary E. Yager        Number of votes cast for  2,367,337    ;  Withheld   7,000





Approval of the appointment of Kerber, Eck, & Braeckel, LLP as independent auditors for 2002.

  In Favor      2,359,287
  Against           4,650
  Abstain          10,400


Item  6.     Exhibits  and  Reports  on  Form  8-K


The Company did not file any reports on Form 8-K during the six months ended June 30, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST  AMERICAN  CAPITAL  CORPORATION


  8/13/02                      By:     /s/  Rickie  D.  Meyer
-------------                     ------------------------------------
Date:                              Rickie  D.  Meyer,  President/Director

 8/13/02                       By:     /s/  Phillip  M.  Donnelly
-------------                     ------------------------------------
Date:                             Phillip  M.  Donnelly,  Secretary/Treasurer