Form 10QSB
period 2002-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2002-11-15
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to                 .
                                       -------------------  -----------------


                        Commission file number: 0-25679
                                                -------


                       FIRST AMERICAN CAPITAL CORPORATION
                       ----------------------------------
              (Exact Name of small business issuer in its charter)


         Kansas                                          48-1187574
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


1303 S.W. First American Place   Topeka, Kansas 66604
-----------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number  (785) 267-7077
                           --------------




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock, $.10 Par Value - 4,676,485 shares as of November 1, 2002


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB



                                                                                                        Page Numbers
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2002
      and December 31, 2001.........................................................................            3

Condensed Consolidated Statements of Operations for the
      three months ended September 30, 2002 and 2001 and for
      the nine months ended September 30, 2002 and 2001.............................................            5

Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 2002 and 2001.................................................            6

Notes to Condensed Consolidated Financial Statements................................................            8

Management's Discussion and Analysis of Financial
      Condition and Results of Operations ..........................................................           12

Controls and Procedures.............................................................................           15

Part II.

Item 6. Exhibits and Reports on Form 8-K............................................................	         16

Signature...........................................................................................           17

Certifications......................................................................................           18

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,    December 31,
ASSETS                                                                 2002             2001
                                                                   -------------    -------------
                                                                   (Unaudited)
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $9,310,560
            in 2002 and $8,313,448 in 2001)                        $   9,930,240    $   8,605,901
      Investments in real estate                                         274,564          274,564
      Policy loans                                                        58,954           33,178
      Notes receivable (net of valuation allowance
            of $2,368 in 2002 and $4,406 in 2001)                         30,555               --
      Short-term investments                                             867,354        2,286,095
                                                                   -------------    -------------
Total investments                                                     11,161,667       11,199,738

Cash and cash equivalents                                                371,996          463,363
Investments in related parties                                           138,769          150,576
Accrued investment income                                                207,738          181,719
Accounts receivable                                                      254,647          104,447
Accounts receivable from affiliate                                            --          124,881
Deferred policy acquisition costs (net of accumulated
     amortization of $1,659,452 in 2002 and $1,259,744 in 2001)        2,748,295        1,928,820
Property and equipment (net of accumulated depreciation
     of $229,650 in 2002 and $129,977 in 2001)                         2,984,529        3,060,347
Other assets                                                              57,447           26,072
                                                                   -------------    -------------
Total assets                                                       $  17,925,088    $  17,239,963
                                                                   =============    =============

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                 September 30,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 2002              2001
                                                                 -------------     ------------
                                                                  (Unaudited)
Policy and contract liabilities:
     Annuity contract liabilities                                $   2,491,531     $  1,424,118
     Life policy reserves                                            2,108,584        1,522,794
     Liability for policy claims                                         3,014               --
     Policyholder premium deposits                                     250,151          166,182
     Deposits on pending policy applications                            78,326          172,616
     Reinsurance premiums payable                                       39,304           32,142
                                                                 -------------     ------------
Total policy and contract liabilities                                4,970,910         3,317,852

Commissions, salaries, wages and benefits payable                      159,782            84,038
Other liabilities                                                       77,095            28,395
Note payable                                                         1,909,080         1,967,328
Accounts payable to affiliate                                               --            18,022
Federal income taxes payable:
     Current                                                                --               613
     Deferred                                                          911,429           533,793
                                                                 -------------     -------------
Total liabilities                                                    8,028,296         5,950,041



Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;             543,899           543,899
     5,438,985 shares issued and 4,676,485 shares outstanding
     in 2002 and 5,273,985 shares outstanding in 2001;
Additional paid in capital                                          12,328,617        12,328,617
Accumulated deficit                                                 (1,993,143)       (1,529,613)
Accumulated other comprehensive income                                 402,902           191,277
Less: Treasury shares held at cost (762,500 shares in 2002          (1,385,483)         (244,258)
    and 165,000 shares 2001)
                                                                 -------------     -------------
Total shareholders' equity                                           9,896,792        11,289,922
                                                                 -------------     -------------
Total liabilities and shareholders' equity                       $  17,925,088     $  17,239,963
                                                                 =============     =============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended                   Nine months ended
                                                  September 30,     September 30,     September 30,     September 30,
                                                       2002              2001              2002              2001
                                                  -------------     -------------     -------------     -------------
                                                   (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Revenues:
        Gross premium income                      $     871,974     $     594,226     $   2,560,640     $   1,772,355
        Reinsurance premiums ceded                      (26,557)          (12,109)          (94,536)          (64,052)
                                                  -------------     -------------     -------------     -------------
        Net premium income                              845,417           582,117         2,466,104         1,708,303
        Net investment income                           168,261           167,349           447,846           544,956
        Net realized gain on disposal of assets          39,153             5,699            22,848             3,539
        Rental income                                    70,919            57,426           212,007            57,426
        Other income                                        254             3,430             1,244            11,396
                                                  -------------     -------------     -------------     -------------
             Total revenue                            1,124,004           816,021         3,150,049         2,325,620

Benefits and expenses:
        Increase in policy reserves                     154,396           151,053           585,790           402,584
        Policyholder surrender values                    13,992            17,000            51,641            36,683
        Interest credited on annuities and
             premium deposits                            46,993            22,325           117,718            52,840
        Death claims                                      3,013            11,250             4,087            47,250
        Commissions                                     391,461           236,282           956,143           578,800
        Policy acquisition costs deferred              (456,257)         (312,973)       (1,219,183)         (753,135)
        Amortization of deferred policy
             acquisition costs                          182,638           141,070           399,708           310,449
        Salaries, wages, and employee benefits          344,821           283,057         1,030,796           709,559
        Miscellaneous taxes                               7,462             4,583            26,589            13,231
        Administrative fees - related party             222,794            34,735           288,936           103,716
        Other operating costs and expenses              348,595           381,965         1,107,477           933,949
                                                  -------------     -------------     -------------     -------------
             Total benefits and expenses              1,259,908           970,347         3,349,702         2,435,926
                                                  -------------     -------------     -------------     -------------

Income before income tax expense                       (135,904)         (154,326)         (199,653)         (110,306)
                                                  -------------     -------------     -------------     -------------

Income tax expense                                       106,392           36,897           263,877           133,535
                                                  --------------    -------------     -------------     -------------

Net income                                        $     (242,296)   $    (191,223)    $    (463,530)    $    (243,841)
                                                  ==============    =============     =============     =============

Net income per common
        share - basic and diluted                 $        (0.05)   $       (0.04)    $       (0.09)    $       (0.05)
                                                  ==============    =============     =============     =============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      September 30,     September 30,
                                                                           2002              2001
                                                                      -------------     -------------
                                                                       (Unaudited)       (Unaudited)
Net loss                                                              $    (463,530)    $    (243,841)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
     Interest credited on annuities and premium deposits                     73,992            55,355
     Net realized investment loss                                           (22,848)           (4,574)
     Provision for depreciation and amortization                             99,673            53,319
     Equity loss in investment in affiliate                                  21,612                --
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                          40,348           (15,730)
     Interest credited to certificates of deposit balances                   (7,020)          (39,308)
     Realized net loss on disposal of assets                                     --             1,034
     Provision for deferred federal income taxes                            263,689           134,976
     Increase in prepaid administrative fees - related party                     --           (25,121)
     Increase in accrued investment income                                  (26,019)           (2,057)
     Increase in accounts receivable                                       (150,200)          (25,843)
     Decrease (increase) in accounts receivable from affiliate              124,881            (8,931)
     Increase in deferred policy acquisition costs, net                    (819,475)         (442,686)
     Increase in policy loans                                               (25,776)          (25,717)
     Increase in other assets                                               (31,375)          (50,180)
     Increase in policy reserves                                            585,790           402,584
     Increase (decrease) in liability for policy claims                       3,014           (22,306)
     (Decrease) increase in deposits on pending policy applications         (94,290)          129,612
     Increase in reinsurance premiums payable                                 7,162             1,287
     Increase in commissions, salaries, wages and benefits payable           75,744            56,109
     Decrease in accounts payable to affiliate                              (18,022)          (13,767)
     Increase in other liabilities                                           48,087           144,110
                                                                      -------------     -------------
Net cash (used in) provided by operating activities                   $    (314,563)    $      58,325

                       FIRST AMERICAN CAPITAL CORPORATION

                                                               September 30,     September 30,
                                                                    2002             2001
                                                               -------------     -------------
                                                                (Unaudited)       (Unaudited)
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities           $  (3,966,200)     $ (4,052,732)
     Sale or maturity of available-for-sale fixed maturities       2,983,351         1,550,865
     Additions to property and equipment, net                        (23,855)       (2,033,788)
     Purchases of real estate held for investment                         --          (274,564)
     Purchase of investments in affiliates                            (9,805)          (25,000)
     Changes in notes receivable, net                                (30,555)            9,675
     Short-term investments disposed, net                          1,392,343         2,414,682
                                                               -------------     -------------
Net cash provided by (used in) investing activities                  345,279        (2,410,862)

FINANCING ACTIVITIES:
     Proceeds from note payable                                           --         1,301,982
     Payments on note payable                                        (58,248)          (13,812)
     Deposits on annuity contracts, net                            1,001,476           666,254
     Purchase of treasury stock                                   (1,141,225)               --
     Policyholder premium deposits, net                               75,914            46,588
                                                               -------------     -------------
Net cash (used in) provided by financing activities                 (122,083)        2,001,012
                                                               -------------     -------------
Decrease in cash and cash equivalents                                (91,367)         (351,525)

Cash and cash equivalents, beginning of period                       463,363           832,485
                                                               -------------     -------------
Cash and cash equivalents, end of period                       $     371,996     $     480,960
                                                               =============     =============


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month and the nine month periods ended September 30, 2002 and 2001 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

2. INVESTMENTS IN RELATED PARTIES

During 2001, the Company purchased a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation. As of September 30, 2002, the carrying value of the FCS investment was $96,969. This amount represents total capital contributions of $125,000 reduced by the Company's $28,031 share of the cumulative operating losses to date. Selected financial data for FCS at September 30, 2002 and for the period ended September 30, 2002 is listed below.

        Total Assets:                      $ 193,938
        Total Liabilities:                         0
        Total Liabilities and Equity:        193,938
        Loss from Operations:                (43,225)

3. DEBT

On February 12, 2002, the Company obtained a $300,000 line of credit from Bank of America. The line of credit expires on February 12, 2003 and interest is accrued on the outstanding principal balance at Bank of America's Prime Rate. The line of credit was obtained solely to secure the issuance of standby letters of credit by the Company's subsidiary, First Life America Corporation ("FLAC"). The standby letters of credit are used to guarantee reserve credits taken by FLAC's reinsurers in conjunction with reinsurance agreements. At September 30, 2002, FLAC has a $10,000 letter of credit secured by the line of credit agreement. FLAC has pledged bonds with a market value of $25,000 as collateral for the letter of credit. As of September 30, 2002, the Company has not borrowed against this line of credit and does not anticipate utilizing the line of credit.


4. NET EARNINGS PER COMMON SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. For the three and nine months ended September 30, 2002, the weighted average common shares outstanding was 5,262,952 and 5,270,267, respectively. For the three and nine months ended September 30, 2001, the weighted average common shares outstanding was 5,303,860.

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

Pursuant to the terms of the above agreements, FLAC had incurred expenses of $1,017,328 and $515,800 for the nine months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002 and 2001, FLAC incurred expenses of $390,574 and $169,286, respectively.

Effective September 30, 2002 the Company acquired 525,000 shares of its common stock held by First Alliance Corporation ("FAC"), an insurance company based in Lexington, Kentucky, for an aggregate purchase price of $1,002,750. In conjunction with the agreement to repurchase the stock, the Company also acquired 72,500 shares of its common stock held by six individuals associated with FAC for an aggregate purchase price of $138,475. In a related agreement, the Company and FAC agreed to terminate an Administration Agreement between the parties through which the Company received administrative, reporting and underwriting services from FAC. Termination of the Administration Agreement occurred by the Company making a lump-sum payment of $212,000 to FAC on September 30, 2002. This amount represents the present value of fees earned by FAC under the Administration Agreement which would otherwise have been payable over time. These agreements effectively severe FAC's financial interest in the Company.

7. COMPREHENSIVE INCOME

The components of comprehensive income along with the related tax effects for the three months and the nine months ended September 30, 2002 and 2001 are as follows:

                                                           Three months ended                  Nine months ended
                                                    September 30,     September 30,     September 30,     September 30,
                                                         2002              2001              2002              2001
                                                    -------------     -------------     -------------     -------------
Unrealized gain on available-for-sale securities:
     Unrealized holding gain during the period      $     201,504     $     222,886     $     325,574     $     219,532
     Tax expense                                          (70,526)          (78,010)         (113,952)          (79,022)
                                                    -------------     -------------     -------------     -------------
Other comprehensive income                          $     130,978     $     144,876     $     211,622     $     140,510
                                                    =============     =============     =============     =============
Net loss                                            $    (242,296)    $    (191,223)    $    (463,530)    $    (243,841)
     Other comprehensive income net of
          tax effect:
          Unrealized investment gain                      130,978           144,876           211,622           140,510
                                                    -------------     -------------     -------------     -------------
Comprehensive loss                                  $    (111,318)    $     (46,347)    $    (251,908)    $    (103,331)
                                                    =============     =============     =============     =============
Net loss per common share-basic and diluted         $       (0.02)    $       (0.01)    $       (0.05)    $       (0.02)
                                                    =============     =============     =============     =============

8. SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of September 30, 2002 and December 31, 2001 and for the three months and the nine months ended September 30, 2002 and 2001 is as follows:

                                                       Three months ended                  Nine months ended
                                                September 30,     September 30,     September 30,     September 30,
                                                     2002              2001              2002             2001
                                                -------------     -------------     -------------     -------------
Revenues
        Life and annuity insurance operations   $     949,254     $     665,416     $   2,743,663     $   1,948,864
        Corporate operations                          174,750           150,605           406,386           376,756
                                                -------------     -------------     -------------     -------------
             Total                              $   1,124,004     $     816,021     $   3,150,049     $   2,325,620
                                                =============     =============     =============     =============


Loss before income taxes:
        Life and annuity insurance operations   $      43,099     $     121,938     $     250,010     $     381,669
        Corporate operations                         (179,003)         (276,264)         (449,663)         (491,975)
                                                -------------     -------------     -------------     -------------
             Total                              $    (135,904)    $    (154,326)    $    (199,653)    $    (110,306)
                                                =============     =============     =============     =============


Depreciation and amortization expense:
        Life and annuity insurance operations   $     182,638     $     141,070     $     399,708     $     310,449
        Corporate operations                           33,778            30,090            99,673            53,319
                                                -------------     -------------     -------------     -------------
             Total                              $     216,416     $     171,160     $     499,381     $     363,768
                                                =============     =============     =============     =============


Segment asset information as of September 30, 2002 and December 31, 2001:

                                                    2002           2001
                                                ------------   ------------
Assets:
        Life and annuity insurance operations   $ 11,095,132   $  8,795,709
        Corporate operations                       6,829,956      8,444,254
                                                ------------   ------------
             Total                              $ 17,925,088   $ 17,239,963
                                                ============   ============

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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2001 to September 30, 2002 are highlighted below.

Total assets increased from $17,239,963 at December 31, 2001 to $17,925,088 at September 30, 2002. The Company's available-for-sale fixed maturities had a fair value of $9,930,240 and $8,605,901 at September 30, 2002 and December 31, 2001,
respectively. The increase of $1,324,339 is due to the sale or maturation of short-term investments which were reinvested into available for sale securities. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity.

Notes receivable increased to $30,555 at September 30, 2002 from $0 at December 31, 2001. This increase is due to the issuance of a note to an employee of the Company.

Short-term investments decreased from $2,286,095 at December 31, 2001 to $867,354 at September 30, 2002. Several of the short-term investments held by the Company were either sold or matured during the nine months ended September 30, 2002, and the proceeds were converted to available-for-sale securities. This resulted in a $1,418,741 or 62% decrease in short-term investments.

Cash and cash equivalents decreased $91,367 from $463,363 at December 31, 2001 to $371,996 at September 30, 2002. The decrease in cash is primarily the result of $1,141,225 being used to repurchase common stock for treasury, offset by $1,001,476 received on deposit for annuity contracts. Refer to the statement of cash flows for more sources and uses of cash.

Accounts receivable increased 144% from $104,447 at December 31, 2001 to $254,647 at September 30, 2002. The increase is due primarily to a $92,725 increase in amounts due from agents and a $50,311 increase in due premiums. These amounts are expected to be fully recoverable.

Accounts receivable from affiliate decreased from $124,881 at December 31, 2001 to $0 at September 30, 2002 due to the termination of the Administration Agreement between FACC and First Alliance Corporation ("FAC"). FACC paid the present value of the future payments to FAC which was offset by the balance that FAC owed FACC.

Deferred policy acquisition costs, net of amortization, increased 42% from $1,928,820 at December 31, 2001 to $2,748,295 at September 30, 2002 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and other fees incurred in the first policy year.

Other assets increased 120% from $26,072 at December 31, 2001 to $57,447 at June 30, 2002. The increase is primarily due to an increase in escrow deposits of $31,375 and prepaid expenses of $6,188.

Liabilities increased to $8,028,296 at September 30, 2002 from $5,950,041 at December 31, 2001. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased $585,790 or 38% from 2001 to 2002. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death.

There was a 75% increase in the amount of $1,067,413 for annuity contract liabilities from December 31, 2001 to September 30, 2002. According to the design of FLAC's primary life insurance product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first nine months of 2002, annuity contract liabilities increased as additional policies reached the second policy year.

Policyholder premium deposits increased 51% to $250,151 at September 30, 2002 from $166,182 at December 31, 2001 due to $105,880 in new deposits, $8,056 in interest credited, and $29,966 in withdrawals.

Deposits on pending policy applications decreased from $172,616 at December 31, 2001 to $78,326 at September 30, 2002 because of the increased efficiency of the underwriting department in acceptance or denial of policies.

There was an increase of $75,744 in commissions, salaries, wages and benefits payable from the December 31, 2002 balance of $84,038 to the September 30, 2002 balance of $159,782. The increase is attributable to an increase in the number of employees and the timing factors associated with payroll dates.

Federal income taxes payable have increased 71% from $534,406 at December 31, 2001 to $911,429 at September 30, 2002. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC and on unrealized gains of fixed maturities.

Results of Operations

Revenues for the nine months ended September 30, 2002 totaled $3,150,049 as compared to $2,325,620 for the same period of 2001. The increase is primarily due to a 44% increase in net premium income of $757,801 resulting from the growth in the policyholder base. A decrease in net investment income of $97,110 was primarily a result of significantly lower investment yields. Rental income increased $154,581 when compared to September 30, 2001 due to the Company having rental income only during the third quarter in 2001.

Revenues for the three months ended September 30, 2002 totaled $1,124,004 as compared to $816,021 for the same period of 2001. The increase is primarily due to a 45% increase in net premium income of $263,300 resulting from the growth in the policyholder base. Rental income increased $13,493 due to the Company's lease agreements with its tenants not beginning until August of 2001.

Benefits and expenses for the nine months ended September 30, 2002 totaled $3,349,702 as compared to $2,435,926 for the same period of 2001. The total increase in benefits and expenses is $913,776 or 38%. Other operating costs accounted for $173,528 of the total increase due to increases in depreciation, interest expense, building expenses, travel, medical exam fees, and data processing. As a result of the growth in the policyholder base, the increase in policy reserves was $183,206 greater than the same period in 2001. Salaries and wages increased $321,237 as a result of an increase in the number of employees. Commissions increased $377,343 due to the increase in premium income and increased sales of the Final Expense product. FLAC began marketing the Final Expense product during the fourth quarter of 2001. Commission rates paid on first year premiums received on the Final Expense product are typically higher than those paid on the other products being marketed by FLAC. Administration fees increased $185,220 when compared to the same period in 2001 due the termination of the management agreement with FAC.

Benefits and expenses for the three months ended September 30, 2002 totaled $1,259,908 as compared to $970,347 for the same period of 2001. The total increase in benefits and expenses is $289,561 or 30%. Salaries and wages increased $61,764 as a result of an increase in the number of employees. Commissions increased $155,179 due to the increase in premium income and increased sales of the Final Expense product. FLAC began marketing the Final Expense product during the fourth quarter of 2001. Commission rates paid on first year premiums received on the Final Expense product are typically higher than those paid on the other products being marketed by FLAC. Administration fees increased $188,059 due to the termination of the management agreement with FAC.

Liquidity and Capital Resources

During the quarters ended September 30, 2002 and 2001, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash (used in) provided by operating activities during the periods ended September 30, 2002 and 2001 totaled ($314,563) and $58,325, respectively.

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

		   CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified inthe rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes  in  Internal  Controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

Part II.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits.  The following exhibit was filed with this report

   Exhibit No.			Description of Exhibit
  -------------        	     ------------------------
     99.1           CEO Certification pursuant to 18 USC 1350,
					dated November 13, 2002

b) A Form 8-K dated September 19, 2002 was filed relating to Item 5 - Other Events. The form disclosed the termination of the Administration Agreement between First American Capital Corporation and First Alliance Corporation and the purchase of First American Capital Corporation common stock owned by First Alliance Corporation and six individuals associated with First Alliance Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


Date: 11/13/02              By: /s/ Rickie D. Meyer
      --------              ---------------------------------------
                      Rickie D. Meyer, President/Chief Executive Officer

					   CERTIFICATIONS

I, Rickie D. Meyer, certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of First American Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	(a) 	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b) 	evaluated the effectiveness of the registrant's disclosure
            controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

	(c) 	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

	(a) 	all significant deficiencies in the design or operation of the
		internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b) 	any fraud,whether or not material, that involves management or
		other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 13, 2002 		/s/ Rickie D. Meyer
-----------------------     ------------------------
					    Rickie D. Meyer,
					    President / Chief Executive Officer

				EXHIBIT 99.1
			CERTIFICATION PURSUANT
		    TO 18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO
       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First American Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I,
Rickie D. Meyer, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. 	The Report fully complies with the requirements of Section 13(a) or
	15(d) of the Securities Exchange Act of 1934; and

2. 	To my knowledge, the information contained in the Report fairly
	presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date November 13, 2002 		/s/ Rickie D. Meyer
-----------------------       ----------------------
					    Rickie D. Meyer,
				    President / Chief Executive Officer