Form 10QSB/A
period 2002-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2002-11-27
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                          FORM 10-QSB/A AMENDMENT NO. 1


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


1303 S.W. First American Place   Topeka, Kansas 66604
-----------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number  (785) 267-7077
                           --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock, $.10 Par Value - 4,676,485 shares as of November 1, 2002


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB



                                                                                                        Page Numbers
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2002
      and December 31, 2001.........................................................................            3

Condensed Consolidated Statements of Operations for the
      three months ended September 30, 2002 and 2001 and for
      the nine months ended September 30, 2002 and 2001.............................................            5

Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 2002 and 2001.................................................            6

Notes to Condensed Consolidated Financial Statements................................................            8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ........................................................           12

Item 3. Controls and Procedures.....................................................................           15

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................................................	         16

Signature...........................................................................................           17

Certifications......................................................................................           18

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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
                                                ============   ============

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

ITEM 3.		   CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls  and  Procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes  in  Internal  Controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

Part II.

OTHER INFORMATION

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


Date: 11/27/02              By: /s/ Rickie D. Meyer
      --------              ---------------------------------------
                                    Rickie D. Meyer,
                            President and Chief Executive Officer/
				    Assistant Treasurer and Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date November 27, 2002 		/s/ Rickie D. Meyer
-----------------------     ------------------------
					    Rickie D. Meyer,
					    President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date November 27, 2002 		/s/ Rickie D. Meyer
-----------------------     ------------------------
					    Rickie D. Meyer,
			            Assistant Treasurer and Chief Financial Officer

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

Date November 13, 2002 		/s/ Rickie D. Meyer
-----------------------       ----------------------
					    Rickie D. Meyer,
				    President and Chief Executive Officer/
			          Assistant Treasurer and Chief Financial Officer