Form 10KSB
period 2002-12-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2003-03-31
CIK 1082084

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2002.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to                .
                                   ----------------  ----------------

                        Commission file number : 0-25679
                                                 -------

                       FIRST AMERICAN CAPITAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


        Kansas                                        48-1187574
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


1303 SW First American Place, Topeka, KS  66604
-----------------------------------------------
(Address of principal executive offices)

Issuer's telephone number

                                 (785) 267-7077
                               -------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $4,159,148

State the aggregate market value of the voting equity held by non-affiliates:
Of the 5,449,578 shares of common stock of the registrant issued and 4,687,078 shares of common stock of the registrant outstanding as of March 19, 2003, 3,649,078 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.10 Par Value - 4,687,078 shares as of March 19, 2003. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS


Part I.
                                                                                               Page
Item  1. Description of Business ............................................................    3
Item  2. Description of Property ............................................................    8
Item  3. Legal Proceedings ..................................................................    9
Item  4. Submission of Matters to a Vote of Security Holders ................................    9

Part II.

Item  5. Market for Common Equity and Related Stockholder Matters ...........................    9
Item  6. Management's Discussion and Analysis or Plan of Operation ..........................   10
Item  7. Financial Statements ...............................................................   15
Item  8. Changes In and Disagreements With Accountants on Accounting and Financial
         Disclosure .........................................................................   15

Part III.

Item  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act ..................................   15
Item 10. Executive Compensation .............................................................   19
Item 11. Security Ownership of Certain Beneficial Owners and Management .....................   20
Item 12. Certain Relationships and Related Transactions .....................................   21
Item 13. Exhibits and Reports on Form 8-K ...................................................   22
Item 14. Controls and Procedures ............................................................   23

Signatures ..................................................................................   24
Certifications ..............................................................................   26
Index to exhibits ...........................................................................   28

PART I

Item 1.  Description of Business

First American Capital Corporation (the "Company") was incorporated on July 10, 1996 for the purpose of forming, owning and managing life insurance companies. The Company sold 2,120,000 shares at $.10 per share to its organizing shareholders in August of 1996 for total proceeds of $212,000. Also, in September, 1996, the Company sold 600,000 shares of its common stock for $1.00 per share in a separate private placement. The initial capital was used to fund the Company's efforts to register a $12,500,000 intra-state public offering with the Office of the Kansas Securities Commissioner. Included in the registration was a 10% over-sale provision. On March 11, 1996 the Office of the Kansas Securities Commissioner declared the registration statement effective.

On January 11, 1999, the Company completed the intra-state public stock offering raising approximately $13,750,000 of capital which included a 10% over-sale of $1,250,000. The Company capitalized the life insurance subsidiary, First Life America Corporation ("FLAC") with $3,250,000 of the proceeds from the stock sale. The venture capital subsidiary, First Capital Venture, Inc., was formed in October of 1998; however, it has not yet been capitalized. The remainder of the proceeds will provide additional capital for the life insurance subsidiary or for the possible acquisition of life insurance or insurance related company(s) or provide working capital.

First American Capital Corporation

The primary segment of the Company's operations is life insurance and annuities. Accordingly, a significant portion of revenue will be generated by the Company's wholly owned life insurance subsidiary, FLAC. Additional income is provided in the form of investment and rental income. The Company has contracted with FLAC to provide services which are incident to the operations of FLAC. This service agreement was revised effective January 1, 2002.

The Company contracted with First Alliance Corporation ("FAC") of Lexington, Kentucky to provide accounting services for FLAC. Under the terms of the service agreement, the Company paid fees based on a percentage of delivered premiums of FLAC. The percentages were 5.5% of first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums; 1% of fifth year premiums, and 1% for years six through ten for ten pay policies and .5% in years six through twenty for twenty pay policies. Pursuant to the agreement, the Company incurred $288,936, $142,785, and $117,246 of fees during 2002, 2001 and
2000, respectively.

Effective September 30, 2002 the Company acquired 525,000 shares of its common stock held by FAC for an aggregate purchase price of $1,002,750. In conjunction with the agreement to repurchase the stock, the Company also acquired 72,500 shares of its common stock held by six individuals associated with FAC for an aggregate purchase price of $138,475. In a related agreement, the Company and FAC agreed to terminate the management agreement between the parties through which the Company received administrative, reporting and underwriting services from FAC. Termination of the agreement occurred by the Company making a lump-sum payment of $212,000 to FAC on September 30, 2002. This amount represented the present value of fees earned by FAC under the agreement which would otherwise have been payable over time. These agreements effectively severed FAC's financial interest in the Company.

First Life America Corporation

On October 15, 1997, FLAC received a certificate of authority from the Kansas Insurance Department to transact life and annuity business in the state of Kansas. On November 19, 1998, life insurance operations commenced. Under the provisions of accounting principles generally accepted in the United States of America, FLAC has $5,190,658 of capital and surplus as of December 31, 2002, and is wholly owned by the Company. FLAC has contracted with the Company for policy administration and data processing services as discussed below.

Administration

During 2001 and 2000, the Company was party to a service agreement with FLAC. Under the terms of the agreement, the Company provided personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees. Services performed pursuant to the agreement were underwriting, claim processing, accounting, policy processing and other services necessary for FLAC to operate. The agreement was effective until either party provided 90 days written notice of termination. Under this agreement, FLAC paid fees based on a percentage of first year and renewal premiums delivered by FLAC. Delivered premium is defined as premium received on new written business which has been underwritten by FLAC and the policy accepted by the policy owner upon delivery by the agent. The percentages under the contract were 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums; 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. If at any time FLAC's annual premiums on new business were to exceed $5,000,000, the provisions of the agreement were to be tolled until the agreement had been resubmitted to the Kansas Insurance Department for approval. FLAC incurred the cost of all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC was responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC.

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

Products of FLAC

The various insurance products currently being marketed by FLAC are as follows:

First American 2000 is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which time the policyholder is entitled to policy benefits without making future payments. The product combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from age 0 (30 days) to 20 and 66 to 80 are ten pay policies and issue ages from 21 to 65 are twenty pay policies. Premium payments are split between life and annuity based on percentages established in the product design. First year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

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

First Step is a juvenile term product issued from age 0 (30 days) to age 15. Coverage is sold in units. One unit, consisting of a single premium payment of $100 purchases $5,000 of death benefit coverage, while two units, consisting of a single premium payment of $200 purchases $10,000 of coverage. The product contains a conversion provision allowing it to be converted to a whole life policy prior to age 21.

FLAT 10 (First Life Affordable Term) is a ten year term product issued from age 20 to 70. It has a re-entry provision allowing the current insured to re-qualify prior to each ten year period. The re-qualification is essentially re-underwriting including medical exams and inspections to determine if the risk has changed or remained the same. The policy expires automatically at age 95.

First Guard 10 is a ten year term product renewable to age 70 and convertible to age 60. Renewable means the policy is kept inforce as long as the premiums are paid, but the rates do change each 10 year period. Convertible means that prior to age 60 the policy can be converted to a permanent plan of insurance. The product is issued from age 18 to 60. The policy includes an accelerated death benefit rider. This rider provides that in the event that certain ailments or medical conditions strike, a 25% or 50% of the base policy coverage could be paid. The maximum benefit under this rider is $250,000. Payment of an accelerated benefit does reduce the future death benefit.

SPDA is a single premium deferred annuity that is offered by the Company in Kansas only. Additional deposits are subject to maximum and minimum restrictions. The contract is issued as a conventional deferred annuity that meets Federal requirements for tax deferred accumulation of interest. The current interest rate credited is 4.75% and is subject to change at management's discretion.

Product Marketing and Sales

FLAC is using the same face-to-face marketing techniques for its life insurance products as the Company did for its public stock offering. The marketing plan is designed in its entirety around the Company's stockholder base, which provides an excellent referral system for FLAC product sales.

After FLAC develops a substantial policyholder base in Kansas, marketing efforts are expected to expand into additional states. This expansion will depend largely on many factors, one of which is being admitted to do business in these states. As of March 19, 2003, approval has been granted to FLAC in the states of Illinois, Kansas, Nebraska, North Dakota, Ohio, Oklahoma, Texas and Kentucky. Due to the uncertainties involved, management cannot reasonably estimate the time frame of marketing expansion to any new states.

FLAC's insurance operations commenced on November 19, 1998 on a limited basis for test marketing of the initial insurance product. Full scale marketing commenced on January 11, 1999. The agency force involved in selling the public offering was licensed through FLAC to sell the life insurance products. FLAC continually recruits and trains new agents.

Insurance Inforce

The following table provides certain information about FLAC's volume of life insurance coverage inforce for each of the last three years:


Amounts of Insurance(1)                 (shown in thousands)

                                   2002          2001          2000
                                 ----------    ----------    ----------
Beginning of year                $  112,302    $   83,277    $   39,536

Issued during year                   54,827        46,962        53,953

Reinsurance assumed                   5,821         1,280            --

Revived during year                   1,512           167           280

Lapse, surrender and decreased      (19,885)      (19,384)      (10,492)
                                 ----------    ----------    ----------

In-force end of year             $  154,577    $  112,302    $   83,277
                                 ==========    ==========    ==========

(1) Excludes accidental death benefits of $36,508, $31,027, and $26,520 in 2002, 2001, and 2000, respectively.

Reinsurance

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Business Men's Assurance Company of America ("BMA") of Kansas City, Missouri, as well as Optimum Re Insurance Company ("Optimum Re") of Dallas, Texas, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum of $50,000 on any one insured. In the event that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk. According to the reinsurance agreements, there are generally no premiums due on first year business.

Effective April 1, 2001, FLAC entered into an Automatic Retrocession Pool Agreement (the "Reinsurance Pool") with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re's retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC's maximum exposure on any one insured under the Reinsurance Pool is $50,000.

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

Governmental Regulation

FLAC is subject to regulation and supervision by the Kansas Insurance Department ("KID"). The insurance laws of Kansas give KID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

Kansas has enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, the Company and FLAC have registered as a holding company system pursuant to the laws of the state of Kansas.

Federal Income Taxation

The Life Insurance Subsidiary is taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code") Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35%. The Code currently requires capitalization and amortization over a five to ten year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. These provisions apply to life, health, and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

Financial Information Relating to Industry Segments

Financial information related to specific segments of the Company's business are presented below. All sales of life insurance by FLAC are to unaffiliated customers.

                                                          Years ended December 31,

                                                   2002            2001            2000
                                                ------------    ------------    ------------
Revenues
        Life and annuity insurance operations   $  3,712,523    $  2,704,352    $  2,181,628
        Corporate operations                         446,625         514,796         482,187
                                                ------------    ------------    ------------
             Total                              $  4,159,148    $  3,219,148    $  2,663,815
                                                ============    ============    ============


Income (loss) before income taxes:
        Life and annuity insurance operations   $    480,628    $    532,626    $    537,649
        Corporate operations                        (625,386)       (734,059)       (245,768)
                                                ------------    ------------    ------------
             Total                              $   (144,758)   $   (201,433)   $    291,881
                                                ============    ============    ============


Depreciation and amortization expense:
        Life and annuity insurance operations   $    423,210    $    459,124    $    565,869
        Corporate operations                         134,999          87,698          15,666
                                                ------------    ------------    ------------
             Total                              $    558,209    $    546,822    $    581,535
                                                ============    ============    ============


Assets:
        Life and annuity insurance operations   $ 12,090,507    $  8,795,709    $  6,024,504
        Corporate operations                       6,656,009       8,444,254       8,356,250
                                                ------------    ------------    ------------
             Total                              $ 18,746,516    $ 17,239,963    $ 14,380,754
                                                ============    ============    ============

Employees

As of December 31, 2002, the Company had 17 full time and no part time employees.

Item 2.  Description of Property

The Company owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. The remaining land, including improvement costs, is classified as real estate held for investment. On May 1, 2001, the Company relocated its home office facilities to the newly constructed building. The Company occupies approximately 7,500 square feet of the building and the remaining 12,500 square feet is leased. The Company leases approximately 2,500 square feet on a month to month basis that is cancelable providing that the lessor or lessee give the other party written notice 60 days prior to termination of the lease. The remaining 10,000 square feet is leased under a 10 year inclusive non cancelable lease that commenced on July 1, 2001 and will end on June 30, 2011. The lessee may terminate this lease after 5 years, on or after June 30, 2006 upon 90 days notification in writing to the lessor.

A $2 million note from Columbian Bank and Trust Company was obtained to finance the home office building. The note will mature on July 15, 2016. The note is payable in 120 monthly payments of $18,000 each and 59 monthly payments of $18,444 each and a final payment of the balance due. The lender may, when an increase occurs in the interest rate, increase the amount of the monthly payment or increase the number of payments required. Interest is payable monthly based on the 5-year T-Bill rate (4.40% at the date of the loan) plus a margin of 2.60 percentage points.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

(a.)     Market Information

The Company's common stock became tradeable on October 11, 1999. The common stock is not listed on any stock exchange. Trading of the Company's common stock in the over-the-counter market is limited and sporadic and an established public market does not exist.

(b.)     Holders

As of March 19, 2003, there are approximately 4,961 shareholders of record of the Company's outstanding common stock.

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

Financial Position

Significant changes in the consolidated balance sheets from 2001 to 2002 are highlighted below.

Total assets increased from $17,239,963 at December 31, 2001 to $18,746,516 at December 31, 2002. The Company's available-for-sale fixed maturities had a fair value of $10,760,529 and amortized cost of $10,096,482 at December 31, 2002. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in shareholders' equity. Several of the short-term investments held by the Company in 2001 were either sold or matured and the proceeds were used to purchase investments in available-for-sale fixed maturity investments with higher yields during 2002. This change caused a $1,869,294 decrease (82%) in short-term investments and an increase of $2,154,628 (25%) in the Company's fixed maturities portfolio from 2001 to 2002.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio between U.S. Government agency and corporate bonds. Investing in certificates of deposit further minimizes credit risk. As a result, management believes that significant concentrations of credit risk do not exist.

After completion of the construction of the office building, the Company has classified the unused portion of the land and the related improvement costs to real estate held for investment. At December 31, 2002 and 2001, the balance of this account was $274,564.

Cash and cash equivalents decreased from $463,363 at December 31, 2001 to $400,062 at December 31, 2002. Refer to the statement of cash flows for uses and sources of cash during 2002.

Investments in related parties decreased $19,027 from $150,576 at December 31, 2001 to $131,549 at December 31, 2002. This decrease is due to the Company's 50% (or $28,832) share of First Computer Services, LLC ("FCS") net loss from operations and a capital contribution of $9,805. FCS owns the computer hardware and software that runs the Company's policy administration, underwriting, claim processing, and accounting functions. First Alliance Corporation ("FAC") owns the remaining 50% interest in FCS.

Accounts receivable increased $217,974 from $104,447 at December 31, 2001 to $322,421 at December 31, 2002. The change is primarily due to an increase in amounts due from agents that have been advanced commissions on production of the Final Expense product as well as an increase in due premiums from last year.

Accounts receivable from affiliate decreased $124,881 from $124,881 at December 31, 2001 to $0 at December 31, 2002. The receivable, which was due from FAC, was attributable to the Company funding FAC's investment in FCS.

Deferred policy acquisition costs, net of amortization, increased 65% from $1,928,820 at December 31, 2001 to $3,186,587 at December 31, 2002 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions.

Property and equipment decreased to $2,952,046 at December 31, 2002 from $3,060,347 at December 31, 2001. The decrease is due to depreciation and amortization expense.

Liabilities increased to $8,851,559 at December 31, 2002 from $5,590,041 at December 31, 2001. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased approximately $786,065 (52%) between 2001 and 2002. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions.

There was an increase in the amount of $1,464,844 (103%) for annuity contract liabilities from 2001 to 2002. According to the design of FLAC's primary life insurance product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In 2002, annuity contract liabilities increased as additional policies reached the second policy year and the renewal policy base grew larger.

The liability for policy claims increased $78,671 from $0 at December 31, 2001 to $78,671 at December 31, 2002. The increase was due to unpaid claims at December 31, 2002.

Deposits on pending policy applications increased to $197,013 at December 31, 2002 from $172,616 at December 31, 2001. Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from year to year are due to the timing of approval and delivery of the new business.

Policyholder premium deposits increased $53,447 (32%) from $166,182 at December 31, 2001 to $219,629 at December 31, 2002. Premium deposits have grown as the amount of insurance inforce has grown.

In accordance with existing reinsurance agreements, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as "reinsurance premiums payable" in the balance sheet and as "reinsurance premiums ceded" in the income statement. The change in reinsurance premiums payable between 2001 and 2002 was an increase of $7,744.

Note payable has decreased $78,484 to $1,888,844 at December 31, 2002 from $1,967,328 at December 31, 2001. The decrease is the portion of each payment that has been applied to the principal amount of the note. During 2002 interest expense for the note was $143,227.

Deferred federal income taxes payable increased to $1,066,390 at December 31, 2002 from $533,793 at December 31, 2001. Federal income taxes payable are primarily due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC and on unrealized gains of fixed maturities.

Results of Operations

Significant components of revenues include life insurance premiums, net of reinsurance, and net investment income. The following table provides information concerning net premium income for the years ended December 31, 2002, 2001, and 2000:

                                            2002           2001           2000
                                         -----------    -----------    -----------
Whole life insurance:
     First year                          $ 1,815,415    $ 1,365,755    $ 1,419,335
     Renewal                               1,595,160      1,034,091        560,747
Term insurance:
     First year                                4,524         11,814          8,993
     Renewal                                  15,729          8,871             --
     Single premium                           10,580         30,386             --
                                         -----------    -----------    -----------

Gross premium income                       3,441,407      2,450,917      1,989,075
Reinsurance premiums assumed                   1,077             15             --
Reinsurance premiums ceded                  (111,624)       (78,203)       (54,162)
                                         -----------    -----------    -----------

Net premium income                       $ 3,330,860    $ 2,372,729    $ 1,934,913
                                         ===========    ===========    ===========

Net premium income increased $958,131 (40%) from 2001 to 2002 and $437,816 (23%) from 2000 to 2001. The increases in net premium income are primarily driven by significant increases in total first whole life year premiums in 2002 and renewal year whole life premiums during both 2002 and 2001. Total first year whole life premium increased $449,660 (33%) to $1,815,415 in 2002 from $1,365,755 in 2001. Total renewal year whole life premiums increased $561,069 from 2001 to 2002 and $473,344 from 2000 to 2001. The increases in renewal year whole life premiums are consistent with the growing nature of the Company. Other significant increases in the components comprising net premium income include a $30,386 increase in term insurance single premiums from 2000 to 2001 and increases in reinsurance premiums ceded of $33,421 (43%) from 2001 to 2002 and $24,041 (44%) from 2000 to 2001. Reinsurance premiums ceded reflect premiums paid to other companies to reinsure a portion of the risk associated with life policies. The increase in reinsurance premiums ceded each year is consistent with the increase in gross premiums.

Net investment income decreased $111,473 (16%) from 2001 to 2002 and increased $1,658 (1%) from 2000 to 2001. During 2000 and 2001, short-term investments were converted to investments in available-for-sale fixed maturity investments, with higher yields. The invested asset mix, combined with a growing invested asset base each year, resulted in increased income from investments for the year ended December 31, 2001. During 2002 short-term investments were converted to investments in available-for-sale fixed maturity investments, with lower yields as compared to bonds that have been purchased in prior years. The decrease in yields has been reflected in the decrease in net investment income for the year ended December 31, 2002.

Rental income increased from $106,963 in 2001 to $214,676 in 2002. The increase in rental income is due to a whole year of leasing of office space instead of a partial year in 2001. Rental income is earned by leasing approximately 12,500 square feet of office space in the home office building. The Company has executed a 10 year inclusive non cancelable lease on 10,000 square feet of the office space. The remaining 2,500 square feet is leased on a month-to-month basis.

Benefits and expenses totaled $4,303,906, $3,240,581 and $2,371,934 for the years ended December 31, 2002, 2001 and 2000, respectively. Included in total benefits and expenses were policy reserve increases of $786,064, $603,159 and $545,337 during 2002, 2001, and 2000, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, it is reasonable for policy reserves to continue to increase.

Interest credited on annuities and premium deposits totaled $171,866, $78,989 and $21,683 for the years ended December 31, 2002, 2001 and 2000, respectively. The increases during 2002 and 2001 ($92,877 and $57,306, respectively) are primarily a result of the increase in annuity fund balances. Both interest credited on annuities and annuity fund balances have increased as a result of the increase in the number of policies inforce (4,927, 2,933 and 1,797 in 2002, 2001 and 2000, respectively).

Commission expense was $1,336,805, $849,576 and $863,159 for the years ended December 31, 2002, 2001, and 2000, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The increases and/or decreases in commission expenses are directly related to the increases and/or decreases in first year premium income during each respective period.

Acquisition costs which are related to the sale of insurance are capitalized and amortized over the premium paying period of the associated policies. These costs include commissions on first year business, medical exams and inspection fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. During 2002, 2001 and 2000, $1,680,977, $1,115,390
and $1,158,212, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $423,210, $459,124, and $565,869, respectively.

Salaries, wages and employee benefits increased from $682,458 in 2000 to $1,020,655 in 2001 and $1,352,175 in 2002. The increases are due to the hiring of numerous employees that fulfill new positions within the Company.

Administrative fees - related party have been paid to FAC for underwriting, accounting and other policy services. During 2002, 2001 and 2000, respectively, these fees totaled $288,936, $142,785 and $117,246 and were calculated based on a percentage of FLAC's premium income collected. The increase in the current year amount is due to the buyout of the administrative agreement for a lump sum amount of $212,000. The increase in administrative fees during 2001 ($25,539 or 22%) correlates with the increase in premium income during the same time period.

Other operating costs and expenses totaled $1,394,120, $1,235,769 and $690,841 for the years ended December 31, 2002, 2001, and 2000, respectively. The increases are consistent with the growing nature of the Company. Significant components of the $158,351 increase from 2001 to 2002 include the following: interest expense $49,593, travel related expense $71,253, EDP consulting of $83,061 and depreciation expense of $47,301.

Liquidity and Capital Resources

During the years ended December 31, 2002, 2001, and 2000, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash provided by (used in) operating activities during the years ended December 31, 2002, 2001 and 2000 totaled $(280,699), $(226,170) and $98,435, respectively.

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

The Company has constructed a building to be used as the Company's home office. The Company occupied the new building on May 1, 2001. The Company entered into a note payable with Columbian Bank for $2,000,000 to finance the project. To obtain this financing, the building and property were pledged as collateral on the note. Cash flows used on the real estate project for the years ended December 31, 2001 and 2000 totaled approximately $1,600,000 and $900,000, respectively.

A third-party has recently made a demand on the Company for the payment of approximately $560,000 in damages it alleges it incurred as a result of the Company's alleged breach of a contractual obligation. The Company is currently investigating this claim. If such claim proves to be meritorious, the Company's liquidity could be adversely affected.

The Company's former President and Chief Executive Officer has made a demand on the Company for the payment of $250,000 in severance benefits under his employment agreement. The Company denies any such obligation. If this claim is found to be meritorious, the Company's liquidity could be adversely affected.

Item 7.  Financial Statements

The consolidated financial statements and related notes are included in this report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE


PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

The current Executive Officers and Directors of the Company are as follows:


Name                           Age      Position                                                  Term
----                           ---      --------                                                  ----

Harland E. Priddle             72       Chairman of the Board/Secretary/Treasurer/ and            One Year
                                        Director

Vincent L. Rocereto            81       President                                                 One Year

Danny N. Biggs                 66       Director                                                  One Year

Paul E. Burke, Jr.             69       Director                                                  One Year

Edward C. Carter               60       Director                                                  One Year

Michael N. Fink                47       Director                                                  One Year

Kenneth L. Frahm               56       Director                                                  One Year

Stephen J. Irsik Jr.           56       Director                                                  One Year

Rickie D. Meyer                51       Director                                                  One Year

John G. Montgomery             63       Director                                                  One Year

Gary E. Yager                  48       Director                                                  One Year

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

Harland E. Priddle: Mr. Priddle has been a Director of the Company since its inception and has been the Chairman of the Board since November 15, 2002.
Mr. Priddle is President of Priddle & Associates, a businessconsulting firm specializing in business and economic development consulting.
Mr. Priddle is the former Kansas Secretary of Agriculture (1982-1986) and served as the first Kansas Secretary of Commerce (1987-1991). As the first Secretary of Commerce, he was directly involved in the creation of such programs as Kansas, Inc., Kansas Technology Enterprise Corporation, Kansas Development Finance Authority and the Kansas Venture Capital Corp. He was candidate for Lt. Governor of Kansas in 1986 and 1990. He was the Deputy Director of the White House Communications Agency for the President for a period of four years (1970-1974) where he provided support and accompanied the President on approximately 200 Presidential trips. Mr. Priddle was the Vice President for Marketing and Customer Services for the Hutchinson National Bank from 1978 to 1981. He also has served as Assistant Manager of the Kansas State Fair (1974-1978) and Executive Director of the Kansas Wildscape Foundation (1999-2002), a not for profit foundation dedicated to creating outdoor opportunities in Kansas. He retired from the United States Air Force in 1974, after 22 years, with the rank of Colonel. While in the Air Force, he received 17 military decorations including the Bronze Star and two Legions of Merit. He is a veteran of both Korea and Vietnam Campaigns. He received a BS in Agriculture from Kansas State University in 1952.

Vincent L. Rocereto: Mr. Rocereto, who has been the President of the Company since February 28, 2003, is the former President, CEO and Chairman of the Board for American Home Life Insurance Company. He retired from American Home Life Insurance Company in 1986. Mr. Rocereto was employed as a schoolteacher and a coach between the years of 1946 to 1953. He started his career at American Home Life as a part time agent while still teaching in 1953. He then became a full time agent and was promoted to Field Supervisor. Mr. Rocereto eventually became the Marketing Vice President and later was named Executive Vice President. Mr. Rocereto has been the President of Kansas Life Insurance Association. He has served on the International Board on Life Insurance and Management Research Association. He served as a Board of Director for Merchant Bank for 20 years. He served on the Kansas Life and Health Guarantee Association Board. Mr. Rocereto is a Navy veteran of WWII.

Danny N. Biggs: Mr. Biggs, who has been a director of the Company since its inception, is Vice-President, Partner, General Superintendent and Director of Pickrell Drilling Company, Inc., Mobile Drilling Company, Inc.,
Central Dirt Service, Inc., and Pickrell Acquisitions, Inc. and also a Partner in Kelly Petroleum. Mr. Biggs is a past President of the Kansas Independent Oil & Gas Association ("KIOGA") and is currently a member and director of KIOGA and director and president of Kansas Oil & Gas Hall of Fame & Museum Foundation. He is a member of the Great Bend Chamber of Commerce, American Petroleum Institute, Interstate Oil & Gas Compact Commission Crude Oil Policy Committee, Association of Energy Service Companies and the Independent Petroleum Association of America. He served as Chairman of the Mid-America Oil & Gas Technology Exposition, Vision 2000 Area Relations/Image Committee, KIOGA Membership Committee and general Chairman of the 1992 KIOGA Convention. Mr. Biggs was recently inducted into the Kansas Oil & Gas Hall of Fame. Mr. Biggs is actively involved in numerous other business, civic and religious organizations including prior service as an Elder in the Presbyterian Church.

Paul E. Burke, Jr.: Mr. Burke, who has been a director of the Company since its inception, is the President of Issues Management Group, Inc.,a public relations and governmental affairs consulting company. Mr. Burke served as a member of the Kansas State Senate from 1975 to January 1997 and served as the President of the Senate from 1989 until his retirement in 1997. During his tenure in the Kansas Senate, Mr. Burke served as Chairman of the Organization, Calendar and Rules, Legislative Coordinating Council and Interstate Cooperation Committees. Mr. Burke was a majority leader of the Senate from 1985 to 1988. Mr. Burke has served in numerous national, state and local leadership positions including past positions as a member of the President's Advisory Commission on Intergovernmental Relations. He is also the former owner of WEBBCO, Inc., an industrial engineering and equipment company. Mr. Burke received his Bachelor of Science degree in business from the University of Kansas in 1956.

Edward C. Carter: Mr. Carter, who has been a director of the Company since its inception, is an entrepreneur and real estate developer. Mr. Carter is a retired senior executive (1963-1992) with the Kansas Southwestern
Bell Telephone Company. He served in numerous senior executive positions including Division Manager Regulatory Relations, Regional Vice President Southwestern Bell Telecom, a start up company serving a four state area, and Kansas Director of Marketing and District Manager Residence Service Centers. Mr. Carter served as City Commissioner and Mayor of Lawrence, Kansas from 1977 to 1981. He was a director and President of Lawrence, Kansas Rotary Club, past Executive Board Member of the Kansas State Chamber of Commerce, past Chairman of the Douglas County United Fund and Director and President of Junior Achievement. He is a Co-Recipient of the Outstanding Kansan Award for Civic Service and received the Lifetime Meritorious Achievement Award from Pittsburgh State University in 2001. Mr. Carter was a member and All Conference guard on the Pittsburgh State University National Championship Football Team. He received his B.A. in Business Administration from Pittsburgh State University in 1963.

Michael N. Fink: Mr. Fink has been a director of the Company since its inception and was the Company's Chairman of the Board from the Company's inception until November 1, 2002. Mr. Fink has twenty-one years of experience in the insurance industry, primarily in sales management.
From 1981 to 1984, Mr. Fink was an agent, District Director, and Regional Director with Liberty American Assurance Company in Lincoln, Nebraska. In 1984, Mr. Fink transferred to an affiliated company, Future Security Life, in Austin, Texas, where he served as Regional Director and Agency Director until 1988. In March 1988, Mr. Fink became affiliated with United Income, Inc. and United Security Assurance Company as Agency Director and Assistant to the President. In June 1993, Mr. Fink left the United Companies and became President of First Alliance Corporation and its life insurance and venture capital companies.

Kenneth L. Frahm: Mr. Frahm, who has been a director of the Company since its inception, has been a self-employed farmer since 1975. He currently owns
1,200 acres of irrigated corn and dryland wheat production land and is a member of a family partnership which produces over 500,000 bushels of corn and wheat annually on 6,500 acres of western Kansas farm land. Mr. Frahm's operating entities include Allied Family Farm and Grain Management, Inc. He is past President of the Kansas Development Finance Authority. He is past Chairman of 21st Century Grain Processing Cooperative, and a former member of the Board of Directors of Bank IV Community Bank in Colby. In addition, Mr. Frahm is a member of the Kansas Farm Service Agency State Committee appointed by US Agriculture Secretary Ann Veneman. He is a member of the Agricultural Use Value Committee of the Kansas Department of Revenue, a past member of the Board of Directors of the Kansas Area United Methodist Foundation and Chairman of its Investment Committee, Past President and Paul Harris Fellow of Rotary, a member of the Kansas Farm Bureau, Kansas Livestock Association, Kansas Corn Growers Association, Kansas Association of Wheat Growers and the Kansas Water Resources Association. Mr. Frahm is married to Sheila Frahm, a former Kansas United States Senator and has three daughters. Mr. Frahm received his B.A. in Economics in 1968 from Fort Hays Kansas State College and his M.B.A. in Finance in 1969 from the University of Texas at Austin.

Stephen J. Irsik Jr.: Mr. Irsik, who has been a director of the Company since its inception, is one of the owners of a multi faceted agri-business centered in western Kansas. The business deals with identity preserved grain production, angus beef and the dairy industry. Mr. Irsik is one of the owners of Irsik & Doll Company, a grain storage, merchandising and full feeding cattle operation with facilities across the State of Kansas. Mr. Irsik is serving his 16th year on the Gray County Commission. He currently serves on the 21 Century Alliance Board, 21 Century Grain Processing board and Home National Bank Board of Garden City, Ks. Mr. Irsik has served as a past Board member of the Southwest Kansas Irrigation Association, Upper Ark Basin Advisory committee and Ground Water Management District #3. He is a graduate of Kansas State University and a veteran of the United States Air Force.

Rickie D. Meyer: Mr. Meyer has been a Director of the Company since its inception and was the Company's President from its inception until February 27, 2003. Mr. Meyer has twenty years of experience in the insurance industry, primarily in sales management. From May 1982 to October 1984, Mr. Meyer was a life insurance agent, District Director and Executive Sales Director with Liberty American Assurance Company in Lincoln, Nebraska. In October 1984, Mr. Meyer transferred to an affiliated company to become Agency Director. In 1985, Mr. Meyer left Liberty American to become an organizer and Zone Sales Director for United Trust, Inc. in Springfield, Illinois. In January 1988, Mr. Meyer transferred to Columbus, Ohio to assist in the organization of United Income, Inc. and served as Zone Sales Manager. While with United Income, he was promoted to Training Director in 1991 and to Agency Director in 1993. Mr. Meyer left the United Companies in January 1996 to form the Company.

John G. Montgomery: Mr. Montgomery, who has been a director of the Company since its inception, is the President of Montgomery Communications, Inc. of Junction City, Kansas. He is a newspaper publisher and TV station owner. His current business affiliations include Directorship's with First National Bank, Junction City. He is also President of the Junction City Housing and Development Corporation. From 1964 to 1973 he was the Assistant to the President at the San Francisco Newspaper Printing Company. Mr. Montgomery is a member of the InterAmerican Press Association, Inland Daily Press Association and the Kansas Press Association. He was Civilian Aid to the Secretary of the Army of Kansas from 1979-1981 and has again served in that role since 1995. He has extensive state government service including Past Chairman of the Kansas Board of Regents, Past member of the Washburn University Board of Regents, Kansas, Inc. - Science and Technology Council, and 1986 Democratic nominee for Lieutenant Governor. His considerable civic involvement, in part, includes being past President of the Junction City Chamber of Commerce, Director and past President of the United Way, past Board member of the Boy Scouts of America, Coronado Council, past Director of the YMCA, Trustee of the William Allen White Foundation, Co-chair of Economic Lifelines, Board member of Kansas Wildscape and the Kansas 4-H and a member of the Rotary Club. Mr. Montgomery has received the 1975 Jaycees Outstanding Young Man of Kansas Award, 1975 Junction City Jaycees Distinguished Service Award and the Department of the Army, Patriotic Civilian Service Award. He graduated from the Philips Academy, Andover, Massachusetts, in 1958, Yale University in 1962, receiving a Bachelor of Arts Degree, and from Stanford University in 1964, where he received his MBA Degree.

Gary E. Yager: Mr. Yager, who has been a director of the Company since its inception, became the Vice Chairman of Western National Bank in September of 2002. From December 1995 to September of 2002 Mr. Yager was the Executive Vice President and Chief Executive Officer and Senior Lender of the Columbian Bank of Topeka, Kansas. From October 1986 to December 1995, Mr. Yager served as either the Vice President and Branch Manager or the Vice President of Commercial Loans for the Commerce Bank and Trust of Topeka, Kansas. From 1976 to 1986, he served in various management positions with Bank IV of Topeka including Assistant Vice-President of Correspondent Banking and Branch Manager. Mr. Yager is currently a member of the President elect for Downtown Topeka, Topeka Housing Authority, Art Council of Topeka and Washburn University Moore Bowl Renovation. He is a member of the Topeka Chamber of Commerce, former member of the Board of Directors of the Topeka Family Service and Guidance Center, and former advisor of Junior Achievement. He is a past member of the Topeka Active 20-30 Club, where he served in numerous leadership roles including President and Treasurer. Mr. Yager received his BA degree in Business Administration from Washburn University of Topeka in 1976.

Item 10.    Executive Compensation

The following table sets forth amounts earned by executive officers as compensation over the past three years:

                                                                    Annual Compensation

                                                                                        Other Annual           All Other
Name and Principal Position                  Year    Salary($)         Bonus($)(1)    Compensation($)(2)     Compensation
-------------------------------------------------------------------------------------------------------------------------
Rickie D. Meyer                                2002      105,301        104,651                  8,131               --
Director and Former President                  2001       96,271         79,080                  5,983               --
                                               2000       93,000         80,309                     --               --

Michael N. Fink                                2002       64,748         86,199                  3,554               --
Director and Former Chairman                   2001       77,017         63,264                  2,792               --
                                               2000       74,330         64,247                     --               --

Phillip M. Donnelly                            2002       74,895         31,957                     --               --
Former Treasurer / Secretary and Director      2001       72,838         19,783                     --               --
                                               2000       67,408              -                    400               --

(1) Includes incentive compensation pursuant to the Executive Employment Agreement, based on premiums.

(2) Other Annual Compensation consists of automobile allowances. The aggregate cost to the Company of such personal benefits did not exceed the lesser of $50,000 or 10% of the annual salaries received by the above individuals.

Compensation of Directors

As an annual retainer fee for directors who are not officers of the Company, an attendance fee pool was established. This pool consists of 1% of the premiums delivered in each calendar year and is paid to each board member on a pro-rata basis determined by his attendance of board meetings. This fee was payable in cash for 2001 and 2002. In addition, each Director is paid $750 per regular meeting attended for the Company and its subsidiaries, $75 per telephonic board meeting, and $250 per committee meeting. During 2002, there were four regular, two special and two telephonic Board of Directors meetings. In addition, there were four audit committee, four investment committee, two evaluation committee and five compensation committee meetings.

Executive Employment Agreements

The Company had entered into Executive Employment Agreements with Messrs. Fink, Meyer and Donnelly. The employment agreements for Messrs. Fink and Meyer were for a term of four years beginning November 1, 1998. The employment agreement for Mr. Donnelly was for a term of two years beginning on November 1, 2000. Mr. Donnelly's services were terminated on October 24, 2002. At November 1, 2002 the employment agreement for Mr. Fink expired and was not renewed. The employment agreement for Mr. Meyer expired on November 1, 2002, but was reinstated for a period of time before lapsing.

On November 15, 2002 Mr. Harland E. Priddle became an at will employee serving as the Chairman of the Board, Secretary and Treasurer of the Company. On February 28, 2003 Mr. Vincent L. Rocereto became an at will employee serving as the President and Chief Executive Officer of the Company. Annual compensation under the at will agreements is $90,000 and $36,000 for Messrs. Rocereto and Priddle, respectively.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 19, 2003, regarding ownership of Common Stock of the Company by (i) the only persons known by the Company to own beneficially more than 5% thereof; (ii) the directors individually; and (iii) all officers and directors as a group.

Name and Address of                               Amount and Nature of
Beneficial Owner               Class of Stock     Beneficial Ownership       Percent of Class
----------------               --------------     --------------------       ----------------
Rickie D. Meyer                  Common                 468,000                   9.98%
3513 SW Alameda Dr.
Topeka, KS 66614

Danny N. Biggs                   Common                  76,000                   1.62%
2601 Canterbury
Great Bend, KS 67530

Paul E. Burke, Jr.               Common                  50,000                   1.07%
2009 Camelback Drive
Lawrence, KS 66047

Edward C. Carter                 Common                  85,000                   1.81%
4100 Wimbledon Drive
Lawrence, KS 66047

Michael N. Fink                  Common                 125,000                   2.67%
2581 Walnut Grove Lane
Lexington, KY 40509

Kenneth L. Frahm                 Common                  40,000                       *
Box 849
Colby, KS 67701

Stephen J. Irsik, Jr.            Common                  69,000                   1.47%
05405 Six Road
Ingalls, KS 67853

John G. Montgomery               Common                  45,000                       *
510 Redbud Lane
Junction City, KS 66441

Harland E. Priddle               Common                  40,000                       *
8214 South Haven Rd.
Burrton, KS 67020

Gary E. Yager                    Common                  40,000                       *
3521 SW Lincolnshire
Topeka, KS 66614

Name and Address of                               Amount and Nature of
Beneficial Owner               Class of Stock     Beneficial Ownership       Percent of Class
----------------               --------------     --------------------       ----------------

All Directors and Officers as                            1,038,000                  22.15%
a Group

*     Indicates less than 1% ownership.

Item 12.    Certain Relationships and Related Transactions

Portions of the Company's short-term investments consisting of certificates of deposit are purchased through Columbian Bank. Mr. Gary Yager, a Director of the Company, is the former Chief Executive Officer of this bank.

A note payable, secured by the main office building was obtained through Columbian Bank. As noted above, Mr. Gary Yager, a Director of the Company, is the former Chief Executive Officer of this bank.

The Company contracted with First Alliance Corporation, ("FAC") a Lexington, Kentucky based insurance company holding company and a former 5% or greater shareholder of the Company, to provide accounting services for FLAC and the Company. Under theterms of the management agreement, the Company paid fees based on a percentage of delivered premiums of FLAC. The percentages were 5.5% of first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums; 1% of fifth year premiums; 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $288,936, $142,785, and $117,246 of fees during 2002, 2001, and 2000, respectively.

Effective September 30, 2002 the Company acquired 525,000 shares of its common stock held by FAC for an aggregate purchase price of $1,002,750. In conjunction with the agreement to repurchase the stock, the Company also acquired 72,500 shares of its common stock held by six individuals associated with FAC for an aggregate purchase price of $138,475. In a related agreement, the Company and FAC agreed to terminate the management agreement between the parties through which the Company received administrative, reporting and underwriting services from FAC. Termination of the agreement occurred by the Company making a lump-sum payment of $212,000 to FAC on September 30, 2002. This amount represented the present value of fees earned by FAC under the agreement which would otherwise have been payable over time. These agreements effectively severed FAC's financial interest in the Company.

The Company leases approximately 2,500 square feet of the home office building to Montgomery Communications on a month to month basis that is cancelable providing that the lessor or lessee give the other party written notice 60 days prior to termination of the lease. John Montgomery, a Director of the Company, is the President of Montgomery Communications.

Item 13.  Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-KSB:

    (1) Financial Statements are attached hereto and included herein on pages F-1 through F-23.

    (2) The exhibits listed in the Index to Exhibits appearing on Page 28 & 29.

(b) Reports on Form 8-K.

        None.

Item 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


By /s/ Vincent L. Rocereto                                 Date  3/31/03
  -----------------------------------------                     --------------
  Vincent L. Rocereto, President & Chief
   Executive Officer

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Vincent L. Rocereto                                        Date 3/31/03
   ---------------------------------------------------------           --------
   Vincent L. Rocereto, President & Chief Executive Officer


By  /s/ Harland E. Priddle	                                   Date 3/31/03
   ---------------------------------------------------------           --------
     Harland E. Priddle, Chairman/Secretary/Treasurer/
	                 Principal Financial Officer/
                         Principal Accounting Officer/Director


By  /s/ Daniel N. Biggs                                            Date 3/31/03
   ---------------------------------------------------------           --------
     Daniel N. Biggs, Director


By  /s/ Paul E. Burke Jr                                           Date 3/31/03
   ---------------------------------------------------------           --------
     Paul E. Burke Jr, Director


By  /s/ John G. Montgomery                                         Date 3/31/03
   ---------------------------------------------------------           --------
     John G. Montgomery, Director


By  /s/ Gary E. Yager                                              Date 3/31/03
   ---------------------------------------------------------           --------
     Gary E. Yager, Director


By  /s/ Kenneth L. Frahm                                           Date 3/31/03
   ---------------------------------------------------------           --------
     Kenneth L. Frahm, Director


By  /s/ Edward C. Carter                                           Date 3/31/03
   ---------------------------------------------------------           --------
     Edward C. Carter, Director

                                 CERTIFICATIONS


I, Vincent L. Rocereto, certify that:


1. I have reviewed this annual report on Form 10-KSB of First American Capital Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying offices and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date 3/31/03                      /s/ Vincent L. Rocereto
     -----------------           ---------------------------------
                                 Vincent L. Rocereto,


                                 President and Chief Executive Officer

                                 CERTIFICATIONS


I, Harland E. Priddle, certify that:


1. I have reviewed this annual report on Form 10-KSB of First American Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying offices and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date 3/31/03                     /s/ Harland E. Priddle
     ---------------            ---------------------------------
                                Harland E. Priddle


                                Secretary, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS
(Item 13(a))

Exhibit No.    Description
-----------    -----------
3.1            Articles of Incorporation of First American Capital Corporation
               (Incorporated by reference from Exhibit 2.1 to the Registrant's amended Form 10-SB filed August 13, 1999).

3.2            Amendment II To Bylaws of First American Capital Corporation (*)

4              Certificate of Designations, Preferences and Relative,
               Participating, Optional and Other Special Rights of Preferred
               Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible, Callable Preferred Stock
               (Incorporated by reference from Exhibit 3 to the Registrant's amended Form 10-SB filed August 13, 1999).

10.1           Form of Advisory Board Contract (Incorporated by reference from
               Exhibit 6.2 to the Registrant's amended Form 10-SB filed August
               13, 1999)

10.2           Service Agreement effective December 2, 1998 between First
               American Capital Corporation and First Life America Corporation
               (Incorporated by reference from Exhibit 6.3 to the Registrant's amended Form 10-SB filed August 13, 1999)

10.3           Service Agreement effective January 1, 2002 between First
               American Capital Corporation and First Life America Corporation
               (*)

10.4 Management Agreement between First American Capital Corporation and First Alliance Corporation (Incorporated by reference from Exhibit 6.4 to the Registrant's amended Form 10-SB filed August
               13, 1999)

10.5 Termination and Release Agreement dated September 17, 2002 between First American Capital Corporation and First Alliance
               Corporation (Incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K filed September 25, 2002)

10.6           Stock Purchase Agreement dated September 17, 2002 between First
               American Capital Corporation and First Alliance Corporation
               (Incorporated by reference from Exhibit 10.1 to the Registrant's
               Form 8-K filed September 25, 2002)

10.7           Employment Agreement effective November 1, 1998 between First
               American Capital Corporation and Rickie D. Meyer (Incorporated by reference from Exhibit 6.5 to the Registrant's Form 10-SB filed
               August 13, 1999)

10.8           Employment Agreement effective November 1, 1998 between First
               American Capital Corporation and Michael N. Fink (Incorporated by reference from Exhibit 6.6 to the Registrant's Form 10-SB filed
               August 13, 1999)

10.9           Employment Agreement effective November 1, 2000 between First
               American Capital Corporation and Phillip M. Donnelly (*)

10.10          Operating Agreement of First Computer Services, LLC dated
               December 1, 2001 (*)

10.11          Automatic Umbrella and Bulk ADB Reinsurance Agreements effective
               September 1, 1998 between First Life America Corporation and
               Business Men's Assurance Company of America (Incorporated by reference from Exhibit 6.8 to the Registrant's Form 10-SB filed
               August 13, 1999)

21             Subsidiaries of First American Capital Corporation (*)

Exhibit No.    Description
-----------    -----------
99.1           CEO Certification pursuant to 18 U.S.C. Section 1350, dated March
               26, 2003 (*)

99.2           CFO Certification pursuant to 18 U.S.C. Section 1350, dated March
               26, 2003 (*)

               (*) Filed herewith

                       FIRST AMERICAN CAPITAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             Page
Consolidated Financial Statements                                                           Numbers
                                                                                            -------
Independent Auditors' Report ............................................................     F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001 ............................     F-3

Consolidated Statements of Operations for the years ended
      December 31, 2002, 2001 and 2000 ..................................................     F-5

Consolidated Statements of Changes in Shareholders' Equity for the years
      ended December 31, 2002, 2001, and 2000 ...........................................     F-6

Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001, and 2000 .................................................     F-7

Notes to Consolidated Financial Statements ..............................................     F-9

                          Independent Auditors' Report


Board of Directors and Shareholders
First American Capital Corporation


   We have audited the accompanying consolidated balance sheets of First American Capital Corporation (a Kansas corporation) and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Capital Corporation and subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                  /s/  KERBER, ECK & BRAECKEL LLP


Springfield, Illinois
March 14, 2003

                       FIRST AMERICAN CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                  December 31,    December 31,
ASSETS                                                                2002            2001
                                                                  -------------   -------------
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $10,096,482
            in 2002 and $8,313,448 in 2001)                       $  10,760,529   $   8,605,901
      Investments in real estate                                        274,564         274,564
      Policy loans                                                       65,011          33,178
      Notes receivable (net of valuation allowance
            of $2,368 in 2002 and $4,406 in 2001)                        28,204              --
      Short-term investments                                            416,801       2,286,095
                                                                  -------------   -------------
Total investments                                                    11,545,109      11,199,738

Cash and cash equivalents                                               400,062         463,363
Investments in related parties                                          131,549         150,576
Accrued investment income                                               177,598         181,719
Accounts receivable                                                     322,421         104,447
Accounts receivable from affiliate                                           --         124,881
Deferred policy acquisition costs (net of accumulated
     amortization of $1,682,954 in 2002 and $1,259,744 in 2001)       3,186,587       1,928,820
Property and equipment (net of accumulated depreciation
     of $264,976 in 2002 and $129,977 in 2001)                        2,952,046       3,060,347
Other assets                                                             31,144          26,072
                                                                  -------------   -------------
Total assets                                                      $  18,746,516   $  17,239,963
                                                                  =============   =============

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                December 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                2002             2001
                                                                -------------    -------------
Policy and contract liabilities:
     Annuity contract liabilities                               $   2,888,962    $   1,424,118
     Life policy reserves                                           2,308,859        1,522,794
     Liability for policy claims                                       78,671               --
     Policyholder premium deposits                                    219,629          166,182
     Deposits on pending policy applications                          197,013          172,616
     Reinsurance premiums payable                                      39,886           32,142
                                                                -------------    -------------
Total policy and contract liabilities                               5,733,020        3,317,852

Commissions, salaries, wages and benefits payable                     118,204           84,038
Other liabilities                                                      45,101           28,395
Note payable                                                        1,888,844        1,967,328
Accounts payable to affiliate                                              --           18,022
Federal income taxes payable:
     Current                                                               --              613
     Deferred                                                       1,066,390          533,793
                                                                -------------    -------------
Total liabilities                                                   8,851,559        5,950,041

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;
     5,449,578 shares issued and 4,687,078 shares outstanding
     in 2002; and 5,438,985 issued and 5,273,985 shares
     outstanding in 2001                                              544,958          543,899
Additional paid in capital                                         12,380,523       12,328,617
Accumulated deficit                                                (2,076,839)      (1,529,613)
Accumulated other comprehensive income                                431,798          191,277
Less: Treasury stock held at cost (762,500 shares in 2002
    and 165,000 shares 2001)                                       (1,385,483)        (244,258)
                                                                -------------    -------------
Total shareholders' equity                                          9,894,957       11,289,922
                                                                -------------    -------------
Total liabilities and shareholders' equity                      $  18,746,516    $  17,239,963
                                                                =============    =============



See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Years ended December 31,

                                                            2002           2001           2000
                                                         -----------    -----------    -----------
Revenues:
        Gross premium income                             $ 3,441,407    $ 2,450,917    $ 1,989,075
        Reinsurance premiums assumed                           1,077             15             --
        Reinsurance premiums ceded                          (111,624)       (78,203)       (54,162)
                                                         -----------    -----------    -----------
          Net premium income                               3,330,860      2,372,729      1,934,913
        Net investment income                                589,430        700,903        699,245
        Net realized gain (loss) on disposal of assets        22,848         24,584           (908)
        Rental income                                        214,676        106,963             --
        Other income                                           1,334         13,969         30,565
                                                         -----------    -----------    -----------
             Total revenue                                 4,159,148      3,219,148      2,663,815

Benefits and expenses:
        Increase in policy reserves                          786,064        603,159        545,337
        Policyholder surrender values                         67,162         46,754         14,887
        Interest credited on annuities and
             premium deposits                                171,866         78,989         21,683
        Death claims                                          85,767         47,250         22,306
        Commissions                                        1,336,805        849,576        863,159
        Policy acquisition costs deferred                 (1,680,977)    (1,115,390)    (1,158,212)
        Amortization of deferred policy
             acquisition costs                               423,210        459,124        565,869
        Salaries, wages, and employee benefits             1,352,175      1,020,655        682,458
        Miscellaneous taxes                                   78,778         51,910          6,360
        Administrative fees - related party                  288,936        142,785        117,246
        Other operating costs and expenses                 1,394,120      1,235,769        690,841
                                                         -----------    -----------    -----------
             Total benefits and expenses                   4,303,906      3,420,581      2,371,934
                                                         -----------    -----------    -----------

Income (loss) before income tax expense                     (144,758)      (201,433)       291,881
                                                         -----------    -----------    -----------

Income tax expense                                           402,468        151,395        136,742
                                                         -----------    -----------    -----------

Net income (loss)                                        $  (547,226)   $  (352,828)   $   155,139
                                                         ===========    ===========    ===========

Net income (loss) per common
        share - basic and diluted                        $     (0.11)   $     (0.07)   $      0.03
                                                         ===========    ===========    ===========


See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                                                                      Years ended December 31,

                                                                  2002            2001            2000
                                                               ------------    ------------    ------------
COMMON STOCK:
     Balance, beginning of year                                $    543,899    $    541,886    $    546,886
        Common shares retired                                            --              --          (5,000)
        Common shares issued (10,593 shares in 2002)                  1,059           2,013              --
                                                               ------------    ------------    ------------
     Balance, end of year                                           544,958         543,899         541,886

ADDITIONAL PAID IN CAPITAL:
     Balance, beginning of year                                  12,328,617      12,230,005      12,230,005
        Common shares issued (10,593 shares in 2002)                 51,906          98,612              --
                                                               ------------    ------------    ------------
     Balance, end of year                                        12,380,523      12,328,617      12,230,005

ACCUMULATED DEFICIT:
     Balance, beginning of year                                  (1,529,613)     (1,176,785)     (1,331,924)
        Net income (loss)                                          (547,226)       (352,828)        155,139
                                                               ------------    ------------    ------------
     Balance, end of year                                        (2,076,839)     (1,529,613)     (1,176,785)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
     Balance, beginning of year                                     191,277         144,226         (23,803)
        Net unrealized gain
            on available-for-sale securities                        240,521          47,051         168,029
                                                               ------------    ------------    ------------
     Balance, end of year                                           431,798         191,277         144,226

TREASURY STOCK:
     Balance, beginning of year                                    (244,258)       (186,758)         (2,000)
        Purchase of 95,000 common shares at $1.94 per share              --              --        (184,758)
        Purchase of 50,000 common shares at $1.15 per share              --         (57,500)
        Purchase of 597,500 common shares at $1.91 per share     (1,141,225)             --              --
                                                               ------------    ------------    ------------
     Balance, end of year                                        (1,385,483)       (244,258)       (186,758)
                                                               ------------    ------------    ------------

Total shareholders' equity                                     $  9,894,957    $ 11,289,922    $ 11,552,574
                                                               ============    ============    ============

DISCLOSURE OF RECLASSIFICATION AMOUNT:

Unrealized holding gains arising during period                 $    255,374    $     64,463    $    166,604
Less: reclassification adjustment for gains
     in net income (loss)                                           (14,853)        (17,412)          1,425
                                                               ------------    ------------    ------------
Net unrealized gains on securities                             $    240,521    $     47,051    $    168,029
                                                               ============    ============    ============



See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Years ended December 31,
                                                                         2002           2001           2000
                                                                      -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                                     $  (547,226)   $  (352,828)   $   155,139
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
     Interest credited on annuities and premium deposits                   77,189         82,838         21,683
     Net realized investment (gain) loss                                  (22,848)       (25,618)           908
     Provision for depreciation and amortization                          134,999         87,698         15,666
     Equity loss in investment in affiliate                                28,832             --             --
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                        53,849         (6,033)       (12,159)
     Interest credited to certificates of deposit balances                 (7,018)       (47,909)       (84,612)
     Realized net loss (gain) on disposal of assets                            --          1,034         (2,236)
     Provision for deferred federal income taxes                          403,089        143,692        126,978
     Other                                                                     --             --         (5,000)
     Decrease (increase) in accrued investment income                       4,121        (33,232)       (37,135)
     (Increase) decrease in accounts receivable                          (217,974)       (11,280)        43,397
     Decrease (increase) in accounts receivable from affiliate            124,881       (124,881)            --
     Increase in deferred policy acquisition costs, net                (1,257,767)      (656,266)      (592,343)
     Increase in policy loans                                             (31,833)       (27,188)        (5,990)
     (Increase) decrease in other assets                                   (5,072)        (7,685)         3,085
     Increase in policy reserves                                          786,065        603,159        545,337
     Increase (decrease) in liability for policy claims                    78,671        (22,306)        22,306
     Increase (decrease) in deposits on pending policy applications        24,397         96,237       (145,034)
     Increase in reinsurance premiums payable                               7,744          3,581         16,716
     Increase (decrease) in commissions, salaries, wages and
         benefits payable                                                  87,131         70,645         46,212
     (Decrease) increase in accounts payable to affiliate                 (18,022)           (25)         8,887
     Increase (decrease) in other liabilities                              16,093            197        (23,370)
                                                                      -----------    -----------    -----------
Net cash (used in) provided by operating activities                   $  (280,699)   $  (226,170)   $    98,435


See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                      Years ended December 31,
                                                                  2002           2001           2000
                                                               -----------    -----------    -----------
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities           $(5,152,880)   $(4,537,224)   $(3,543,284)
     Sale or maturity of available-for-sale fixed maturities     3,373,352      2,014,503        198,000
     Additions to property and equipment, net                      (26,698)    (1,865,557)      (939,585)
     Purchases of real estate held for investment                       --       (274,564)            --
     Purchase of investments in affiliates                          (9,805)      (133,776)       (16,800)
     Changes in notes receivable, net                              (28,204)        30,262        (30,262)
     Short-term investments disposed, net                        1,840,240      2,465,136      3,297,120
                                                               -----------    -----------    -----------
Net cash used in investing activities                               (3,995)    (2,301,220)    (1,034,811)

FINANCING ACTIVITIES:
     Proceeds from note payable                                         --      1,301,982        698,018
     Payments on note payable                                      (78,484)       (32,672)            --
     Deposits on annuity contracts, net                          1,398,907        862,297        457,424
     Purchase of treasury stock                                 (1,141,225)       (57,500)      (184,758)
     Policyholder premium deposits, net                             42,195         84,161          4,292
                                                               -----------    -----------    -----------
Net cash provided by financing activities                          221,393      2,158,268        974,976
                                                               -----------    -----------    -----------

(Decrease) increase in cash and cash equivalents                   (63,301)      (369,122)        38,600

Cash and cash equivalents, beginning of period                     463,363        832,485        793,885
                                                               -----------    -----------    -----------

Cash and cash equivalents, end of period                       $   400,062    $   463,363    $   832,485
                                                               ===========    ===========    ===========

SCHEDULE OF NON-CASH FINANCING TRANSACTIONS:
     Common stock issued to Advisory Board Members             $    52,965    $   100,625    $        --


See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS

First American Capital Corporation (the "Company") was incorporated on July 10, 1996 for the primary purpose of forming, owning and managing life insurance companies. On March 11, 1997, the Company's registration statement filed with the Office of the Kansas Securities Commissioner for a $12,500,000 intra-state public stock offering, which included a 10% "over-sale" provision (additional sales of $1,250,000), was declared effective. The Company completed its public stock offering on January 11, 1999, raising total capital of $13,750,000.

The Company has a wholly-owned insurance subsidiary, First Life America Corporation ("FLAC"), which is domiciled in Kansas. FLAC was incorporated on July 15, 1997 and capitalized with $1,200,000. On October 15, 1997, the Kansas Insurance Department ("KID") granted FLAC a Certificate of Authority. On December 10, 1998, the Company provided FLAC with an additional $1,800,000 of capital. In 2000 and 2001, the Company contributed an additional $250,000 and $450,000 of capital, respectively. This has resulted in total capitalization of $3,700,000. Insurance operations commenced on November 19, 1998. Prior to the commencement of insurance operations, the Company was in the developmental stage.

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

First Step is a juvenile term product issued from age 0 (30 days) to age 15. Coverage is sold in units. One unit, consisting of a single premium payment of $100 purchases $5,000 of death benefit coverage, while two units, consisting of a single premium payment of $200 purchases $10,000 of coverage. The product contains a conversion provision allowing it to be converted to a whole life policy prior to age 21.

FLAT 10 (First Life Affordable Term) is a ten year term product issued from age 20 to 70. It has a re-entry provision allowing the current insured to re-qualify prior to each ten year period. The re-qualification is essentially re-underwriting including medical exams and inspections to determine if the risk has changed or remained the same. The policy expires automatically at age 95.

First Guard 10 is a ten year term product renewable to age 70 and convertible to age 60. Renewable means the policy is kept inforce as long as the premiums are paid, but the rates do change each 10 year period. Convertible means that prior to age 60 the policy can be converted to a permanent plan of insurance. The product is issued from age 18 to 60. The policy includes an accelerated death benefit rider. This rider provides that in the event that certain ailments or medical conditions strike, a 25% or 50% of the base policy coverage could be paid. The maximum benefit under this rider is $250,000. Payment of an accelerated benefit does reduce the future death benefit.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS (CONTINUED)

SPDA is a single premium deferred annuity that is offered by the Company in Kansas only. Additional deposits are subject to maximum and minimum restrictions. The contract is issued as a conventional deferred annuity that meets Federal requirements for tax deferred accumulation of interest. The current interest rate credited is 4.75% and is subject to change.

The Company formed First Capital Venture Inc. ("FCVI"), a venture capital subsidiary in October of 1998. FCVI has yet to be capitalized.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which for FLAC, differ from statutory accounting practices prescribed or permitted by the KID.

Certain amounts from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its subsidiary, FLAC. All intercompany accounts and transactions are eliminated in consolidation.

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. As more information becomes known, actual results could differ from those estimates.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments

The Company classifies all of its fixed maturity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost which approximates fair value. Notes receivable are reported at unpaid principal balance, net of allowance for uncollectible amounts. Short-term investments consist of investments with original maturities of three months to one year and are carried at cost which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income. Investments in related parties are reported at cost except for First Computer Services, which is reported using the equity method (see Note 5).

Property and Equipment

Property and equipment, including the home office building (see Note 6), are carried at cost less accumulated depreciation. Accumulated depreciation on the office building and land improvements is calculated using the straight-line method over the estimated useful lives of the respective assets. Accumulated depreciation on furniture, fixtures and equipment is calculated using the 200% declining balance method over the estimated useful lives of the respective assets. The estimated useful lives are generally as follows:

         Building and capitalized interest     39 years
         Land improvements                     15 years
         Furniture, fixtures and equipment     3 to 7 years

Office Lease

The Company is currently located in a new office building in Topeka, Kansas. During 2001, the Company terminated the previous office lease. Rent expense incurred under this previous agreement for the years ended December 31, 2001 and 2000 totaled $16,995 and $37,788, respectively.

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


Life Policy Reserves

The liabilities for future policy benefits on the Company's life insurance products are computed using the net level premium method and assumptions as to investment yields, mortality, withdrawals and other assumptions, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. The assumptions utilized were 7.25% for investment yields, 1975-1980 select and ultimate tables for mortality, and Linton BA tables for withdrawal rates.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Premiums

Life insurance premiums for limited payment contracts are recorded according to Statement of Financial Accounting Standard ("SFAS") No. 97. "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." Any gross premium in excess of net premium is deferred and recognized in income in a constant relationship with insurance in force.

Federal Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under generally accepted accounting principles and balances determined for tax reporting purposes.

Reinsurance

Estimated reinsurance receivables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Common Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each year. The weighted average outstanding common shares were 5,120,804, 5,294,418 and 5,387,767 for the years ended December 31, 2002, 2001 and 2000, respectively.

Comprehensive Income

SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

3. INVESTMENTS

The amortized cost and fair value of investments in fixed maturities at December 31, 2002 and 2001 are summarized as follows:

                                          Gross         Gross
                          Amortized     Unrealized    Unrealized       Fair
                             Cost          Gains        Losses         Value
                          -----------   -----------   -----------   -----------
December 31, 2002:
U.S. Government Agency    $ 3,976,796   $   199,142   $        --   $ 4,175,938
Corporate bonds             6,119,687       468,801         3,896     6,584,592
Certificates of Deposit            --            --            --            --
                          -----------   -----------   -----------   -----------
Total                     $10,096,482   $   667,943   $     3,896   $10,760,529
                          ===========   ===========   ===========   ===========


December 31, 2001:
U.S. Government Agency    $ 3,879,669   $   112,151   $     3,171   $ 3,988,649
Corporate bonds             4,343,779       195,249        11,776     4,527,252
Certificates of Deposit        90,000            --            --        90,000
                          -----------   -----------   -----------   -----------
Total                     $ 8,313,448   $   307,400   $    14,947   $ 8,605,901
                          ===========   ===========   ===========   ===========

The amortized cost and fair value of fixed maturities at December 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                          Amortized Cost       Fair Value
                                         ----------------   ----------------
Due in one year or less                  $        451,146   $        460,871
Due after one year through five years           4,443,415          4,731,687
Due after five years through ten years          4,128,654          4,480,423
Due after ten years                             1,073,267          1,087,548
                                         ----------------   ----------------
                                         $     10,096,482   $     10,760,529
                                         ================   ================

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities which have a fair value of $2,199,038 and $2,291,249 at December 31, 2002 and 2001, respectively, which are on deposit with various state insurance departments.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS (CONTINUED)

During 2002, the Company had gross realized investment gains of $39,454. Investment gains were $26,746 and $1,251 during 2001 and 2000, respectively. Gross realized investment losses totaled $16,606, $2,162 and $2,159 in 2002, 2001 and 2000, respectively. These realized gains and losses during 2002 were the result of the sale of available for sale fixed maturity investments.

During 2002, the Company issued a note to an employee of the Company for $31,000. The note is payable in 36 equal monthly installments and bears interest at 8% per annum. Total payments of $2,796 were received against the note during 2002. The principal balance due on the note at December 31, 2002 is $28,204. No valuation allowance has been assessed against the note at December 31, 2002.

Advances to agents in the amount of $60,053 have been converted to notes receivable to be collected over a three-year term. The notes bear interest at 9.5% per annum. Total payments of $2,038 and $44,270 were received against these notes during 2002 and 2001, respectively. The principal balance due on the notes at December 31, 2002 and 2001 is $0 (net of valuation allowance of $2,368) and $0 (net of valuation allowance of $4,406), respectively.

The carrying value of short-term investments approximates their fair value. At December 31, 2002 and 2001 the fair value of short-term investments was $416,801 and $2,286,095, respectively.

Interest income consists of interest earned on notes receivable, policy loans, available-for-sale securities and short-term investments, which include certificates of deposit.

Following are the components of net investment income for the years ended December 31, 2002, 2001 and 2000:

                                           Years ended December 31,

                                      2002           2001           2000
                                   -----------    -----------    -----------
Fixed maturities                   $   545,051    $   482,201    $   324,086
Notes receivables                        2,051          3,065          2,581
Short-term and other investments        44,718        218,936        388,667
                                   -----------    -----------    -----------
Gross investment income                591,820        704,202        715,334
Investment expenses                     (2,390)        (3,299)       (16,089)
                                   -----------    -----------    -----------
Net investment income              $   589,430    $   700,903    $   699,245
                                   ===========    ===========    ===========

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

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 16, 2001, the Company purchased, through a private placement, 250,000 shares of the common stock of Arkansas Security Capital Corporation ("ASCC") of Springdale, Arkansas for $25,000. ASCC plans to register an Arkansas intrastate public offering of $12,000,000. These shares are not registered under the Securities Act of 1933, and are subject to restrictions on transferability and resales and may not be transferred or resold except as permitted under the Act and applicable state securities laws, pursuant to registration or exemption therefrom.

During 2001, the Company purchased a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that operates the Company's policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation ("FAC") of Lexington, Kentucky. As of December 31, 2002 and 2001, the carrying value of the FCS investment was $89,749 and $108,776, respectively. The current year amount represents an investment of $125,000 reduced by cumulative net operating losses totaling $35,251. Selected financial data for FCS for the year ended December 31, 2002 is listed below.

Total Assets:                             $ 179,498
Total Liabilities:                               --
Total Liabilities and Equity:               179,498
Loss from Operations:                       (57,665)

6.  PROPERTY AND EQUIPMENT

The Company owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. The remaining land, including improvement costs, is classified as real estate held for investment. On May 1, 2001, the Company relocated its home office facilities to the newly constructed building. The Company occupies approximately 7,500 square feet of the building and the remaining 12,500 square feet is leased (see Note 7).

                                                        2002           2001
                                                     -----------    -----------
Land and improvements                                $   357,675    $   357,675
Building and capitalized interest                      2,605,330      2,605,330
Furniture, fixtures and equipment                        254,017        227,319
                                                     -----------    -----------
Total property and equipment                           3,217,022      3,190,324

Less - accumulated depreciation and amortization        (264,976)      (129,977)
                                                     -----------    -----------
Net property and equipment                           $ 2,952,046    $ 3,060,347
                                                     ===========    ===========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  LEASES

The Company owns a 20,000 square foot building and occupies approximately 7,500 square feet. The company leases the remaining 12,500 square feet to two separate entities. The Company leases approximately 2,500 square feet on a month to month basis that is cancelable providing that the lessor or lessee give the other party written notice 60 days prior to termination of the lease. The remaining 10,000 square feet is leased under a 10 year inclusive non cancelable lease that commenced on July 1, 2001 and will end on June 30, 2011. The lessee may terminate this lease after 5 years, on or after June 30, 2006 upon 90 days notification in writing to the lessor. The future minimum lease payments to be received under non cancelable lease agreements at December 31, 2002 are approximately as follows:

  Year Ending
 December 31,                 Amount
----------------          ---------------
     2003                    $ 181,224
     2004                      181,224
     2005                      181,224
     2006                       90,612
                             ---------
     Total                   $ 634,284
                             =========

8.  FEDERAL INCOME TAXES

The Company does not file a consolidated federal income tax return with FLAC. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and must file a separate tax return for its initial five years of existence. Federal income tax expense for the years ended December 31, 2002, 2001, and 2000 consisted of the following:

                                                 Years ended December 31,

                                             2002          2001          2000
                                            --------      --------      --------
Current                                     $     --      $  7,703      $  9,764
Deferred                                     402,468       143,692       126,978
                                            --------      --------      --------
Federal income tax expense                  $402,468      $151,395      $136,742
                                            ========      ========      ========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  FEDERAL INCOME TAXES (CONTINUED)

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in 2002 and 2001 and 34% in 2000 as follows:

                                                              Years ended December 31,

                                                           2002         2001         2000
                                                         ---------    ---------    ---------
Federal income tax expense (benefit) at statutory rate   $ (50,665)   $ (70,502)   $  99,240
Small life insurance company deduction                          --      (29,936)     (30,118)
Increase in valuation allowance                            480,683      254,674       83,561
Surtax exemptions                                               --       (9,650)     (10,315)
Other                                                      (27,550)       6,809       (5,626)
                                                         ---------    ---------    ---------
Federal income tax expense                               $ 402,468    $ 151,395    $ 136,742
                                                         =========    =========    =========

Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's net deferred tax liability are as follows:

                                                                    December 31,
                                                                2002           2001
                                                             -----------    -----------
Deferred tax liability:
              Due and deferred premiums                      $    38,150    $    19,488
              Deferred policy acquisition costs                  937,917        554,006
              Net unrealized investment gains                    232,508        102,996
                                                             -----------    -----------
Total deferred tax liability                                   1,208,575        676,490

Deferred tax asset:
              Policy reserves                                    128,705        131,447
              Reinsurance premiums                                13,480         11,250
              Net operating loss carry forward                 1,370,274        889,591
              Alternative minimum tax credit carry forward         1,198          1,198
                                                             -----------    -----------
Total deferred tax asset                                       1,513,657      1,033,486

Valuation allowance                                           (1,371,472)      (890,789)
                                                             -----------    -----------
Net deferred tax asset                                           142,185        142,697
                                                             -----------    -----------
Net deferred tax liability                                   $ 1,066,390    $   533,793
                                                             ===========    ===========

The Company has net operating loss carry forwards of approximately $3,235,796 expiring in 2011 through 2022. These net operating loss carry forwards are not available to offset FLAC income. FLAC has approximately $679,272 of net operating loss carry forwards expiring in 2022 and alternative minimum tax credit carry forwards of $1,198, which have no expiration date. There were no taxes paid in 2002, 2001 or 2000.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  NOTE PAYABLE

On July 20, 2001, the Company borrowed $2 million from Columbian Bank and Trust Company secured by its home office building (See Note 6). The note will mature on July 15, 2016. The note is payable in 120 monthly payments of $18,000 each and 59 monthly payments of $18,444 each and a final payment of the balance due. The lender may, when an increase occurs in the interest rate, increase the amount of the monthly payment or increase the number of payments required. Interest is payable monthly based on the 5-year T-Bill rate (4.40% at the date of the loan) plus a margin of 2.60 percentage points. The interest rate will be recomputed at the end of 5 years and 10 years based on the current 5-year T-Bill rate at that time. The company has paid interest of $143,227 and $93,634 related to this note during 2002 and 2001.

Required future principle payments are as follows:

                             Principal
    Year                      Payment
--------------              ------------
         2003                    84,257
         2004                    90,086
         2005                    97,081
         2006                   104,223
         2007                   111,889
   Thereafter                 1,401,308
                            ------------

        Total                 1,888,844
                            ============

10.  SHAREHOLDERS' EQUITY AND STATUTORY ACCOUNTING PRACTICES

FLAC prepares its statutory-basis financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by the KID. Currently, "prescribed" statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual and a variety of other NAIC publications. "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles ("Codification"). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to FLAC's statutory-basis financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SHAREHOLDERS' EQUITY AND STATUTORY ACCOUNTING PRACTICES (CONTINUED)

Net income for 2002, 2001, and 2000 and capital and surplus at December 31, 2002, 2001, and 2000 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows:

                                           GAAP                                   SAP
                              ------------------------------         -------------------------------
                              Net Income         Capital and         Net Income          Capital and
                                                   Surplus             (loss)              Surplus
                              ----------         -----------         ----------          -----------
                     2002         78,160           5,190,658           (671,551)          2,879,079

                     2001        381,230           4,922,152             17,465           3,698,742

                     2000        400,907           4,046,552             68,787           3,252,279

Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP;
c) statutory asset valuation reserves are not required for GAAP; and d) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity for GAAP.

Statutory restrictions limit the amount of dividends which may be paid by FLAC to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders' surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus, $1,200,000, required for life insurance companies domiciled in Kansas.

The KID imposes on insurance enterprises minimum risk-based capital ("RBC") requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio (the "Ratio") of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FLAC has a ratio that is in excess of the minimum RBC requirements; accordingly, FLAC meets the RBC requirements.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  REINSURANCE

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Business Men's Assurance Company of America ("BMA") of Kansas City, Missouri, as well as Optimum Re Insurance Company ("Optimum Re") of Dallas, Texas, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum of $50,000 on any one insured. Currently, insurance ceded to Optimum Re is limited to the 10-year term policies. At December 31, 2002 and 2001, respectively, FLAC ceded inforce amounts totaling $37,665,863 and $31,878,00 of ordinary business and $36,508,000 and $31,027,000 of accidental death benefit risk.

Pursuant to the terms of the agreement with BMA, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as "Reinsurance premiums payable" in the accompanying balance sheet and recognized as "Reinsurance premiums ceded" in the accompanying income statement. At December 31, 2002 and 2001, respectively, the unpaid reinsurance premiums net of amortization totaled $ 39,886 and $32,142. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.

Effective April 1, 2001, FLAC entered into an Automatic Retrocession Pool Agreement (the "Reinsurance Pool") with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re's retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC's maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2002 and 2001, respectively, FLAC assumed inforce amounts totaling $7,101,312 and $1,279,511.


12.  RELATED PARTY TRANSACTIONS

During 2001 and 2000, the Company was party to a service agreement with FLAC to provide personnel, facilities, and services to FLAC. The services performed pursuant to the service agreement included underwriting, claim processing, accounting, processing and servicing of policies, and other services necessary to facilitate FLAC's business. The agreement was in effect until either party provided ninety days written notice of termination. Under the agreement, FLAC paid monthly fees based on life premiums delivered by FLAC. The percentages were 25% of first year life premiums; 40% of second year life premiums; 30% of third year life premiums, 20% of fourth year life premiums and 10% of life premiums in years five and thereafter. FLAC retained general insurance expenses related to its sales agency, such as agent training and licensing, agency meeting expenses, and agent's health insurance. Pursuant to the terms of the agreement, FLAC incurred expenses of $704,151 and $562,686 for the years ended December 31, 2001 and 2000, respectively.

Effective January 1, 2002, FLAC entered into a new service agreement with the Company. Under the terms of the agreement, the Company provides personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees. Services performed pursuant to the agreement are underwriting, claim processing, accounting, policy processing and other services necessary for FLAC to operate. The agreement is effective until either party provides 90 days written notice of termination. FLAC pays fees equal to the Company's cost of providing such services, including an appropriate allocation of the Company's overhead expenses, in accordance with accounting principles generally accepted in the United States of America. FLAC still bears all direct selling costs which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including the cost of any life or health insurance; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; directors fees and directors liability insurance; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC. Pursuant to the terms of the agreement, FLAC incurred expenses of $1,322,066 for the year ended December 31, 2002.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company contracted with FAC to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company paid fees based on a percentage of delivered premiums of FLAC. The percentages were 5.5% of first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums, and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $288,936, $142,785 and $117,246 of fees during 2002, 2001, and 2000, respectively.

Effective September 30, 2002 the Company acquired 525,000 shares of its common stock held by FAC for an aggregate purchase price of $1,002,750. In conjunction with the agreement to repurchase the stock, the Company also acquired 72,500 shares of its common stock held by six individuals associated with FAC for an aggregate purchase price of $138,475. In a related agreement, the Company and FAC agreed to terminate the management agreement between the parties through which the Company received administrative, reporting and underwriting services from FAC. Termination of the agreement occurred by the Company making a lump-sum payment of $212,000 to FAC on September 30, 2002. This amount represented the present value of fees earned by FAC under the agreement which would otherwise have been payable over time. These agreements effectively severed FAC's financial interest in the Company.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 2002 and 2001, the fair value of fixed maturities was $10,760,529 and $8,605,901, respectively.

Short-term Investments

The carrying value of short-term investments approximates their fair value. At December 31, 2002 and 2001, the fair value of short-term investments was $416,801 and $2,286,095, respectively.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates their fair value. At December 31, 2002 and 2001, the fair value of cash and cash equivalents was $400,062 and $463,363, respectively.

Policy Loans

The carrying value of policy loans approximates their fair value. At December 31, 2002 and 2001, the fair value of policy loans was $65,011 and $33,178, respectively.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Investments in Related Parties

The Company holds investments in related parties of $131,549 and $150,576 at December 31, 2002 and 2001, respectively. Of these amounts, $41,800 and $41,800 represent organizer shares purchased in the initial private placement of the respective entity at December 31, 2002 and 2001, respectively. These investments are restricted under Rule 144 of the Securities Act of 1933. There are no quoted market prices for these investments. These investments are carried at cost in the accompanying consolidated balance sheets.

The remaining $89,749 and $108,776 at December 31, 2002 and 2001 represents the Company's investment in First Computer Services, LLC ("FCS"). The company uses the equity method to account for this investment. Refer to Note 5 for more information.

Notes Receivable

The carrying value of notes receivable approximates their fair value. At December 31, 2002 and 2001, the fair value of notes receivable was $28,204 and $0 respectively.

14.  COMPREHENSIVE INCOME

In 1998, the Financial Accounting and Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires the detail of comprehensive income for the reporting period be disclosed in the financial statements. Comprehensive income consists of net income or loss for the current period adjusted for income, expenses gains and losses that are reported as a separate component of shareholders' equity rather than in the statement of operations. The financial statements have been prepared in accordance with SFAS 130.

The components of comprehensive income (loss) along with the related tax effects are presented for 2002, 2001, and 2000.

                                                      2002         2001         2000
                                                    ---------    ---------    ---------
Unrealized gain on available-for-sale securities:
     Unrealized holding gain during the period      $ 370,035    $  75,751    $ 254,589
     Tax expense                                     (129,514)     (28,700)     (86,560)
                                                    ---------    ---------    ---------

Other comprehensive income                          $ 240,521    $  47,051    $ 168,029
                                                    =========    =========    =========


Net income (loss)                                   $(547,226)   $(352,828)   $ 155,139
     Other comprehensive income net of
          tax effect:
          Unrealized investment gain                  240,521       47,051      168,029
                                                    ---------    ---------    ---------

Comprehensive loss                                  $(306,705)   $(305,777)   $ 323,168
                                                    =========    =========    =========

Net loss per common share-basic and diluted         $   (0.06)   $   (0.06)   $    0.06
                                                    =========    =========    =========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," became effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of December 31, 2002, 2001 and 2000 and for the years then ended is as follows:

                                                          Years ended December 31,

                                                    2002            2001            2000
                                                ------------    ------------    ------------
Revenues
        Life and annuity insurance operations   $  3,712,523    $  2,704,352    $  2,181,628
        Corporate operations                         446,625         514,796         482,187
                                                ------------    ------------    ------------
             Total                              $  4,159,148    $  3,219,148    $  2,663,815
                                                ============    ============    ============


Income (loss) before income taxes:
        Life and annuity insurance operations   $    480,628    $    532,626    $    537,649
        Corporate operations                        (625,386)       (734,059)       (245,768)
                                                ------------    ------------    ------------
             Total                              $   (144,758)   $   (201,433)   $    291,881
                                                ============    ============    ============


Depreciation and amortization expense:
        Life and annuity insurance operations   $    423,210    $    459,124    $    565,869
        Corporate operations                         134,999          87,698          15,666
                                                ------------    ------------    ------------
             Total                              $    558,209    $    546,822    $    581,535
                                                ============    ============    ============


Assets:
        Life and annuity insurance operations   $ 12,090,507    $  8,795,709    $  6,024,504
        Corporate operations                       6,656,009       8,444,254       8,356,250
                                                ------------    ------------    ------------
             Total                              $ 18,746,516    $ 17,239,963    $ 14,380,754
                                                ============    ============    ============