Form 10QSB
period 2003-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2003-05-15
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended March 31, 2003.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the transition period from                   to                      .
                                    -------------------  ----------------------


                        Commission file number : 0-25679
                                                 -------


                       FIRST AMERICAN CAPITAL CORPORATION
                    ---- -----------------------------------
              (Exact Name of small business issuer in its charter)


               Kansas                                                                   48-1187574
------------------------------------------                               ---------------------------------------
(State of incorporation)                                                 (I.R.S. Employer Identification Number)

1303 S.W.  First American Place   Topeka, Kansas 66604
--------------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number              (785) 267-7077
                          ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.10 Par Value - 4,687,078 shares as of May 1, 2003


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB

Part I.FINANCIAL INFORMATION                                 Page Numbers
----------------------------                                 ------------



Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets as of March 31, 2003
      and December 31, 2002 ..............................      3

Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2003 and 2002 .........      5

Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2003 and 2002 .........      6

Notes to Condensed Consolidated Financial Statements .....      8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............     10

Item 3.  Controls and Procedures .........................     13

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................     14

Signature ................................................     16

Certifications ...........................................     18


                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                      March 31,     December 31,
                                                                       2003             2002
ASSETS
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $10,402,683
            in 2003 and $10,096,482 in 2002)                        $11,083,152     $10,760,529
      Investments in real estate
                                                                        274,564         274,564
      Policy loans                                                       72,372          65,011
      Notes receivable (net of valuation allowance
            of $2,368 in 2003 and $2,368 in 2002)                        25,800          28,204
      Short-term investments                                            215,499         416,801
                                                                    -----------     -----------
Total investments                                                    11,671,387      11,545,109

Cash and cash equivalents                                               798,657         400,062
Investments in related parties                                          130,105         131,549
Accrued investment income                                               198,720         177,598
Accounts receivable                                                     360,900         322,421
Deferred policy acquisition costs (net of accumulated
     amortization of $1,769,564 in 2003 and $1,682,954 in 2002)
                                                                      3,571,448       3,186,587
Property and equipment (net of accumulated depreciation
     of $296,355 in 2003 and $264,976 in 2002)                        2,933,108       2,952,046
Other assets                                                             56,208          31,144
                                                                    -----------     -----------
Total assets                                                        $19,720,533     $18,746,516
                                                                    ===========     ===========

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                                    (Unaudited)
                                                                                     March 31,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                    2003              2002
Policy and contract liabilities:
     Annuity contract liabilities                                                   $  3,447,103      $  2,888,962
     Life policy reserves                                                              2,588,344         2,308,859
     Liability for policy claims
                                                                                          74,668            78,671
     Policyholder premium deposits

                                                                                         224,943           219,629
     Deposits on pending policy applications
                                                                                         154,432           197,013
     Reinsurance premiums payable

                                                                                          37,985            39,886
                                                                                    ------------      ------------
Total policy and contract liabilities                                                  6,527,475         5,733,020

Commissions, salaries, wages and benefits payable
                                                                                          70,966            55,230
Other liabilities

                                                                                         189,844           108,075
Note payable                                                                           1,867,888         1,888,844
Federal income taxes payable:
     Deferred                                                                          1,215,365         1,066,390
                                                                                    ------------      ------------
Total liabilities                                                                      9,871,538         8,851,559

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares issued and 4,687,078 shares outstanding in 2003 and 2002

                                                                                         544,958           544,958
Additional paid in capital                                                            12,380,523        12,380,523
Accumulated deficit                                                                   (2,134,118)       (2,076,839)
Accumulated other comprehensive income
                                                                                         443,115           431,798
Less: Treasury stock held at cost (762,500 shares in 2002 and 2001)                   (1,385,483)       (1,385,483)
                                                                                    ------------      ------------
Total shareholders' equity                                                             9,848,995         9,894,957
                                                                                    ------------      ------------
Total liabilities and shareholders' equity                                          $ 19,720,533      $ 18,746,516
                                                                                    ============      ============


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         (Unaudited)
                                                                     Three months ended
                                                                -----------------------------
                                                                 March 31,          March 31,
                                                                    2003                2002
                                                                    ----                ----

Revenues:
        Gross premium income                                    $ 1,203,771      $   898,338
        Reinsurance premiums
        assumed                                                         738             --
        Reinsurance premiums ceded                                  (45,013)         (34,545)
                                                                -----------      -----------
                 Net premium income                               1,159,496          863,793
        Net investment income                                       143,873          141,961
        Net realized gain on disposal of assets                         341               86
        Rental income                                                53,857           53,482
        Other income                                                   --              1,062
                                                                -----------      -----------
             Total revenue                                        1,357,567        1,060,384

Benefits and expenses:
        Increase in policy reserves                                 279,485          189,133
        Policyholder surrender values                                15,950           27,521
        Interest credited on annuities and premium deposits          62,114           32,005
        Death claims                                                 69,083             --
        Commissions                                                 408,668          301,470
        Policy acquisition costs deferred                          (471,471)        (399,264)
        Amortization of deferred policy
             acquisition costs                                       86,610           53,242
        Salaries, wages, and employee benefits                      395,217          351,653
        Miscellaneous taxes                                          10,298            7,399
        Administrative fees - related party                            --             42,849
        Other operating costs and expenses                          414,759          342,811
                                                                -----------      -----------
             Total benefits and expenses                          1,270,713          948,819
                                                                -----------      -----------
Income before income tax expense                                     86,854          111,565
                                                                -----------      -----------
Income tax expense                                                  144,133          110,156
                                                                -----------      -----------
Net income (loss)                                               $   (57,279)     $     1,409
                                                                ===========      ===========
Net income (loss) per common
    share - basic and diluted                                   $     (0.01)     $      0.00
                                                                ===========      ===========


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)    (Unaudited)
                                                                March 31,       March 31,
                                                                  2003           2002
                                                                  ----           ----
OPERATING ACTIVITIES:
Net income (loss)                                              $ (57,279)     $   1,409
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Interest credited on annuities and premium deposits          69,322         32,004
     Net realized investment gain                                   (341)           (86)
     Provision for depreciation and amortization                  31,378         32,798
     Equity loss in investment in affiliate                       11,444          7,119
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments               13,104         11,187
     Interest credited to certificates of deposit balances          --           (4,943)
     Provision for deferred federal income taxes                 144,133        109,965
     (Increase) decrease in accrued investment income            (21,122)         3,226
     Increase in accounts receivable                             (38,479)       (53,819)
     Increase in accounts receivable from affiliate                 --           (2,106)
     Increase in deferred policy acquisition costs, net         (384,861)      (346,022)
     Increase in policy loans                                     (7,361)        (9,658)
     Increase in other assets                                    (25,064)       (15,097)
     Increase in policy reserves                                 279,485        189,134
     Decrease in liability for policy claims                      (4,003)          --
     Decrease in deposits on pending policy applications         (42,581)       (23,497)
     (Decrease) increase in reinsurance premiums payable          (1,901)         5,011
     Increase in commissions, salaries, wages and
         benefits payable                                         15,736         41,568
     Decrease in accounts payable to affiliate                      --           (2,048)
     Increase in other liabilities                                81,769        337,794
                                                               ---------      ---------
Net cash provided by operating activities                      $  63,379      $ 313,939

                       FIRST AMERICAN CAPITAL CORPORATION


                                                                 (Unaudited)    (Unaudited)
                                                                   March 31,      March 31,
                                                                    2003            2002
                                                                    ----            ----
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities             $(617,925)     $(1,057,848)
     Sale or maturity of available-for-sale fixed maturities       300,000          973,000
     Additions to property and equipment, net                      (12,440)         (11,712)
     Purchase of investments in affiliates                         (10,000)          (2,341)
     Changes in notes receivable, net                                2,404          (25,000)
     Short-term investments disposed, net                          200,000          425,011
                                                                 ---------      -----------
Net cash (used in) provided by investing activities               (137,961)         301,110

FINANCING ACTIVITIES:
     Payments on note payable                                      (20,956)         (19,570)
     Deposits on annuity contracts, net                            492,204          344,827
     Policyholder premium deposits, net                              1,929           (7,550)
                                                                 ---------      -----------
Net cash provided by financing activities                          473,177          317,707
                                                                 ---------      -----------
Increase in cash and cash equivalents                              398,595          932,756

Cash and cash equivalents, beginning of period                     400,062          463,363
                                                                 ---------      -----------
Cash and cash equivalents, end of period                         $ 798,657      $ 1,396,119
                                                                 =========      ===========


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three months ended March 31, 2003 and 2002 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.    INVESTMENTS IN RELATED PARTIES

The Company owns a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation ("FAC") of Lexington, Kentucky. At March 31, 2003, the carrying value of the FCS investment was $88,305. This amount represents total capital contributions of $135,000 reduced by the Company's $46,695 share of the cumulative net operating losses to date. Selected financial data for FCS at March 31, 2003 and for the period ended March 31, 2003 is listed below.

Total Assets:                     $ 176,610
Total Liabilities:                        0
Total Liabilities and Equity:       176,610
Loss from Operations:               (22,888)

3.    NET EARNINGS PER COMMON SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average common shares outstanding were 4,687,078 and 5,273,985 at March 31, 2003 and March 31, 2002, respectively.

4.    FEDERAL INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    COMPREHENSIVE INCOME

The components of comprehensive income along with the related tax effects for the three months ended March 31, 2003 and 2002 are as follows:

                                                            Three Months Ended
                                                          March 31,     March 31,
                                                            2003          2002
                                                            ----          ----
Unrealized gain on available-for-sale securities:
     Unrealized holding gain (loss) during the period     $ 17,413      $(115,332)
     Tax (expense) benefit                                  (6,096)        40,365
                                                          --------      ---------
Other comprehensive income (loss)                         $ 11,317      $ (74,967)
                                                          ========      =========


Net income (loss)                                         $(57,279)     $   1,409
     Other comprehensive income net of
          tax effect:
          Unrealized investment gain (loss)                 11,317        (74,967)
                                                          --------      ---------
Comprehensive loss                                        $(45,962)     $ (73,558)
                                                          ========      =========
Net loss per common share-basic and diluted               $  (0.01)     $   (0.01)
                                                          ========      =========


6.    SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information for the three months ended March 31, 2003 and 2002 and as of March 31, 2003 and December 31, 2002 is as follows:

                                                      Three Months Ended
                                                    March 31,        March 31,
                                                      2003              2002
Revenues:
        Life and annuity insurance operations     $ 1,271,184      $   954,018
        Corporate  operations                          86,383          106,366
                                                  -----------      -----------
             Total                                $ 1,357,567      $ 1,060,384
                                                  ===========      ===========


Income before income taxes:
        Life and annuity insurance operations     $   325,819      $   276,844
        Corporate operations                         (238,965)        (165,279)
                                                  -----------      -----------
             Total                                $    86,854      $   111,565
                                                  ===========      ===========

Depreciation and amortization
expense:
        Life and annuity insurance operations     $    86,610      $    53,242
        Corporate operations                           31,378           32,798
                                                  -----------      -----------
             Total                                $   117,988      $    86,040
                                                  ===========      ===========

Segment asset information as of March 31, 2003 and December 31, 2002:

                                                   March 31,      December 31,
                                                     2003             2002
Assets:
        Life and annuity insurance operations     $13,204,098     $12,090,507

        Corporate operations                        6,516,435       6,656,009
                                                  -----------     -----------
             Total                                $19,720,533     $18,746,516
                                                  ===========     ===========


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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2002 to March 31, 2003 are highlighted below.

Total assets increased from $18,746,516 at December 31, 2002 to $19,720,533 at March 31, 2003. The Company's available-for-sale fixed maturities had a fair value of $11,083,152 and $10,760,529 at March 31, 2003 and December 31, 2002,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity.

Short-term investments decreased from $416,801 at December 31, 2002 to $215,499 at March 31, 2003. The reduction of short-term investments held by the Company was due to bonds maturing during the three months ended March 31, 2003, and the proceeds were used to purchase available-for-sale securities. This resulted in a $201,302 or 48% decrease in short-term investments.

Cash and cash equivalents increased $398,595 from $400,062 at December 31, 2002 to $798,657 at March 31, 2003. Refer to the statement of cash flows for sources and uses of cash.

Accounts receivable increased 12% from $322,421 at December 31, 2002 to $360,900 at March 31, 2003. The increase is due primarily to a $26,859 increase in amounts due from agents and a $11,860 increase in due premiums. These amounts are expected to be fully recoverable.

Deferred policy acquisition costs, net of amortization, increased 12% from $3,186,587 at December 31, 2002 to $3,571,448 at March 31, 2003 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and other fees incurred in the first policy year.

Other assets increased 80% from $31,144 at December 31, 2002 to $56,208 at March 31, 2003. The increase is primarily due to an increase in escrow deposits of $26,316.

Liabilities increased to $9,871,538 at March 31, 2003 from $8,851,559 at December 31, 2002. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased $279,485 or 12% from December 31, 2002 to March 31, 2003. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death.

There was a 19% increase in the amount of $558,141 for annuity contract liabilities from December 31, 2002 to March 31, 2003. According to the design of FLAC's primary life insurance product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first three months of 2003, annuity contract liabilities increased as additional policies reached the second policy year.

Deposits on pending policy applications decreased from $197,013 at December 31, 2002 to $154,432 at March 31, 2003 because of the timing issues associated with receipt and application of premium payments.

There was an increase of $15,736 in commissions, salaries, wages and benefits payable from the December 31, 2002 balance of $55,230 to the March 31, 2003 balance of $70,966. The increase is attributable to an increase in the number of employees and the timing factors associated with payroll dates.

Other liabilities increased $81,769 from $108,075 at December 31, 2002 to $189,844 at March 31, 2003. The increase in other liabilities is primarily attributable to an increase in accounts payable of $65,333 resulting from the timing of the receipt of two significant invoices for legal and audit services.

Federal income taxes payable have increased 14% from $1,066,390 at December 31, 2002 to $1,215,365 at March 31, 2003. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of FLAC and on unrealized gains of fixed maturities.

Results of Operations

Revenues for the three months ended March 31, 2003 totaled $1,357,567 as compared to $1,060,384 for the same period of 2002. The increase is primarily due to a 34% increase in net premium income of $295,703 resulting from the growth in the policyholder base.

Benefits and expenses for the three months ended March 31, 2003 totaled $1,270,713 as compared to $948,819 for the same period of 2002. The total increase in benefits and expenses is $321,894 or 34%. Other operating costs accounted for $71,948 of the total increase due to increases in legal fees of $36,384, an increase in audit fees of $27,500 and an increase in board fees of 26,425. These increases were offset by a decrease in agency related expenses of $22,790. As a result of the growth in the policyholder base, the increase in policy reserves was $90,352 greater than the same period in 2002. Salaries and wages increased $43,564 as a result of an increase in the number of employees. Commissions increased $107,198 due to the increase in premium income and increased sales of the Final Expense product. Commission rates paid on first year premiums received on the Final Expense product are typically higher than those paid on the other products being marketed by FLAC. Administration fees decreased $42,849 when compared to the same period in 2002 due the termination of the management agreement with First Alliance Corporation. Death claims for the three months ended March 31, 2003 totaled $69,083 as compared to $0 at March 31, 2002. The increase is due to the maturation of policies. There were no death claims during the three months ended March 31, 2002. Interest credited on annuities and premium deposits increased $30,109 for the three months ended March 31, 2003 compared to March 31,

2002. The increase is due to the design of FLAC's primary life insurance product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first three months of 2003, interest credited on annuities increased as additional policies reached the second policy year.

Liquidity and Capital Resources

During the quarters ended March 31, 2003 and 2002, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash provided by operating activities during the periods ended March 31, 2003 and 2002 totaled $63,379 and $313,939, respectively.

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

ITEM  3. CONTROLS AND PROCEDURES

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

                                     Part II

                                OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K

a)    INDEX TO EXHIBITS

Exhibit No.       Description
-----------       -----------

3.1 Articles of Incorporation of First American Capital Corporation (Incorporated by reference from Exhibit 2.1 to the Registrant's amended Form 10-SB filed August 13, 1999)

3.2 Amendment II To Bylaws of First American Capital Corporation (Incorporated by reference from Exhibit 3.2 to the Registrant's Form 10-KSB filed March 31, 2003)

4 Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible, Callable Preferred Stock (Incorporated by reference from Exhibit 3 to the Registrant's amended Form 10-SB filed August 13, 1999)

10.1 Form of Advisory Board Contract (Incorporated by reference from Exhibit 6.2 to the Registrant's amended Form 10-SB filed August 13, 1999)

10.2 Service Agreement effective December 2, 1998 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 6.3 to the Registrant's amended Form 10-SB filed August 13, 1999)

10.3 Service Agreement effective January 1, 2002 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-KSB filed March 31, 2003)

10.4 Management Agreement between First American Capital Corporation and First Alliance Corporation (Incorporated by reference from Exhibit 6.4 to the Registrant's amended Form 10-SB filed August 13, 1999)

10.5 Termination and Release Agreement dated September 17, 2002 between First American Capital Corporation and First Alliance Corporation (Incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K filed September 25, 2002)

10.6 Stock Purchase Agreement dated September 17, 2002 between First American Capital Corporation and First Alliance Corporation (Incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K filed September 25, 2002)

10.7 Employment Agreement effective November 1, 1998 between First American Capital Corporation and Rickie D. Meyer (Incorporated by reference from Exhibit 6.5 to the Registrant's Form 10-SB filed August 13, 1999)

10.8 Employment Agreement effective November 1, 1998 between First American Capital Corporation and Michael N. Fink (Incorporated by reference from Exhibit 6.6 to the Registrant's Form 10-SB filed August 13, 1999)

10.9 Employment Agreement effective November 1, 2000 between First American Capital Corporation and Phillip M. Donnelly (Incorporated by reference from Exhibit 10.9 to the Registrant's Form 10-KSB filed March 31, 2003)

10.10 Operating Agreement of First Computer Services, LLC dated December 1, 2001 (Incorporated by reference from Exhibit 10.10 to the Registrant's Form 10-KSB filed March 31, 2003)

10.11 Automatic Umbrella and Bulk ADB Reinsurance Agreements effective September 1, 1998 between First Life America Corporation and Business Men's Assurance Company of America (Incorporated by reference from Exhibit 6.8 to the Registrant's Form 10-SB filed August 13, 1999)

21 Subsidiaries of First American Capital Corporation (Incorporated by reference from Exhibit 21 to the Registrant's Form 10-KSB filed March 31, 2003)

99.1              CEO Certification pursuant to 18 U.S.C. Section 1350, dated
                  May 15, 2003 (*)

99.2              CFO Certification pursuant to 18 U.S.C. Section 1350, dated
                  May 15, 2003 (*)

(*)               Filed herewith

b) The Company did not file any reports on form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN CAPITAL CORPORATION


Date:      5/15/03                 By:    /s/ Vincent L. Rocereto
    -------------------              -------------------------------------------
                                           Vincent L. Rocereto
                                           President and Chief Executive Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN CAPITAL CORPORATION


Date: 5/15/03                 By:    /s/ Harland E. Priddle
    -------------                ----------------------------------------------
                                  Harland E. Priddle
                                  Secretary, Treasurer & Chief Financial Officer

                                 CERTIFICATIONS

I, Vincent L. Rocereto, certify, that:


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

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date 5/15/03               /s/ Vincent L. Rocereto
------------               -----------------------
                                 Vincent L. Rocereto,
                                 President and Chief Executive Officer

                                 CERTIFICATIONS

I, Harland E. Priddle, certify, that:


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


      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

Date 5/15/03               /s/ Harland E. Priddle
------------               --------------------------
                                Harland E. Priddle

                                Secretary, Treasurer and Chief Financial Officer