Form 10QSB
period 2003-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2003-08-19
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                     to                    .
                                     --------------------  --------------------


                        Commission file number : 0-25679


                       FIRST AMERICAN CAPITAL CORPORATION
              ----------------------------------------------------
              (Exact Name of small business issuer in its charter)


            Kansas                                      48-1187574
-------------------------------          ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

1303 S.W.  First American Place   Topeka, Kansas 66604
------------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number                      (785) 267-7077
                          -----------------------------------

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

Common Stock, $.10 Par Value - 4,687,078 shares as of August 1, 2003

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB




Part I.     FINANCIAL INFORMATION                                                                    Page Numbers
                                                                                                     ------------
Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets as of June 30, 2003
      and December 31, 2002............................................................................   3

Condensed Consolidated Statements of Operations for the
      three months ended June 30, 2003 and 2002 and for
      the six months ended June 30, 2003 and 2002......................................................   5

Condensed Consolidated Statements of Cash Flows for the
      six months ended June 30, 2003 and 2002..........................................................   6

Notes to Condensed Consolidated Financial Statements...................................................   8

Item 2.  Management's Discussion and Analysis or Plan
             of Operation..............................................................................  11

Item 3.  Controls and Procedures.......................................................................  14

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................  15

Item 4. Submission of Matters to a Vote of Security Holders............................................  15

Item 5. Other Information..............................................................................  17

Item 6. Exhibits and Reports on Form 8-K...............................................................  17

SIGNATURES.............................................................................................  19

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                              June 30,       December 31,
                                                                                2003             2002
                                                                           -------------     -------------
ASSETS
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $10,752,545
            in 2003 and $10,096,482 in 2002)                               $  11,587,529     $  10,760,529
      Investments in real estate                                                 274,564           274,564
      Policy loans                                                                76,506            65,011
      Notes receivable (net of valuation allowance
            of $2,368 in 2003 and $2,368 in 2002)                                 23,359            28,204
      Short-term investments                                                      90,000           416,801
                                                                           -------------     -------------
Total investments                                                             12,051,958        11,545,109

Cash and cash equivalents                                                        576,075           400,062
Investments in related parties                                                   118,513           131,549
Accrued investment income                                                        182,877           177,598
Accounts receivable                                                              392,442           322,421
Deferred policy acquisition costs (net of accumulated
     amortization of $1,904,370 in 2003 and $1,682,954 in 2002)                3,823,447         3,186,587
Property and equipment (net of accumulated depreciation
     of $327,944 in 2003 and $264,976 in 2002)                                 2,901,519         2,952,046
Other assets                                                                      40,683            31,144
                                                                           -------------     -------------
Total assets                                                               $  20,087,514     $  18,746,516
                                                                           =============     =============

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                                           (Unaudited)
                                                                                             June 30,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                           2003                2002
                                                                                          --------------      --------------

Policy and contract liabilities:
     Annuity contract liabilities                                                         $    3,874,862      $    2,888,962
     Life policy reserves                                                                      2,786,750           2,308,859
     Liability for policy claims                                                                  35,766              78,671
     Policyholder premium deposits                                                               239,727             219,629
     Deposits on pending policy applications                                                      22,414             197,013
     Reinsurance premiums payable                                                                 37,468              39,886
                                                                                          --------------      --------------
Total policy and contract liabilities                                                          6,996,987           5,733,020

Commissions, salaries, wages and benefits payable                                                 22,694              55,230
Other liabilities                                                                                403,671             108,075
Note payable                                                                                   1,867,558           1,888,844
Federal income taxes payable:
     Deferred                                                                                    644,343           1,066,390
                                                                                          --------------      --------------
Total liabilities                                                                              9,935,253           8,851,559

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares
     issued and 4,687,078 shares outstanding in 2003 and 2002                                    544,958             544,958
Additional paid in capital                                                                    12,380,523          12,380,523
Accumulated deficit                                                                           (2,055,720)         (2,076,839)
Accumulated other comprehensive income                                                           667,983             431,798
Less: Treasury stock held at cost (762,500 shares in 2003 and 2002)                           (1,385,483)         (1,385,483)
                                                                                          --------------      --------------
Total shareholders' equity                                                                    10,152,261           9,894,957
                                                                                          --------------      --------------
Total liabilities and shareholders' equity                                                $   20,087,514      $   18,746,516
                                                                                          ==============      ==============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     (Unaudited)                         (Unaudited)
                                                                  Three months ended                  Six months ended
                                                               June 30,          June 30,          June 30,          June 30,
                                                                 2003              2002              2003              2002
                                                             ------------      ------------      ------------      ------------
Revenues:
        Gross premium income                                 $    904,641      $    790,328      $  2,108,412      $  1,688,666
        Reinsurance premiums assumed                                2,332                --             3,070                --
        Reinsurance premiums ceded                                (29,848)          (33,434)          (74,861)          (67,979)
                                                             ------------      ------------      ------------      ------------
                 Net premium income                               877,125           756,894         2,036,621         1,620,687
        Net investment income                                     143,281           137,624           287,154           279,585
        Net realized gain (loss) on disposal of assets                 --           (16,391)              341           (16,305)
        Rental income                                              53,856            53,481           107,712           106,963
        Other income                                                   --               (72)               --               990
                                                             ------------      ------------      ------------      ------------
             Total revenue                                      1,074,262           931,536         2,431,828         1,991,920

Benefits and expenses:
        Increase in policy reserves                               198,406           242,261           477,891           431,394
        Policyholder surrender values                              13,450            10,128            29,400            37,649
        Interest credited on annuities and
             premium deposits                                      72,209            38,720           134,323            70,725
        Death claims                                               64,387             1,074           133,470             1,074
        Commissions                                               321,073           263,212           729,741           564,682
        Policy acquisition costs deferred                        (386,806)         (363,662)         (858,277)         (762,926)
        Amortization of deferred policy
             acquisition costs                                    134,807           163,828           221,417           217,070
        Salaries, wages, and employee benefits                    285,656           334,322           680,873           685,975
        Miscellaneous taxes                                        59,586            11,728            69,884            19,127
        Administrative fees - related party                            --            23,293                --            66,142
        Other operating costs and expenses                        733,764           381,946         1,148,522           724,757
                                                             ------------      ------------      ------------      ------------
             Total benefits and expenses                        1,496,532         1,106,850         2,767,244         2,055,669
                                                             ------------      ------------      ------------      ------------

Loss before income tax expense                                   (422,270)         (175,314)         (335,416)          (63,749)
                                                             ------------      ------------      ------------      ------------

Income tax (benefit) expense                                     (500,668)           47,329          (356,535)          157,485
                                                             ------------      ------------      ------------      ------------

Net income (loss)                                            $     78,398      $   (222,643)     $     21,119      $   (221,234)
                                                             ============      ============      ============      ============

Net income (loss) per common
        share - basic and diluted                            $       0.02      $      (0.04)     $       0.00      $      (0.04)
                                                             ============      ============      ============      ============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          (Unaudited)      (Unaudited)
                                                                            June 30,        June 30,
                                                                              2003            2002
                                                                          -----------      ----------

OPERATING ACTIVITIES:
Net income (loss)                                                          $   21,119      $ (221,234)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Interest credited on annuities and premium deposits                       72,977          70,725
     Net realized investment (gain) loss                                         (341)         16,305
     Provision for depreciation and amortization                               62,968          65,895
     Equity loss in investment in affiliate                                    23,036          14,431
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                            31,999          25,947
     Interest credited to certificates of deposit balances                         --          (6,301)
     Provision for deferred federal income taxes                             (356,537)        157,295
     (Increase) decrease in accrued investment income                          (5,279)            839
     Increase in accounts receivable                                          (70,021)       (127,654)
     Increase in accounts receivable from affiliate                                --          (6,199)
     Increase in deferred policy acquisition costs, net                      (636,860)       (545,856)
     Increase in policy loans                                                 (11,495)        (14,254)
     Increase in other assets                                                  (9,539)        (34,766)
     Increase in policy reserves                                              477,891         431,395
     (Decrease) increase in liability for policy claims                       (42,905)             78
     Decrease in deposits on pending policy applications                     (174,599)        (11,077)
     (Decrease) increase in reinsurance premiums payable                       (2,418)          7,079
     (Decrease) increase in commissions, salaries, wages and
         benefits payable                                                     (32,536)         28,160
     Decrease in accounts payable to affiliate                                     --          (7,738)
     Increase in other liabilities                                            295,596          18,582
                                                                           ----------      ----------
Net cash used in operating activities                                      $ (356,944)     $ (138,348)

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                      (Unaudited)        (Unaudited)
                                                                        June 30,           June 30,
                                                                          2003               2002
                                                                      -------------      -------------

INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities                  $  (1,411,182)     $  (2,236,577)
     Sale or maturity of available-for-sale fixed maturities                725,000          1,517,300
     Additions to property and equipment, net                               (12,441)           (15,741)
     Purchase of investments in affiliates                                  (10,000)            (9,807)
     Changes in notes receivable, net                                         4,845            (30,000)
     Short-term investments disposed, net                                   325,000            626,439
                                                                      -------------      -------------
Net cash used in investing activities                                      (378,778)          (148,386)

FINANCING ACTIVITIES:
     Payments on note payable                                               (21,286)           (38,734)
     Deposits on annuity contracts, net                                     919,963            627,896
     Policyholder premium deposits, net                                      13,058             (1,116)
                                                                      -------------      -------------
Net cash provided by financing activities                                   911,735            588,046
                                                                      -------------      -------------

Increase in cash and cash equivalents                                       176,013            301,312

Cash and cash equivalents, beginning of period                              400,062            463,363
                                                                      -------------      -------------

Cash and cash equivalents, end of period                              $     576,075      $     764,675
                                                                      =============      =============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month and six month periods ended June 30, 2003 and 2002 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

2. INVESTMENTS IN RELATED PARTIES

The Company owns a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation ("FAC") of Lexington, Kentucky. At June 30, 2003, the carrying value of the FCS investment was $76,713. This amount represents total capital contributions of $135,000 reduced by the Company's $58,287 share of the cumulative net operating losses to date. Selected financial data for FCS at June 30, 2003 and for the period ended June 30, 2003 is listed below.

                             Total Assets:                          $   153,425
                             Total Liabilities:                               0
                             Total Liabilities and Equity:              153,425
                             Loss from Operations:                      (46,073)

3. NET EARNINGS PER COMMON SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding was 4,687,078 for the three and six months ended June 30, 2003. The weighted average number of common shares outstanding was 5,273,985 for the three and six months ended June 30, 2002.

4. FEDERAL INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Effective June 30, 2003, the Company commenced calculating deferred taxes based on a consolidated income tax return approach. In conjunction therewith, the Company reduced the tax rate used to calculate deferred taxes from 35% to 20%. The impact of this change in accounting estimate is reflected in the current quarter summary of operations. Income tax expense was reduced by $532,546, or $.11 per share, for the three and six month periods ended June 30, 2003, resulting in an income tax benefit of $500,668 for the three months ended June 30, 2003 and $356,535 for the six months ended June 30, 2003.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. NOTE PAYABLE

On April 22, 2003, the Company refinanced the note to Columbian Bank and Trust Company with a note from Western National Bank. The note is secured by the home office building. The note will mature on April 22, 2013. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest on April 22, 2013. Interest will be accrued at 6% until April 22, 2008 at which time the rate may change. The interest rate change will be the Wall Street Journal Prime Rate of Interest, subject to a floor of 6% and a ceiling of 9.5%.

Required future principal payments are as follows:

                        Principal
     Year                 Payment
----------------     ----------------
            2003     $         24,551
            2004               51,400
            2005               54,936
            2006               58,373
            2007               62,024
      Thereafter            1,616,274
                     ----------------
           Total     $      1,867,558
                     ================


6. COMPREHENSIVE INCOME

The components of comprehensive income along with the related tax effects for the three months and six months ended June 30, 2003 and 2002 are as follows:


                                                                         Three Months Ended               Six Months Ended
                                                                       June 30,        June 30,         June 30,        June 30,
                                                                         2003            2002             2003            2002
                                                                      -----------     -----------      -----------     -----------
        Unrealized gain on available-for-sale securities:
           Unrealized holding gain during the period                  $   153,261     $   239,402      $   170,674     $   124,070
           Tax benefit (expense)                                           71,607         (83,791)          65,511         (43,426)
                                                                      -----------     -----------      -----------     -----------

        Other comprehensive income                                    $   224,868     $   155,611      $   236,185     $    80,644
                                                                      ===========     ===========      ===========     ===========

        Net income (loss)                                             $    78,398     $  (222,643)     $    21,119     $  (221,234)
           Other comprehensive income net of
                 tax effect:
                 Unrealized investment gain                               224,868         155,611          236,185          80,644
                                                                      -----------     -----------      -----------     -----------

        Comprehensive income (loss)                                   $   303,266     $   (67,032)     $   257,304     $  (140,590)
                                                                      ===========     ===========      ===========     ===========

        Net income (loss) per common share-basic and diluted          $      0.06     $     (0.01)     $      0.05     $     (0.03)
                                                                      ===========     ===========      ===========     ===========

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information for the three months and six months ended June 30, 2003 and 2002 and as of June 30, 2003 and December 31, 2002 is as follows:

                                                                 Three Months Ended                    Six Months Ended
                                                              June 30,          June 30,          June 30,          June 30,
                                                                2003             2002               2003              2002
                                                            ------------      ------------      ------------      ------------
Revenues:
        Life and annuity insurance operations               $    989,969      $    840,390      $  2,261,153      $  1,794,409
        Corporate operations                                      84,293            91,146           170,675           197,511
                                                            ------------      ------------      ------------      ------------
             Total                                          $  1,074,262      $    931,536      $  2,431,828      $  1,991,920
                                                            ============      ============      ============      ============

Income before income taxes:
        Life and annuity insurance operations               $     (3,432)     $    (69,932)     $    322,387      $    206,911
        Corporate operations                                    (418,838)         (105,382)         (657,803)         (270,660)
                                                            ------------      ------------      ------------      ------------
             Total                                          $   (422,270)     $   (175,314)     $   (335,416)     $    (63,749)
                                                            ============      ============      ============      ============

Depreciation and amortization expense:
        Life and annuity insurance operations               $    134,807      $    163,828      $    221,417      $    217,070
        Corporate operations                                      31,590            33,097            62,968            65,895
                                                            ------------      ------------      ------------      ------------
             Total                                          $    166,397      $    196,925      $    284,385      $    282,965
                                                            ============      ============      ============      ============

Segment asset information as of June 30, 2003 and December 31, 2002:

                                                          June 30,        December 31,
                                                            2003              2002
                                                       -------------     -------------

Assets:
        Life and annuity insurance operations          $  13,905,014     $  12,090,507
        Corporate operations                               6,182,500         6,656,009
                                                       -------------     -------------
             Total                                     $  20,087,514     $  18,746,516
                                                       =============     =============

8. SUBSEQUENT EVENTS

On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, Inc.("AF&L"), a long-term care insurance company, and certain of its affiliates through the payment to AF&L of $150,000 plus $15,000 in attorney fees. The AF&L initially claimed that its damages were approximately $560,000. The Company denies any liability in connection with the claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2002 to June 30, 2003 are highlighted below.

Total assets increased from $18,746,516 at December 31, 2002 to $20,087,514 at June 30, 2003. The Company's available-for-sale fixed maturities had a fair value of $11,587,529 and $10,760,529 at June 30, 2003 and December 31, 2002,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity.

Short-term investments decreased from $416,801 at December 31, 2002 to $90,000 at June 30, 2003. The reduction of short-term investments held by the Company is attributable to bonds maturing during the six months ended June 30, 2003, and the proceeds being used to purchase available-for-sale securities. This resulted in a $326,801 or 78% decrease in short-term investments.

Cash and cash equivalents increased $176,013 from $400,062 at December 31, 2002 to $576,075 at June 30, 2003. Refer to the statement of cash flows for sources and uses of cash.

Accounts receivable increased 22% from $322,421 at December 31, 2002 to $392,442 at June 30, 2003. The increase is due to a $29,183 increase in amounts due from agents, a $59,159 increase in due premiums, and a $18,321 decrease in other receivables. These amounts are expected to be fully recoverable.

Deferred policy acquisition costs, net of amortization, increased 20% from $3,186,587 at December 31, 2002 to $3,823,447 at June 30, 2003 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and other fees incurred in the first policy year.

Liabilities increased to $9,935,253 at June 30, 2003 from $8,851,559 at December 31, 2002. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased $477,891 or 21% from December 31, 2002 to June 30, 2003. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims are recorded based on reported death.

There was a 34% increase in the amount of $985,900 for annuity contract liabilities from December 31, 2002 to June 30, 2003. According to the design of FLAC's primary life insurance product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first six months of 2003, annuity contract liabilities increased as additional policies reached the second policy year.

Deposits on pending policy applications decreased from $197,013 at December 31, 2002 to $22,414 at June 30, 2003 because of the timing issues associated with receipt and application of premium payments.

There was a decrease of $32,536 in commissions, salaries, wages and benefits payable from the December 31, 2002 balance of $55,230 to the June 30, 2003 balance of $22,694. The decrease is attributable to a decrease in the number of employees and the timing factors associated with payroll and commission run dates.

Other liabilities increased $295,596 from $108,075 at December 31, 2002 to $403,671 at June 30, 2003. The increase in other liabilities is primarily attributable to a pending legal settlement to AF&L, Inc. in the amount of $165,000. Additionally, there was an increase of $108,794 in accounts payable. The increase results from the timing of the receipt of significant invoices for legal and annual meeting expenses. The significance of the invoices is directly related to the Company's proxy contest and litigation surrounding such contest.

Federal income taxes payable have decreased 40% from $1,066,390 at December 31, 2002 to $644,343 at June 30, 2003. Federal income taxes payable represent deferred taxes established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and on unrealized gains of fixed maturities. The decrease in deferred income taxes payable is primarily attributable to the reduction in the tax rate used to calculate deferred taxes under a consolidated tax return approach from 35% to 20%.

Results of Operations

Revenues for the six months ended June 30, 2003 totaled $2,431,828 as compared to $1,991,920 for the same period of 2002. The increase is primarily due to a 26% increase in net premium income of $415,934 resulting from the growth in the policyholder base. The increase in net premium income has been driven by increased sales of the Company's Final Expense product and renewal year premiums collected on the Company's FA2000 product. First year premiums collected on the FA2000 product have decreased from prior year as a result of the disruptive affect of the Company's 2003 proxy contest on its customers, shareholders and its marketing agents used to market the Company's FA2000 product.

Revenues for the three months ended June 30, 2003 totaled $1,074,262 as compared to $931,536 for the same period of 2002. The increase is primarily due to a 16% increase in net premium income of $120,231 resulting from the growth in the policyholder base. The increase in net premium income has been driven by increased sales of the Company's Final Expense product and renewal year premiums collected on the Company's FA2000 product. First year premiums collected on the FA2000 product have decreased from prior year as a result of the disruptive affect of the Company's 2003 proxy contest on its customers, shareholders and its marketing agents used to market the Company's FA2000 product.

Benefits and expenses totaled $2,767,244 and $2,055,669 for the six months ended June 30, 2003 and 2002, respectively. In total, benefits and expenses increased $711,575, or 35%. Other operating costs accounted for $423,765 of the total increase resulting from significant increases in legal fees ($194,273), annual meeting expense ($128,869), audit fees ($27,126) and board fees ($26,425). The increases in legal fees, annual meeting expense and board fees are directly related to the Company's 2003 proxy contest and the litigation surrounding such contest. See "Submission of Matters to a Vote of the Security Holders." The increase in audit fees is a result of additional work being required due to the growth of the Company and the audit now being performed on a stand-alone basis. The increase in other operating costs is also attributable to $165,000 in legal settlement fees due to AF&L. See "Other Information." These increases were offset by decreases in agency related expenses ($78,044) and travel, meals and entertainment expenses ($30,070). The decreases in agency related expenses and travel, meals and entertainment expenses are the result of management implementing tighter control of these expense areas during the current quarter. As a result of the growth in the policyholder base, the increase in policy reserves was $46,497 greater than the same period in 2002. Commissions increased $165,059 due to the increase in premium income and increased sales of the Final Expense product. Commission rates paid on first year premiums received on the Final Expense product are typically higher than those paid on the other products being marketed by FLAC. Administration fees decreased $66,142 when compared to the same period in 2002 due to the termination of the management agreement with First Alliance Corporation. Death claims for the six months ended June 30, 2003 totaled $133,470 as compared to $1,074 at June 30, 2002. The increase is due to the maturation of policies. Interest credited on annuities and premium deposits increased $63,598 for the six months ended June 30, 2003 compared to June 30, 2002. The increase is due to the design of FLAC's primary life insurance product whereby first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first six months of 2003, interest credited on annuities increased as additional policies reached the second policy year.

Benefits and expenses totaled $1,496,532 and $1,106,850 for the three months ended June 30, 2003 and 2002, respectively. In total, benefits and expenses increased $389,682, or 20%. Other operating costs accounted for $351,818 of the total increase resulting from significant increases in legal fees ($157,961) and annual meeting expense ($128,869). The increases in legal fees and annual meeting expense are directly related to the Company's 2003 proxy contest and the litigation surrounding such contest. The increase in other operating costs is also attributable to $165,000 in legal settlement fees due to AF&L. These increases were offset by decreases in agency related expenses ($57,172) and travel, meals and entertainment expenses ($26,890). The decreases in agency related expenses and travel, meals and entertainment expenses are the result of management implementing tighter control of these expense areas during the current quarter. The increase in policy reserves was $43,855 less than the same period in 2002. Salaries and wages decreased $48,666 as a result of a decrease in the number of employees. Commissions increased $57,861 due to the increase in premium income and increased sales of the Final Expense product. Commission rates paid on first year premiums received on the Final Expense product are typically higher than those paid on the other products being marketed by FLAC. Administration fees decreased $23,293 when compared to the same period in 2002 due to the termination of the management agreement with First Alliance Corporation. Death claims for the three months ended June 30, 2003 totaled $64,387 as compared to $1,074 at June 30, 2002. The increase is due to the maturation of policies. Interest credited on annuities and premium deposits increased $33,489 for the three months ended June 30, 2003 compared to June 30, 2002. The increase is due to the design of FLAC's primary life insurance product whereby first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Liquidity and Capital Resources

During the quarters ended June 30, 2003 and 2002, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash used in operating activities during the six months ended June 30, 2003 and 2002 totaled $356,944 and $138,348, respectively. The increase in net cash used in operating activities during the six months ended June 30, 2003 is directly related to the Company's 2003 proxy contest and the litigation surrounding such contest.

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

The Company's former president has made a demand on the Company for the payment of $250,000 in severance benefits under his employment agreement. The Company denies the allegation. If this claim is found to be meritorious, the Company's liquidity could be adversely affected.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that has materially affected or is reasonably likely to materially affect internal control over financial reporting subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls over financial reporting requiring corrective actions.
As a result, no corrective actions were taken.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Company recently settled litigation arising from the proxy contest for the election of directors at the Company's 2003 annual meeting.

On May 30, 2003, Rickie D. Meyer and Michael M. Fink, shareholders, directors and former officers of the Company, initiated a lawsuit in the District Court of Shawnee County, Kansas (the "District Court") seeking a declaratory judgment determining that the Company was then engaging in conduct which violated and interfered with the voting rights of the Company's shareholders in connection with the Company's 2003 annual meeting. The action sought a temporary restraining order, temporary injunction and a permanent injunction restraining the Company from holding its June 2, 2003 annual meeting of shareholders pending a final disposition of a regulatory application filed by Harold E. Riley, Mark
A. Oliver and Citizens, Inc. ("Citizens") with the Kansas Insurance Department (the "Department") for permission to change the control of the Company. Initiation of the lawsuit by Fink and Meyer followed a May 23, 2003 determination by the Department that voting of the proxy cards solicited by the First American Committee for the Protection of Shareholder Value (the "Committee"), a group formed by Meyer, Fink and others to nominate and elect an alternate slate of directors, would violate the Kansas Insurance Holding Companies Act.

On May 31, 2003, the District Court issued a temporary restraining order (the "Restraining Order") permitting the Company to hold its annual meeting of shareholders on June 2, 2003, as scheduled, but prohibiting the Company from certifying any final results of the election of the board of directors at the meeting or seating any new members of the board until further order of the District Court. In the Restraining Order, the District Court directed Meyer and Fink to deliver to the District Court (and not the annual meeting) any proxies which they claimed should be eligible to be voted and counted at the annual meeting, including the white proxy cards solicited by the Committee, to be held by the District Court until their validity under Kansas insurance laws could be determined.

The Company subsequently responded by filing its answer in the action generally denying Meyer's and Fink's allegations and asserting certain counterclaims against these individuals.

The settlement of the litigation was part of a global settlement contained in a settlement agreement dated August 8, 2003 (the "Agreement") among the Company, the Committee, Citizens, Riley, Oliver, Fink and Meyer. Under the settlement, Fink and Meyer agreed to dismiss the lawsuit and to dissolve the Restraining Order. Citizens, Riley and Oliver agreed, as part of the settlement, to withdraw the pending application seeking the Department's approval to a change of control of the Company. Other material terms of the Agreement include: (i) the Company's agreement to dismiss its counterclaims in the lawsuit; (ii) the Committee members' agreement to dissolve the Committee; (iii) Citizens' agreement not to acquire, directly or indirectly, any securities of the Company for a period of two years; (iv) Riley's and Oliver's agreements to revoke the irrevocable proxies granted to them by Fink, Meyer and others; and (v) the parties' release of certain claims against the others. On August 8, 2003, the lawsuit was dismissed and the Restraining Order was dissolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported, the Company recently announced that the slate of nominees proposed by management of the Company to serve as directors of the Company until its 2004 annual meeting has been certified as the winner in the proxy contest initiated in April 2003 by a shareholder group financed by Citizens. Certification of the final results of the June 2, 2003 election had been delayed due to the Restraining Order. See "Legal Proceedings."

As a result of the Restraining Order being dissolved, the Company certified the results of the election based upon the blue proxy cards delivered to its election inspector prior to the Annual Meeting and the ballots voted at the Annual Meeting. Pursuant to the certification, all management's nominees were elected to the Board of Directors for a term of one year as follows:

Nominee                                                Votes For                  Withheld
-------                                                ---------                  --------
Paul E. Burke                                          1,890,530                  44,762
Edward D. Carter                                       1,892,530                  42,762
Thomas M. Fogt                                         1,892,530                  42,762
Kenneth L. Frahm                                       1,892,530                  42,762
Stephen J. Irsik, Jr.                                  1,892,530                  42,762
John G. Montgomery                                     1,892,530                  42,762
Harland E. Priddle                                     1,892,530                  42,762
Gary E. Yager                                          1,892,530                  42,762

The Committee's slate of nominees, none of whom were elected to office, received the following votes:

Nominee                                                Votes For                  Withheld
-------                                                ---------                  --------
Danny N. Biggs                                         1,625                        0
Dean F. Ferrell                                        1,625                        0
Roger K. Viola                                         1,625                        0
Harold E. Riley                                        1,625                        0
Rick D. Riley                                          1,625                        0
Mark A. Oliver                                         1,625                        0
Rickie D. Meyer                                        1,600                       25
Michael M. Fink                                        1,600                       25

In addition, Kerber, Eck & Braeckel, LLP were approved as the independent auditors of the Company for 2003 by the following vote:

For                                                   1,881,106
Against                                                  17,332
Abstain                                                  36,854

The election results, as certified, do not take into account the white proxy cards solicited by the Committee and delivered to the District Court pursuant to the Restraining Order. However, a recent court-ordered tabulation of all ballots and blue and white proxy cards by representatives of the Company and the Committee demonstrates that the outcome of the election of directors would not have changed had the white proxy cards been counted in the election.

Based upon this court-ordered tabulation, which is contained in a report filed with the District Court, the results of the election of directors would have been as follows had the white proxy cards been counted:

Nominee                                                 Votes For                  Withheld
-------                                                 ---------                  --------
Paul E. Burke                                           1,744,856                  13,400
Edward D. Carter                                        1,744,856                  13,400
Thomas M. Fogt                                          1,744,856                  13,400
Kenneth L. Frahm                                        1,744,856                  13,400
Stephen J. Irsik, Jr.                                   1,744,856                  13,400
John G. Montgomery                                      1,744,856                  13,400
Harland E. Priddle                                      1,744,856                  13,400
Gary E. Yager                                           1,744,856                  13,400

Had the white proxy cards been counted, the Committee's slate would have received the following votes:

Nominee                                                Votes For                   Withheld
-------                                                ---------                   --------
Danny N. Biggs                                         1,705,082                    36,704
Dean F. Ferrell                                        1,708,082                    33,704
Roger K. Viola                                         1,708,082                    33,704
Harold E. Riley                                        1,708,082                    33,704
Rick D. Riley                                          1,708,082                    33,704
Mark A. Oliver                                         1,708,082                    33,704
Rickie D. Meyer                                        1,050,857                   690,929
Michael M. Fink                                        1,050,857                   690,929

ITEM 5. OTHER INFORMATION

On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates through the payment to AF&L of $150,000 plus $15,000 in attorney fees. AF&L initially claimed that its damages were approximately $560,000. The Company denies any liability in connection with the claim.

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

10.2 Service Agreement effective January 1, 2002 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-KSB filed March 31, 2003)

10.3 Operating Agreement of First Computer Services, LLC dated December 1, 2001 (Incorporated by reference from Exhibit 10.10 to the Registrant's Form 10-KSB filed March 31, 2003)

10.4 Automatic Umbrella and Bulk ADB Reinsurance Agreements effective September 1, 1998 between First Life America Corporation and Business Men's Assurance Company of America (Incorporated by reference from Exhibit 6.8 to the Registrant's Form 10-SB filed August 13, 1999)

21 Subsidiaries of First American Capital Corporation (Incorporated by reference from Exhibit 21 to the Registrant's Form 10-KSB filed March 31, 2003)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1 Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2 Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

                  (*) Filed herewith

b)                Reports on Form 8-K

                  During the quarter ended June 30, 2003 the Company filed a current report on Form 8-K dated June 17, 2003 disclosing the mailing of a letter to its shareholders regarding the status of its contested board of directors election. Following the end of the quarter, the Company filed a current report on Form 8-K dated August 12, 2003 disclosing its issuance of a press release announcing the results of the shareholder's election of directors and the settlement of its proxy contest.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION

Date:      8/19/03                  By: /s/ Vincent L. Rocereto
    -------------------               -----------------------------------------------------
                                            Vincent L. Rocereto
                                            President and Chief Executive Officer




Date:      8/19/03                  By: /s/ Harland E. Priddle
    --------------------              -----------------------------------------------------
                                            Harland E. Priddle
                                            Secretary, Treasurer & Chief Financial Officer