Form 10QSB
period 2003-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2003-11-14
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended September 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from            to
                                   ----------     ----------.


                        Commission file number : 0-25679
                                                 -------


                       FIRST AMERICAN CAPITAL CORPORATION
                       ----------------------------------
              (Exact Name of small business issuer in its charter)


        Kansas                                        48-1187574
-----------------------                  -------------------------------------
(State of incorporation)                (I.R.S. Employer Identification Number)

1303 S.W. First American Place Topeka, Kansas 66604
---------------------------------------------------
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

Common Stock, $.10 Par Value - 4,687,078 shares as of November 1, 2003


Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB




Part I.     FINANCIAL INFORMATION                                         Page Numbers
---------------------------------                                         ------------

Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets as of September 30, 2003
         and December 31, 2002..................................................3

Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2003 and 2002 and for
         the nine months ended September 30, 2003 and 2002......................5

Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2003 and 2002..........................6

Notes to Condensed Consolidated Financial Statements............................8

Item 2.  Management's Discussion and Analysis or Plan
         of Operation...........................................................11

Item 3.  Controls and Procedures................................................14

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................15

Item 5. Other Information.......................................................15

Item 6. Exhibits and Reports on Form 8-K........................................16

Signatures......................................................................17


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                      (Unaudited)
                                                                     September 30,    December 31,
                                                                         2003             2002
                                                                     -----------      -----------
ASSETS
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $10,757,409
            in 2003 and $10,096,482 in 2002)                         $11,461,723      $10,760,529
      Investments in real estate                                         274,564          274,564
      Policy loans                                                       103,729           65,011
      Notes receivable (net of valuation allowance
            of $0 in 2003 and $2,368 in 2002)                             20,868           28,204
      Short-term investments                                             349,466          416,801
                                                                     -----------      -----------

Total investments                                                     12,210,350       11,545,109

Cash and cash equivalents                                                509,448          400,062
Investments in related parties                                           107,131          131,549
Accrued investment income                                                205,204          177,598
Accounts receivable                                                      394,806          322,421
Deferred policy acquisition costs (net of accumulated
     amortization of $2,082,421 in 2003 and $1,682,954 in 2002)        3,927,125        3,186,587
Property and equipment (net of accumulated depreciation
     of $352,974 in 2003 and $264,976 in 2002)                         2,867,787        2,952,046
Other assets                                                              17,897           31,144
                                                                     -----------      -----------
Total assets                                                         $20,239,748      $18,746,516
                                                                     ===========      ===========



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION



                                                                                  (Unaudited)
                                                                                 September 30,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                  2003               2002
                                                                                 ------------       ------------

Policy and contract liabilities:
     Annuity contract liabilities                                                $  4,344,656       $  2,888,962
     Life policy reserves                                                           2,906,855          2,308,859
     Liability for policy claims                                                       96,548             78,671
     Policyholder premium deposits                                                    219,038            219,629
     Deposits on pending policy applications                                            9,969            197,013
     Reinsurance premiums payable                                                      34,767             39,886
                                                                                 ------------       ------------
Total policy and contract liabilities                                               7,611,833          5,733,020

Commissions, salaries, wages and benefits payable                                      48,416             55,230
Other liabilities                                                                     216,158            108,075
Note payable                                                                        1,855,529          1,888,844
Federal income taxes payable:
     Deferred                                                                         638,805          1,066,390
                                                                                 ------------       ------------
Total liabilities                                                                  10,370,741          8,851,559

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares issued and 4,687,078 shares outstanding
     in 2003 and 2002                                                                 544,958            544,958
Additional paid in capital                                                         12,380,523         12,380,523
Accumulated deficit                                                                (2,234,438)        (2,076,839)
Accumulated other comprehensive income                                                563,447            431,798
Less: Treasury stock held at cost (762,500 shares in 2003 and 2002)                (1,385,483)        (1,385,483)
                                                                                 ------------       ------------
Total shareholders' equity                                                          9,869,007          9,894,957
                                                                                 ------------       ------------
Total liabilities and shareholders' equity                                       $ 20,239,748       $ 18,746,516
                                                                                 ============       ============


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               (Unaudited)                         (Unaudited)
                                                           Three months ended                   Nine months ended
                                                     September 30,      September 30,    September 30,      September 30,
                                                         2003               2002             2003              2002
                                                     -----------       -----------       -----------       -----------
Revenues:
        Gross premium income                         $   808,266       $   871,974       $ 2,916,678       $ 2,560,640
        Reinsurance premiums assumed                       1,756                 -             4,826                 -
        Reinsurance premiums ceded                       (27,553)          (26,557)         (102,414)          (94,536)
                                                     -----------       -----------       -----------       -----------
            Net premium income                           782,469           845,417         2,819,090         2,466,104
        Net investment income                            138,342           168,261           425,496           447,846
        Net realized gain on disposal of assets            4,479            39,153             4,820            22,848
        Rental income                                     54,046            53,856           161,758           160,819
        Other income                                           -               254                 -             1,244
                                                     -----------       -----------       -----------       -----------
             Total revenue                               979,336         1,106,941         3,411,164         3,098,861



Benefits and expenses:
        Increase in policy reserves                      120,105           154,396           597,996           585,790
        Policyholder surrender values                     22,837            13,992            52,237            51,641
        Interest credited on annuities and
             premium deposits                             80,378            46,993           214,701           117,718
        Death claims                                      81,058             3,013           214,528             4,087
        Commissions                                      246,138           391,461           975,879           956,143
        Policy acquisition costs deferred               (281,729)         (456,257)       (1,140,006)       (1,219,183)
        Amortization of deferred policy
             acquisition costs                           178,051           182,638           399,468           399,708
        Salaries, wages, and employee benefits           240,748           344,821           921,621         1,030,796
        Miscellaneous taxes                               32,338             7,462           102,222            26,589
        Administrative fees - related party                    -           222,794                 -           288,936
        Other operating costs and expenses               417,536           331,532         1,566,058         1,056,289
                                                     -----------       -----------       -----------       -----------
             Total benefits and expenses               1,137,460         1,242,845         3,904,704         3,298,514
                                                     -----------       -----------       -----------       -----------

Loss before income tax expense                          (158,124)         (135,904)         (493,540)         (199,653)
                                                     -----------       -----------       -----------       -----------

Income tax (benefit) expense                              20,594           106,392          (335,941)          263,877
                                                     -----------       -----------       -----------       -----------

Net loss                                             $  (178,718)      $  (242,296)      $  (157,599)      $  (463,530)
                                                     ===========       ===========       ===========       ===========

Net loss per common
        share - basic and diluted                    $     (0.04)      $     (0.05)      $     (0.03)      $     (0.09)
                                                     ===========       ===========       ===========       ===========



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  (Unaudited)     (Unaudited)
                                                                 September 30,   September 30,
                                                                     2003           2002
                                                                  ---------       ---------
OPERATING ACTIVITIES:
Net loss                                                          $(157,599)      $(463,530)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Interest credited on annuities and premium deposits            214,701         117,718
     Net realized investment gain                                    (4,820)        (22,848)
     Provision for depreciation and amortization                     93,599          99,673
     Equity loss in investment in affiliate                          34,418          21,612
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                  55,091          40,348
     Interest credited to certificates of deposit balances                -          (7,020)
     Provision for deferred federal income taxes                   (335,941)        263,689
     Increase in accrued investment income                          (27,606)        (26,019)
     Increase in accounts receivable                                (72,385)       (150,200)
     Decrease in accounts receivable from affiliate                       -         124,881
     Increase in deferred policy acquisition costs, net            (740,538)       (819,475)
     Increase in policy loans                                       (38,718)        (25,776)
     Decrease (increase) in other assets                             13,247         (31,375)
     Increase in policy reserves                                    597,996         585,790
     Increase in liability for policy claims                         17,877           3,014
     Decrease in deposits on pending policy applications           (187,044)        (94,290)
     (Decrease) increase in reinsurance premiums payable             (5,119)          7,162
     (Decrease) increase in commissions, salaries, wages and
         benefits payable                                            (6,814)         75,744
     Decrease in accounts payable to affiliate                            -         (18,022)
     Increase in other liabilities                                  108,083          48,087
                                                                  ---------       ---------
Net cash used in operating activities                             $(441,572)      $(270,837)


                       FIRST AMERICAN CAPITAL CORPORATION



                                                                   (Unaudited)      (Unaudited)
                                                                  September 30,    September 30,
                                                                      2003              2002
                                                                  -----------       -----------
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities              $(1,862,911)      $(3,966,200)
     Sale or maturity of available-for-sale fixed maturities        1,154,000         2,983,351
     Additions to property and equipment, net                          (9,340)          (23,855)
     Purchase of investments in affiliates                            (10,000)           (9,805)
     Changes in notes receivable, net                                   7,336           (30,555)
     Short-term investments disposed, net                              64,786         1,392,343
                                                                  -----------       -----------
Net cash (used in) provided by investing activities                  (656,129)          345,279

FINANCING ACTIVITIES:
     Payments on note payable                                         (33,315)          (58,248)
     Purchase of treasury stock                                             -        (1,141,225)
     Deposits on annuity contracts, net                             1,251,534           957,750
     Policyholder premium deposits, net                               (11,132)           75,914
                                                                  -----------       -----------
Net cash provided by (used in) financing activities                 1,207,087          (165,809)
                                                                  -----------       -----------

Increase (decrease) in cash and cash equivalents                      109,386           (91,367)

Cash and cash equivalents, beginning of period                        400,062           463,363
                                                                  -----------       -----------

Cash and cash equivalents, end of period                          $   509,448       $   371,996
                                                                  ===========       ===========


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month and nine month periods ended September 30, 2003 and 2002 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2.  INVESTMENTS IN RELATED PARTIES

The Company owns a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that operates a Company policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation ("FAC") of Lexington, Kentucky. At September 30, 2003, the carrying value of the FCS investment was $65,331. This amount represents total capital contributions of $135,000 reduced by the Company's $69,669 share of the cumulative net operating losses to date. Selected financial data for FCS at September 30, 2003 and for the period ended September 30, 2003 is listed below.



Total Assets:                      $ 130,662
Total Liabilities:                         0
Total Liabilities and Equity:        130,662
Loss from Operations:                (68,836)



3.  NET EARNINGS PER COMMON SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding was 4,687,078 for the three and nine months ended September 30, 2003. The weighted average number of common shares outstanding was 5,262,952 and 5,270,267 for the three and nine months ended September 30, 2002, respectively.

4.  FEDERAL INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Effective June 30, 2003, the Company commenced calculating deferred taxes based on a consolidated income tax return approach. In conjunction therewith, the Company reduced the tax rate used to calculate deferred taxes from 35% to 20%. The impact of this change in accounting estimate is reflected in the nine months ended September 30, 2003 summary of operations. Income tax expense was reduced by $532,546, or $.11 per share, for the nine months ended September 30, 2003, resulting in an income tax benefit of $335,941 for the nine months ended September 30, 2003.

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

Required future principal payments are as follows:



                 Principal
  Year            Payment
----------      ----------
      2003      $   12,522
      2004          51,400
      2005          54,936
      2006          58,373
      2007          62,024
Thereafter       1,616,274
                ----------
     Total      $1,855,529
                ==========




6.  COMPREHENSIVE INCOME

The components of comprehensive income along with the related tax effects for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                                                   Three Months Ended            Nine Months Ended
                                                             September 30,  September 30,   September 30,   September 30,
                                                                 2003            2002            2003            2002
                                                              ---------       ---------       ---------       ---------
Unrealized (loss) gain on available-for-sale securities:
   Unrealized holding (loss) gain during the period           $(130,670)      $ 201,504       $  40,004       $ 325,574
   Tax benefit (expense)                                         26,134         (70,526)         91,645        (113,952)
                                                              ---------       ---------       ---------       ---------

Other comprehensive (loss) income                             $(104,536)      $ 130,978       $ 131,649       $ 211,622
                                                              =========       =========       =========       =========


Net loss                                                      $(178,718)      $(242,296)      $(157,599)      $(463,530)
   Other comprehensive (loss) income net of
         tax effect:
         Unrealized investment (loss) gain                     (104,536)        130,978         131,649         211,622
                                                              ---------       ---------       ---------       ---------

Comprehensive loss                                            $(283,254)      $(111,318)      $ (25,950)      $(251,908)
                                                              =========       =========       =========       =========

Net loss per common share-basic and diluted                   $   (0.06)      $   (0.02)      $   (0.01)      $   (0.05)
                                                              =========       =========       =========       =========


                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.  SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information for the three months and nine months ended September 30, 2003 and 2002 and as of September 30, 2003 and December 31, 2002 is as follows:


                                                        Three Months Ended                    Nine Months Ended
                                                  September 30,     September 30,      September 30,      September 30,
                                                      2003              2002               2003              2002
                                                   -----------       -----------       -----------       -----------
Revenues:
        Life and annuity insurance operations      $   897,723       $   949,254       $ 3,158,876       $ 2,743,663
        Corporate operations                            81,613           157,687           252,288           355,198
                                                   -----------       -----------       -----------       -----------
             Total                                 $   979,336       $ 1,106,941       $ 3,411,164       $ 3,098,861
                                                   ===========       ===========       ===========       ===========


Income (loss) before income taxes:
        Life and annuity insurance operations      $   120,464       $    43,099       $   442,851       $   250,010
        Corporate operations                          (278,588)         (179,003)         (936,391)         (449,663)
                                                   -----------       -----------       -----------       -----------
             Total                                 $  (158,124)      $  (135,904)      $  (493,540)      $  (199,653)
                                                   ===========       ===========       ===========       ===========


Depreciation and amortization expense:
        Life and annuity insurance operations      $   178,051       $   182,638       $   399,468       $   399,708
        Corporate operations                            30,631            33,778            93,599            99,673
                                                   -----------       -----------       -----------       -----------
             Total                                 $   208,682       $   216,416       $   493,067       $   499,381
                                                   ===========       ===========       ===========       ===========


Segment asset information as of September 30, 2003 and December 31, 2002

:

                                                   September 30,    December 31,
                                                       2003             2002
                                                   -----------      -----------
Assets:
        Life and annuity insurance operations      $14,409,718      $12,090,507
        Corporate operations                         5,830,030        6,656,009
                                                   -----------      -----------
             Total                                 $20,239,748      $18,746,516
                                                   ===========      ===========

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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2002 to September 30, 2003 are highlighted below.

Total assets increased from $18,746,516 at December 31, 2002 to $20,239,748 at September 30, 2003. The Company's available-for-sale fixed maturities had a fair value of $11,461,723 and $10,760,529 at September 30, 2003 and December 31, 2002, respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component in Shareholders' Equity.

Policy loans increased $38,718 or 60% from $65,011 at December 31, 2002 to $103,729 at September 30, 2003. The increase in policy loans was due to policyholders using policy cash values to pay premiums.

Short-term investments decreased from $416,801 at December 31, 2002 to $349,466 at September 30, 2003. The reduction of short-term investments held by the Company is attributable to bonds maturing during the nine months ended September 30, 2003, and the proceeds being used to purchase available-for-sale securities and short-term investments. This resulted in a $67,335 or 16% decrease in short-term investments.

Cash and cash equivalents increased $109,386 from $400,062 at December 31, 2002 to $509,448 at September 30, 2003. Refer to the statement of cash flows for sources and uses of cash.

Investments in related parties decreased from $131,549 at December 31, 2002 to $107,131 at September 30, 2003. The decrease was due to the Company's $34,418 loss in share of FCS, which is offset by a capital contribution of $10,000.

Accounts receivable increased 22% from $322,421 at December 31, 2002 to $394,806 at September 30, 2003. The increase is due to a $23,125 increase in amounts due from agents, a $67,956 increase in due premiums, and an $18,696 decrease in other receivables. These amounts are expected to be fully recoverable.

Deferred policy acquisition costs, net of amortization, increased 23% from $3,186,587 at December 31, 2002 to $3,927,125 at September 30, 2003 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions and other fees incurred in the first policy year.

Property and equipment net of accumulated depreciation decreased by $84,259 at September 30, 2003 as compared to December 31, 2002. The decrease is attributable to depreciation expense of $93,599, capitalization of assets of $12,440 and the disposition of assets with a book value of $3,100.

Liabilities increased to $10,370,741 at September 30, 2003 from $8,851,559 at December 31, 2002. A significant portion of this increase is due to life insurance related policy liabilities. Policy reserves established due to the sale of life insurance increased $597,996 or 26% from December 31, 2002 to September 30, 2003. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Liabilities for policy claims increased $17,877 at September 30, 2003 compared to December 31, 2002.

There was a 50% increase in the amount of $1,455,694 for annuity contract liabilities from December 31, 2002 to September 30, 2003. According to the design of FLAC's primary life insurance product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first nine months of 2003, annuity contract liabilities increased as additional policies reached the second policy year.

Deposits on pending policy applications decreased from $197,013 at December 31, 2002 to $9,969 at September 30, 2003 because of the timing issues associated with receipt and application of premium payments.

Other liabilities increased $108,083 from $108,075 at December 31, 2002 to $216,158 at September 30, 2003. There was an increase of $83,866 in accounts payable due to the timing of the receipt of significant invoices for legal and actuarial services.

Federal income taxes payable have decreased 40% from $1,066,390 at December 31, 2002 to $638,805 at September 30, 2003. Federal income taxes payable represent deferred taxes established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and on unrealized gains of fixed maturities. The decrease in deferred income taxes payable is primarily attributable to the reduction in the tax rate used to calculate deferred taxes under a consolidated tax return approach from 35% to 20%.

Results of Operations

Revenues for the nine months ended September 30, 2003 totaled $3,411,164 as compared to $3,098,861 for the same period of 2002. The increase is primarily due to a 14% increase in net premium income of $352,986 resulting from the growth in the policyholder base. The increase in net premium income has been driven by increased sales of the Company's Final Expense product and renewal year premiums collected on the Company's FA2000 product. First year premiums collected on the FA2000 product have decreased from prior year as a result of the disruptive affect of the Company's 2003 proxy contest on its customers, shareholders and its marketing agents used to market the Company's FA2000 product.

Revenues for the three months ended September 30, 2003 totaled $979,336 as compared to $1,106,941 for the same period of 2002. The decrease is primarily due to a 7% decrease in net premium income of $62,948 resulting from the disruptive affect of the Company's 2003 proxy contest on its customers, shareholders and its marketing agents used to market the Company's FA2000 product.

Benefits and expenses totaled $3,904,704 and $3,298,514 for the nine months ended September 30, 2003 and 2002, respectively. In total, benefits and expenses increased $606,190, or 18%. Other operating costs accounted for $509,769 of the total increase resulting from significant increases in legal fees of $367,542, annual meeting expense of $143,549, audit fees of $26,813 and board fees of $26,403. The increases in legal fees, annual meeting expense and board fees are directly related to the Company's 2003 proxy contest and the litigation surrounding such contest. The increase in audit fees is a result of additional work being required due to the growth of the Company and the audit now being performed on a stand-alone basis. The increase in other operating costs is also attributable to $165,000 in legal settlement fees paid to AF&L. See "Other Information". These increases were offset by decreases in agency related expenses of $107,679 and travel, meals and entertainment expenses of $54,174. The decreases in agency related expenses and travel, meals and entertainment expenses are the result of management implementing tighter control of these expense areas during 2003. As a result of the growth in the policyholder base, the increase in policy reserves was $12,206 greater than the same period in 2002. Salaries and wages decreased $109,175 as a result of a decrease in the number of employees. Commissions increased $19,736 due to the increase in premium income and increased sales of the Final Expense product.

Commission rates paid on first year premiums received on the Final Expense product are typically higher than those paid on the other products being marketed by FLAC. Administration fees decreased $288,936 when compared to the same period in 2002 due to the termination of the management agreement with First Alliance Corporation. Death claims for the nine months ended September 30, 2003 totaled $214,528 as compared to $4,087 at September 30, 2002. The increase is due to the maturation of policies. Interest credited on annuities and premium deposits increased $96,983 for the nine months ended September 30, 2003 compared to September 30, 2002. The increase is due to the design of FLAC's primary life insurance product whereby first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In the first nine months of 2003, interest credited on annuities increased as additional policies reached the second policy year.

Benefits and expenses totaled $1,137,460 and $1,242,845 for the three months ended September 30, 2003 and 2002, respectively. In total, benefits and expenses decreased $105,385, or 8%. Other operating costs increased $86,004 for the three months ended September 30, 2003 and 2002. The increase was due to a significant increase in legal fees of $173,269. The increase in legal fees is directly related to the Company's 2003 proxy contest and litigation surrounding such contest. These increases were offset by decreases in agency related expenses of $20,803, travel, meals and entertainment expenses of $24,104, and office expenses of $30,306. The decreases in agency related expenses, travel, meals and entertainment expenses and office expenses are the result of management implementing tighter control of these expense areas during 2003. The increase in policy reserves was $34,291 less than the same period in 2002. Salaries and wages decreased $104,073 as a result of a decrease in the number of employees. Commissions decreased $145,323 due to the decrease in premium income on first year sales of the FA2000 product. Administration fees decreased $222,794 when compared to the same period in 2002 due to the termination of the management agreement with First Alliance Corporation. Death claims for the three months ended September 30, 2003 totaled $81,058 as compared to $3,013 at September 30, 2002. The increase is due to the maturation of policies. Interest credited on annuities and premium deposits increased $33,385 for the three months ended September 30, 2003 compared to September 30, 2002. The increase is due to the design of FLAC's primary life insurance product whereby first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Liquidity and Capital Resources

During the quarters ended September 30, 2003 and 2002, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash used in operating activities during the nine months ended September 30, 2003 and 2002 totaled $441,572 and $270,837, respectively. The increase in net cash used in operating activities during the nine months ended September 30, 2003 is directly related to the Company's 2003 proxy contest and the litigation surrounding such contest.

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

FIRST AMERICAN CAPITAL CORPORATION


Date:      11/14/03            By:    /s/ Vincent L. Rocereto
    --------------------          ---------------------------------------------
                                          Vincent L. Rocereto
                                          President and Chief Executive Officer

Date:      11/14/03            By:    /s/ Harland E. Priddle
    ---------------------         ----------------------------------------------
                                          Harland E. Priddle
                                          Secretary, Treasurer & Chief
                                          Financial Officer