Form 10QSB/A
period 2003-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2003-11-14
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                        FORM 10-QSB / A AMENDMENT NO. 1

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1 Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2 Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

               (*) Filed herewith

b)             Reports on Form 8-K

               The Company filed a current report on Form 8-K dated August 12, 2003 disclosing its issuance of a press release announcing the results of the shareholder's election of directors and the settlement of its proxy contest. Subsequent to the quarter ended September 30, 2003, the Company filed a current report on Form 8-K dated November 12, 2003 announcing the Company's initiation of a lawsuit against its former President, Rickie
               D. Meyer, seeking damages for, among other things, abuse of the Company's expense reimbursement policy, misappropriation of funds, indemnification, and breach of fiduciary duty.

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