Form 10KSB
period 2003-12-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2004-03-29
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to                   .
                                        ------------------  -------------------

                        Commission file number : 0-25679

                       FIRST AMERICAN CAPITAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Kansas                                      48-1187574
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

1303 SW First American Place, Topeka, KS  66604
-----------------------------------------------
   (Address of principal executive offices)

Issuer's telephone number        (785) 267-7077
                                 --------------

                  Securities registered under 12(b) of the Act:
                               Title of Each Class
                               -------------------
                                      NONE

              Securities registered under Section 12(g) of the Act:
                               Title of Each Class
                          ----------------------------
                          Common Stock, $.10 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $4,313,969

State the aggregate market value of the voting equity held by non-affiliates:
Of the 5,449,578 shares of common stock of the registrant issued and 4,687,078 outstanding shares of common stock of the registrant as of March 17, 2004, 4,317,878 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.10 Par Value - 4,687,078 shares as of March 17, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I.

Item  1.  Description of Business                                                                         3
Item  2.  Description of Property                                                                         8
Item  3.  Legal Proceedings                                                                               8
Item  4.  Submission of Matters to a Vote of Security Holders                                             9

Part II.

Item  5.  Market for Common Equity and Related Stockholder Matters                                        9
Item  6.  Management's Discussion and Analysis of Financial Condition and Results of Operations           10
Item  7.  Financial Statements                                                                            15
Item  8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure            15
Item  8a. Controls and Procedures                                                                         15

Part III.

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                                               15
Item 10.  Executive Compensation                                                                          19
Item 11.  Security Ownership of Certain Beneficial Owners and Management                                  21
Item 12.  Certain Relationships and Related Transactions                                                  22
Item 13.  Exhibits and Reports on Form 8-K                                                                23
Item 14.  Principal Accountant Fees and Services                                                          24

Signatures                                                                                                25

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

On January 11, 1999, the Company completed the intra-state public stock offering raising approximately $13,750,000 of capital. The offering included a 10% over-sale of $1,250,000. The Company capitalized the life insurance subsidiary, First Life America Corporation ("FLAC"), with $3,000,000 of the proceeds from the stock sale. Subsequent to the initial capitalization, the Company has contributed an additional $700,000 to FLAC in the form of surplus contributions. The venture capital subsidiary, First Capital Venture, Inc. ("FCVI"), was formed in October of 1998. FCVI has not yet been capitalized. The remainder of the proceeds are available to provide additional capital for the life insurance subsidiary or for the possible acquisition of life insurance or insurance related company(s) or to provide working capital.

First American Capital Corporation

The primary segment of the Company's operations is life insurance and annuities. Accordingly, a significant portion of revenue will be generated by the Company's wholly owned life insurance subsidiary, FLAC. Additional income is provided in the form of investment and rental income. The Company has contracted with FLAC to provide services, which are incident to the operations of FLAC. The Service Agreement between the Company and FLAC ("Service Agreement") was amended and restated effective January 1, 2002.

First Life America Corporation

On October 15, 1997, FLAC received a certificate of authority from the Kansas Insurance Department ("KID") to transact its life insurance and annuity business in the state of Kansas. On November 19, 1998, life insurance operations commenced. Under the provisions of accounting principles generally accepted in the United States of America, FLAC had $5,796,464 of shareholders' equity as of December 31, 2003, and is wholly owned by the Company. FLAC has contracted with the Company for policy administration and data processing services as discussed below.

Administration

Under the terms of the Service Agreement, the Company provides personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees. Services performed pursuant to the Service Agreement are underwriting, claim processing, accounting, policy processing and other services necessary for FLAC to operate. The Service Agreement is effective until either party provides 90 days written notice of termination. FLAC pays fees equal to the Company's cost of providing such services, including an appropriate allocation of the Company's overhead expenses, in accordance with accounting principles generally accepted in the United States of America. FLAC bears all of its direct selling costs, which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for, among other things, any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC.

Actuarial Services

On behalf of FLAC, the Company has retained the services of Miller & Newberg Inc., consulting actuaries located in Olathe, Kansas. Mr. Eric Newberg of Miller & Newberg Inc. has been appointed by the Board of Directors of FLAC to act as its valuation and illustration actuary.

Products of FLAC

The various insurance products currently being marketed by FLAC are as follows:

First American 2000 is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. A modified payment whole life insurance policy requires premium payments to be made for a certain number of years after which time the policyholder is entitled to policy benefits without making future payments. The product combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from age 0 (30 days) to 20 and 66 to 80 are ten pay policies and issue ages from 21 to 65 are twenty pay policies. Premium payments are split between life and annuity based on percentages established in the product design. First year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

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

First Guard 10 is a ten year term product renewable to age 70 and convertible to age 60. Renewable means the policy is kept inforce as long as the premiums are paid, but the rates do change each 10 year period. Convertible means that prior to age 60 the policy can be converted to a permanent plan of insurance. The product is issued from age 18 to 60. The policy includes an accelerated death benefit rider. This rider provides that in the event that certain ailments or medical conditions occur, a 25% or 50% of the base policy coverage could be paid. The maximum benefit under this rider is $250,000. Payment of an accelerated benefit does reduce the future death benefit.

SPDA is a single premium deferred annuity contract. Additional deposits are subject to maximum and minimum restrictions. The contract is issued as a conventional deferred annuity that meets Federal requirements for tax deferred accumulation of interest.

Product Marketing and Sales

The Company's marketing strategy is to provide life insurance and annuity products that are beneficial to the consumer, are marketable by the sales force and are profitable for the Company and its shareholders. The Company is continually seeking new markets for its products. The Company sells its products through independent agents. The independent agents receive commissions from the Company based on premiums collected on the products sold by the independent agents. The Company manages the independent agents directly or through independent marketing organizations, referred to as IMOs. IMOs generally are organizations that align multiple independent agents with specific insurers and products. The IMOs receive a portion of the overall commissions paid by the Company on products sold by the agents. The IMOs recruit, train, supervise and provide other support functions to the independent agents.

FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Ohio, Illinois, Oklahoma, North Dakota, Nebraska and Kentucky. Due to the uncertainties involved, management cannot reasonably estimate the time frame of marketing expansion into any additional states.

Insurance Inforce

The following table provides certain information about FLAC's volume of life insurance coverage inforce for each of the last three years:


Amounts of Insurance (1)                                       (shown in thousands)
                                                     2003              2002              2001
                                                   --------------------------------------------
Beginning of year                                  $ 154,577         $ 112,302         $ 83,277
Issued during year                                    32,877            54,827           46,962
Reinsurance assumed                                    6,360             5,821            1,280
Revived during year                                      427             1,512              167
Lapse, surrender and decreased                       (30,817)          (19,885)         (19,384)
                                                   ---------         ---------        ---------
In-force end of year                               $ 163,424         $ 154,577        $ 112,302
                                                   =========         =========        =========

(1) Excludes accidental death benefits (shown in thousands) of $36,920, $36,508, and $31,027 in 2003, 2002, and 2001, respectively.

Reinsurance

In order to reduce the financial exposure to adverse underwriting results, insurance companies generally reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company ("Generali") of Kansas City, Missouri, as well as Optimum Re Insurance Company ("Optimum Re") of Dallas, Texas, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the reinsurance agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. In the event that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk. According to the reinsurance agreements, there are generally no premiums due on first year business.

FLAC is party to an Automatic Retrocession Pool Agreement (the "Reinsurance Pool") with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re's retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC's maximum exposure on any one insured under the Reinsurance Pool is $50,000.

Underwriting

FLAC follows underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies. Such procedures require medical examinations (including blood tests, where permitted) of applicants for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant's age and vary by policy type. The life insurance subsidiary also relies upon medical records and upon each applicant's written application for insurance, which is generally prepared under the supervision of a trained agent.

Evaluating the impact of future Acquired Immune Deficiency Syndrome ("AIDS") claims under life insurance policies issued is extremely difficult, in part due to the insufficiency and conflicting data regarding the number of persons now infected with the AIDS virus, uncertainty as to the speed at which the AIDS virus has and may spread through the general population, and advancements in medical treatment options. The life insurance subsidiary has implemented, where legally permitted, underwriting procedures designed to assist in the detection of the AIDS virus in applicants.

Investments

The Kansas Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Kansas Insurance Code are not expected to have a material effect on the investment return of FLAC. The Company is not subject to the limitations, which restrict the investments, made by FLAC. Currently, investments are held in both short-term, highly liquid securities and long-term, higher yield securities.

Competition

The life insurance industry is extremely competitive. There are a large number of insurance companies that are substantially larger, have greater financial resources, offer more diversified product lines and have larger selling organizations than FLAC. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. FLAC must also compete with other insurers to attract and retain qualified agents to market FLAC's products.

Governmental Regulation

FLAC is subject to regulation and supervision by the KID. The insurance laws of Kansas give KID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

Kansas has enacted legislation, which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, the Company and FLAC have registered as a holding company system pursuant to the laws of the state of Kansas.

Federal Income Taxation

FLAC is taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a life insurance company's taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35%. The Code currently requires capitalization and amortization over a five year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. These provisions apply to life and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.

Commencing with the 2003 tax year, FLAC will file a consolidated income tax return with the Company. In certain consolidated return years, the separate tax liability of either FLAC or the Company may be reduced through the utilization of net operating losses of the other company comprising the consolidated group. In addition, the taxes payable by the consolidated group as a whole may be reduced by tax credits generated or earned by one company of the consolidated group, which are in effect used to reduce the separate tax liability of the other company. The tax savings attributable to the use of such tax attributes will inure generally to the benefit of the company of the consolidated group that earned or generated the tax attribute in question. Members of the consolidated group will reimburse one another for the value of the consolidated tax attributes utilized in each consolidated return year.

Financial Information Relating to Industry Segments

Financial information related to specific segments of the Company's business are presented below. All sales of life insurance by FLAC are to unaffiliated customers.

                                                          2003              2002              2001
                                                       -----------       -----------       -----------
Revenues:
        Life and annuity insurance operations          $ 3,988,400       $ 3,712,523       $ 2,704,352
        Corporate operations                               325,569           446,625           514,796
                                                       -----------       -----------       -----------
             Total                                     $ 4,313,969       $ 4,159,148       $ 3,219,148
                                                       ===========       ===========       ===========

Income (loss) before income taxes:
        Life and annuity insurance operations          $   368,682       $   480,628       $   532,626
        Corporate operations                            (1,095,168)         (625,386)         (734,059)
                                                       -----------       -----------       -----------
             Total                                     $  (726,486)      $  (144,758)      $  (201,433)
                                                       ===========       ===========       ===========

Depreciation and amortization expense:
        Life and annuity insurance operations          $   629,068       $   423,210       $   459,124
        Corporate operations                               124,093           134,999            87,698
                                                       -----------       -----------       -----------
             Total                                     $   753,161       $   558,209       $   546,822
                                                       ===========       ===========       ===========

Assets:
        Life and annuity insurance operations          $15,053,265       $12,090,507       $ 8,795,709
        Corporate operations                             5,625,835         6,656,009         8,444,254
                                                       -----------       -----------       -----------
             Total                                     $20,679,100       $18,746,516       $17,239,963
                                                       ===========       ===========       ===========

Employees

As of December 31, 2003, the Company had 14 full time and no part time employees.

Item 2.  Description of Property

The Company owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. The remaining land, including improvement costs, is classified as real estate held for investment. The Company does not intend to make any improvements, develop or renovate the property or building. The Company occupies approximately 7,500 square feet of the building. The remaining 12,500 square feet is leased. Approximately 10,000 square feet is leased to the United States Department of Agriculture ("USDA") under a 10 year inclusive non cancelable lease that commenced on July 1, 2001 and will end on June 30, 2011. The USDA may terminate this lease after 5 years, on or after June 30, 2006 upon 90 days notification in writing to the Company. The average annual rental of this lease is $18.20 per square foot or $181,990 per year. The remaining 2,500 square feet is currently available for lease. The occupancy rate based on the total square feet available for lease in 2003 was 98%. Management believes that insurance coverage on the building is adequate. The building is depreciated over 39 years using the straight-line method for book and tax purposes. The annual taxes on the building are $72,765 or an assessed rate of 25%. The annual taxes on the land are $7,511 or an assessed rate of 12%.

A note from Western National Bank of Lenexa, Kansas secures the office building. As of December 31, 2003, the remaining principal balance on the note was $1,843,007. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest due on April 22, 2013. Interest will be accrued at 6% until April 22, 2008 at which time the rate may change. The interest rate change will be the Wall Street Journal Prime Rate of Interest, subject to a floor of 6% and a ceiling of 9.5%.

Item 3.  Legal Proceedings

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer, the Company's former President, arising, in part, out of Mr. Meyer's employment with the Company. Among other things, the Company is seeking to recover expense reimbursements previously paid to Mr. Meyer and Company funds allegedly misappropriated by Mr. Meyer. In this regard, the petition alleges that Mr. Meyer abused Company policies related to claiming business- related expense reimbursements by submitting expense reports for goods and services purchased for personal use. The petition further alleges that Mr. Meyer misappropriated funds from the Company by fraudulently altering a check made payable to the Company. The Company is also seeking to have Mr. Meyer reimburse it for the amount it paid another insurance company in settlement of a claim. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. The petition asserts that Meyer entered into the marketing agreements despite knowing that the Company could not perform on the financial requirements of the agreements and without the knowledge, approval or authorization of the Company's Board of Directors.

On December 12, 2003, Meyer filed an Answer and Counterclaim against FACC asserting claims for defamation and breach of employment agreement. Meyer seeks damages in excess of $75,000 plus interest and costs on his defamation claims. Meyer seeks damages in the amount of $250,000 for an alleged breach of a provision in his employment contract regarding severance pay; he seeks additional damages in excess of $75,000 for an alleged breach of a provision in the employment contract relating to payment of residual commissions.

FACC denies Meyer allegations and will defend against them as well as pursue its lawsuit against Meyer.

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

(b.)     Holders

As of March 17, 2004, there are approximately 4,949 shareholders of record of the Company's outstanding common stock.

(c.)     Dividends

The Company has not paid any cash dividends since inception (July 10, 1996). Additionally, dividends are not anticipated in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" that is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, beginning on page F-1 in this report.

Financial Position

Significant changes in the consolidated balance sheets from December 31, 2002 to December 31, 2003 are highlighted below.

Total assets increased from $18,746,516 at December 31, 2002 to $20,679,100 at December 31, 2003. The Company's available-for-sale fixed maturities had a fair value of $12,032,106 and $10,760,529 at December 31, 2003 and 2002,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

The Company limits credit risk by emphasizing investment grade securities and by diversifying its investment portfolio between U.S. Government agency and corporate bonds. Investing in certificates of deposit further minimizes credit risk. As a result, management believes that significant concentrations of credit risk do not exist.

Short-term investments increased from $416,801 at December 31, 2002 to $460,593 at December 31, 2003. The increase of short-term investments held by the Company is attributable to bonds maturing during the year ended December 31, 2003, and the proceeds were used to purchase available-for-sale securities and short-term investments. This resulted in a $43,792 or 11% increase in short-term investments.

Cash and cash equivalents decreased from $400,062 at December 31, 2002 to $397,789 at December 31, 2003. Refer to the statement of cash flows for uses and sources of cash during 2003.

Investments in related parties decreased $24,549 from $89,749 at December 31, 2002 to $65,200 at December 31, 2003. This decrease is due to the Company's 50%, or $46,049, share of First Computer Services, LLC ("FCS") net loss from operations offset by a capital contribution of $21,500. FCS owns the computer hardware and software that runs the Company's policy administration, underwriting, claim processing, and accounting functions. First Alliance Corporation ("FAC") owns the remaining 50% interest in FCS.

Accounts receivable decreased $26,055 from $322,421 at December 31, 2002 to $296,366 at December 31, 2003. The change is primarily due to an increase in amounts due from agents of $11,267 that have been advanced commissions on production of the Final Expense product, an increase in income tax recoverable of $9,780, a decrease in due premiums of $28,327, and a decrease in due from employees of $18,655.

Deferred policy acquisition costs, net of amortization, increased 26% from $3,186,587 at December 31, 2002 to $4,010,959 at December 31, 2003 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions.

Property and equipment decreased to $2,836,814 at December 31, 2003 from $2,952,046 at December 31, 2002. The decrease is attributable to depreciation expense of $124,093, capitalization of assets of $12,440 and the disposition of assets with a book value of $3,579.

Other assets decreased $23,496 to $7,648 at December 31, 2003 from $31,144 at December 31, 2002. The decrease is primarily due to the use of prepaid marketing leads in 2003.

Liabilities increased to $11,249,639 at December 31, 2003 from $8,851,559 at December 31, 2002. A significant portion of this increase is due to life insurance related policy liabilities and annuity contract liabilities. Policy reserves established due to the sale of life insurance increased approximately $819,632 (35%) between 2002 and 2003. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. There was an increase in the amount of $2,010,808 (70%) for annuity contract liabilities from 2002 to 2003. According to the design of FLAC's primary life insurance product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In 2003, annuity contract liabilities increased as additional policies reached the second policy year and the renewal policy base grew larger.

The liability for policy claims increased $29,347 from $78,671 at December 31, 2002 to $108,018 at December 31, 2003. The increase was due to an increase in the number of unpaid claims at December 31, 2003.

Deposits on pending policy applications decreased to $32,491 at December 31, 2003 from $197,013 at December 31, 2002. Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from year to year are due to the timing of approval and delivery of the new business.

Other liabilities increased $66,202 from $108,075 at December 31, 2002 to $174,277 at December 31, 2003. There was an increase of $40,037 in accounts payable due to the timing of the receipt of significant invoices for legal and auditing services. Advisory Board Member ("ABM") fees payable increased $29,336 during 2003. ABM fees are payable in common stock of the Company. The increase in ABM fees payable during 2003 is the result of the stock having yet to be issued for those fees incurred in 2002 and 2003.

Note payable has decreased $45,837 to $1,843,007 at December 31, 2003 from $1,888,844 at December 31, 2002. The decrease represents the portion of the note payments due Western National Bank that have been applied to the principal amount of the note. During 2003 interest expense for the note was $120,278.

Deferred federal income taxes payable decreased to $760,881 at December 31, 2003 from $1,066,390 at December 31, 2002. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statements and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized gains of fixed maturities. The decrease in deferred income taxes payable is primarily attributable to the reduction in the tax rate used to calculate deferred taxes under a consolidated tax return approach from 35% to 34% for the Company and from 35% to 20% for FLAC.

Results of Operations

Significant components of revenues include life insurance premiums, net of reinsurance, and net investment income. The following table provides information concerning net premium income for the years ended December 31, 2003, 2002, and 2001:

                                                     2003              2002              2001
                                                  -----------       -----------      -----------
Whole life insurance:
     First year                                   $ 1,381,964       $ 1,815,415      $ 1,365,755
     Renewal                                        2,247,022         1,595,159        1,034,091
Term insurance:
     First year                                         1,352             4,524           11,814
     Renewal                                           17,724            15,729            8,871
     Single premium                                     9,800            10,580           30,386
                                                  -----------       -----------      -----------

Gross premium income                                3,657,862         3,441,407        2,450,917
Reinsurance premiums assumed                            5,943             1,077               15
Reinsurance premiums ceded                           (126,531)         (111,624)         (78,203)
                                                  -----------       -----------      -----------

Net premium income                                $ 3,537,274       $ 3,330,860      $ 2,372,729
                                                  ===========       ===========      ===========

Net premium income increased $206,414 (6%) from 2002 to 2003 and $958,131 (40%) from 2001 to 2002. Total first year whole life premium decreased $433,451 (24%) from 2002 to 2003 and increased $449,660 (33%) from 2001 to 2002. Total renewal year whole life premiums increased $651,863 (41%) from 2002 to 2003 and $561,068 (54%) from 2001 to 2002. The increase in net premium income has been driven by increased sales of the Company's Final Expense product and renewal year premiums collected on the Company's FA2000 product. First year premiums collected on the FA2000 product have decreased from prior year as a result of the disruptive affect of the Company's 2003 proxy contest on its customers, shareholders and its marketing agents used to market the Company's FA2000 product. The Company anticipates a reduction in FA2000 production will continue in year 2004. Management is presently reviewing its product portfolio in an effort to manage production to both the needs and capacity of the Company.

Net investment income decreased $31,012 (5%) from 2002 to 2003 and decreased $111,473 (16%) from 2001 to 2002. During 2002 short-term investments were converted to investments in available-for-sale fixed maturity investments, with lower yields as compared to bonds that have been purchased in prior years. The decrease in yields resulted in the decrease in net investment income for the year ended December 31, 2002. During 2003 excess cash was used to purchase available-for-sale fixed maturity investments, with lower yields as compared to bonds that have been purchased in prior years. The decrease in yields resulted in the decrease in net investment income for the year ended December 31, 2003.

Rental income decreased from $214,676 in 2002 to $213,457 in 2003. The decrease in rental income resulted from a month to month lease being cancelled in December of 2003. Rental income increased from $106,963 in 2001 to $214,676 in 2002. The increase in rental income resulted from a whole year of leasing of office space instead of a partial year in 2001. Rental income is earned by leasing approximately 12,500 square feet of office space in the home office building. The Company has executed a 10 year inclusive non cancelable lease on 10,000 square feet of the office space.

Benefits and expenses totaled $5,040,455, $4,303,906 and $3,420,581 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in total benefits and expenses were policy reserve increases of $819,632, $786,064 and $603,159 during 2003, 2002, and 2001, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, it is reasonable for policy reserves to continue to increase.

Policyholder surrender values increased $59,980 from 2002 to 2003 and $20,408 from 2001 to 2002. This increase is due to the maturation of policies.

Interest credited on annuities and premium deposits totaled $304,283, $171,866 and $78,989 for the years ended December 31, 2003, 2002 and 2001, respectively. The increases during 2003 and 2002 ($132,417 and $92,877, respectively) are primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce (6,582, 4,927 and 2,933 in 2003, 2002 and 2001, respectively).

Death claims increased $165,622 from 2002 to 2003 and $38,517 from 2001 to 2002. The increase is due to the maturation of policies.

Commission expense was $1,235,074, $1,366,805 and $849,576 for the years ended December 31, 2003, 2002, and 2001, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The increases and/or decreases in commission expenses are directly related to the increases and/or decreases in first year premium income during each respective period.

Acquisition costs related to the sale of insurance are capitalized and amortized over the life of the associated policies. These costs include commissions on first year business, medical exams and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. During 2003, 2002 and 2001, $1,453,440, $1,680,977 and $1,115,390,
respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $629,068, $423,210, and $459,124, respectively.

Salaries, wages and employee benefits increased from $1,020,655 in 2001 to $1,352,175 in 2002 and $1,150,230 in 2003. The increase in 2002 resulted from the hiring of numerous employees that occupied new positions within the Company. The decrease in 2003 resulted from a decrease in number of employees in 2003 as compared to 2002.

Administrative fees - related party were paid to FAC for underwriting, accounting and other policy services during 2002 and 2001. There were no administrative fees - related party in 2003. During 2002 and 2001, respectively, these fees totaled $288,936 and $142,785 and were calculated based on a percentage of FLAC's premium income collected. The increase in the 2002 amount is due to the buyout of the administrative agreement for a lump sum amount of $212,000.

Other operating costs and expenses totaled $1,845,155, $1,394,120 and $1,235,769 for the years ended December 31, 2003, 2002, and 2001, respectively. The significant increase in 2003 compared to 2002 is directly related to the Company's 2003 proxy contest and the litigation surrounding the contest as well as increased legal fees related to the lawsuit filed against the Company's former President. Significant components of the $451,035 increase from 2002 to 2003 include the following: legal fees of $396,076, annual meeting expenses of $143,549 and $165,000 in settlement amount paid to AF&L, Inc. in settlement of its claim. These increases were offset by decreases in agency related expenses of $106,055, EDP expenses of $35,777, interest expense of 22,948 and travel, meals and entertainment expenses of $75,059. The decreases in expenses are the result of management implementing tighter control over expenses during 2003. Significant components of the $158,351 increase from 2001 to 2002 include the following: interest expense of $49,593, travel related expenses of $71,253, EDP consulting of $83,061 and depreciation expense of $47,301.

Liquidity and Capital Resources

During the years ended December 31, 2003, 2002, and 2001, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash used in operating activities during the years ended December 31, 2003, 2002 and 2001 totaled $179,098, $280,699 and $226,170, respectively. Cash used in operating activities was directly affected by the Company's 2003 proxy contest, the litigation surrounding such contest, payment for the legal settlement to AF&L, and the lawsuit against the Company's former President.

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

Management of the Company has identified that there may be a need for additional capital in the long term. Such capital could be used on a working capital basis or to grow the business. In the event that additional capital is deemed necessary, the Company may seek to sell additional equity securities, debt securities or to borrow monies.

The Company's former President and Chief Executive Officer has made a demand on the Company for the payment of $250,000 in severance benefits under his employment agreement. The Company denies any such obligation. See Item 3 for other claims made by the former President and CEO. If these claims are found to be meritorious, the Company's liquidity could be adversely affected.

Item 7.  Financial Statements

The consolidated financial statements and related notes are included in this report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 8a.  Controls and Procedures

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

The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

The current Executive Officers and Directors of the Company are as follows:

Name                                  Age               Position
----                                  ---               --------
Harland E. Priddle                    73                Chairman of the Board/Secretary/Treasurer
John F. Van Engelen                   51                President and CEO
Vincent L. Rocereto                   82                Executive Vice President
Paul E. Burke Jr.                     70                Director
Edward C. Carter                      61                Director
Thomas M. Fogt                        58                Director
Kenneth L. Frahm                      57                Director
Stephen J. Irsik Jr.                  57                Director
John G. Montgomery                    64                Director
Gary E. Yager                         49                Director

The Directors serve until their successors are elected and qualified. Directors are elected annually by the stockholders. The Executive Officers serve at the discretion of the Board of Directors. The President, Secretary and Treasurer are elected at the annual meeting of the Board, while the other officers are elected by the Board from time to time as the Board deems advisable. The Executive Officers and Directors also hold the same positions for the Company's subsidiaries. The following is a brief description of the previous business background of the Executive Officers and Directors:

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

John F. Van Engelen: Mr. Van Engelen was named President and CEO of the Company on February 16, 2004. Mr. Van Engelen previously was the President of Western United Life. Mr. Van Engelen joined Western United Life in 1984 as its underwriting manager, and shortly thereafter he was appointed Vice President--Underwriting. From 1987 to 1994, he was Vice President--Sales and a Regional Sales Manager. During 1994, he was appointed President of Western United Life. Prior to joining Western United Life, Mr. Van Engelen had worked in the insurance industry and in corporate and public accounting. He holds the following certifications: CPA, CFP, CLU, CHFC, and FLMI. He is also a member of the American Institute of Certified Public Accountants, Society of Financial Service Professionals, National Association of Insurance and Financial Advisors, and a board member of the New Mexico Life and Health Guaranty Fund. Mr. Van Engelen holds a Bachelor of Business Administration in Accounting from Boise State University.

Vincent L. Rocereto: Mr. Rocereto was named Executive Vice President on February 16, 2004. Previously, Mr. Rocereto was the President of the Company since February 28, 2003. Mr. Rocereto is the former President, CEO and Chairman of the Board for American Home Life Insurance Company. He retired from American Home Life Insurance Company in 1986. Mr. Rocereto was employed as a schoolteacher and a coach between the years of 1946 to 1953. He started his career at American Home Life as a part time agent while still teaching in 1953. He then became a full time agent and was promoted to Field Supervisor. Mr. Rocereto eventually became the Marketing Vice President and later was named Executive Vice President. Mr. Rocereto has been the President of Kansas Life Insurance Association. He has served on the International Board on Life Insurance and Management Research Association. He served as a Board of Director for Merchant Bank for 20 years. He served on the Kansas Life and Health Guarantee Association Board. Mr. Rocereto is a Navy veteran of WWII.

Paul E. Burke, Jr.: Mr. Burke, who has been a Director of the Company since its inception, is the President of Issues Management Group, Inc., a public relations and governmental affairs consulting company. Mr. Burke served as a member of the Kansas State Senate from 1975 to January 1997 and served as the President of the Senate from 1989 until his retirement in 1997. During his tenure in the Kansas Senate, Mr. Burke served as Chairman of the Organization, Calendar and Rules, Legislative Coordinating Council and Interstate Cooperation Committees. Mr. Burke was a majority leader of the Senate from 1985 to 1988. Mr. Burke has served in numerous national, state and local leadership positions including past positions as a member of the President's Advisory Commission on Intergovernmental Relations. He is also the former owner of WEBBCO, Inc., an industrial engineering and equipment company. Mr. Burke received his Bachelor of Science degree in business from the University of Kansas in 1956.

Edward C. Carter: Mr. Carter, who has been a Director of the Company since its inception, is an entrepreneur and real estate developer. Mr. Carter is a retired senior executive (1963-1992) with the Kansas Southwestern Bell Telephone Company. He served in numerous senior executive positions including Division Manager Regulatory Relations, Regional Vice President Southwestern Bell Telecom, a start up company serving a four state area, and Kansas Director of Marketing and District Manager Residence Service Centers. Mr. Carter served as City Commissioner and Mayor of Lawrence, Kansas from 1977 to 1981. He was a director and President of the Lawrence, Kansas Rotary Club, past Executive Board Member of the Kansas State Chamber of Commerce, past Chairman of the Douglas County United Fund and Director and President of Junior Achievement. He is a Co-Recipient of the Outstanding Kansan Award for Civic Service and received the Lifetime Meritorious Achievement Award from Pittsburgh State University in 2001. Mr. Carter was a member and All Conference guard on the Pittsburgh State University National Championship Football Team. He received his B.A. in Business Administration from Pittsburgh State University in 1963.

Thomas M. Fogt: Mr. Fogt has been a director of the Company since March 31, 2003. Mr. Fogt has over twenty-five years of experience in insurance, financial management, accounting, corporate development and business planning. He has a master's degree from Xavier University in business and is a member of the American Institute of Certified Public Accountants. Mr. Fogt has served as Executive Vice President for AmerUs Annuity Group Co., a subsidiary of AmerUs Group, since 1994 with responsibilities for finance and accounting, as well as mergers and acquisitions. Prior to joining AmerUs, Mr. Fogt was a partner with the accounting firm of Deloitte & Touche.

Kenneth L. Frahm: Mr. Frahm, who has been a Director of the Company since its inception, has been a self-employed farmer since 1975. He currently owns 1,200 acres of irrigated corn and dryland wheat production land and is a member of a family partnership, which produces over 500,000 bushels of corn and wheat annually on 6,500 acres of western Kansas farm land. Mr. Frahm's operating entities include Allied Family Farm and Grain Management, Inc. He is past President of the Kansas Development Finance Authority. He is past Chairman of 21st Century Grain Processing Cooperative, and a former member of the Board of Directors of Bank IV Community Bank in Colby. In addition, Mr. Frahm is a member of the Kansas Farm Service Agency State Committee appointed by US Agriculture Secretary Ann Veneman. He is a member of the Agricultural Use Value Committee of the Kansas Department of Revenue, an Executive Committee member of the Fort Hays State University Endowment Association, a past member of the Board of Directors of the Kansas Area United Methodist Foundation and Chairman of its Investment Committee, Past President and Paul Harris Fellow of Rotary, a member of the Kansas Farm Bureau, Kansas Livestock Association, Kansas Corn Growers Association, Kansas Association of Wheat Growers and serves on the Boards of Directors of the Ogallala Aquifer Institute and the Kansas Water Congress. Mr. Frahm is married to Sheila Frahm, a former Kansas United States Senator and has three daughters. Mr. Frahm received his B.A. in Economics in 1968 from Fort Hays Kansas State College and his M.B.A. in Finance in 1969 from the University of Texas at Austin.

Stephen J. Irsik Jr.: Mr. Irsik, who has been a Director of the Company since its inception, is one of the owners of a multi faceted agri-business centered in western Kansas. The business deals with identity preserved grain production, angus beef and the dairy industry. Mr. Irsik is one of the owners of Irsik & Doll Company, a grain storage, merchandising and full feeding cattle operation with facilities across the State of Kansas. Mr. Irsik is serving his 16th year on the Gray County Commission. He currently serves on the 21 Century Alliance Board, 21Century Grain Processing board and Home National Bank Board of Garden City, Kansas. Mr. Irsik has served as a past Board member of the Southwest Kansas Irrigation Association, Upper Ark Basin Advisory committee and Ground Water Management District #3. He is a graduate of Kansas State University and a veteran of the United States Air Force.

John G. Montgomery: Mr. Montgomery, who has been a Director of the Company since its inception, is the President of Montgomery Communications, Inc. of Junction City, Kansas. He is a newspaper publisher and TV station owner. He is also President of the Junction City Housing and Development Corporation. From 1964 to 1973 he was the Assistant to the President at the San Francisco Newspaper Printing Company. Mr. Montgomery is a member of the InterAmerican Press Association, Inland Daily Press Association and the Kansas Press Association. He was Civilian Aid to the Secretary of the Army of Kansas from 1979-1981 and has again served in that role since 1995. He has extensive state government service including Past Chairman of the Kansas Board of Regents, Past member of the Washburn University Board of Regents, and 1986 Democratic nominee for Lieutenant Governor. His considerable civic involvement, in part, includes being past President of the Junction City Chamber of Commerce, Director and past President of the United Way, past Board member of the Boy Scouts of America, Coronado Council, past Director of the armed service YMCA, Trustee of the William Allen White Foundation, Co-chair of Economic Lifelines, Board member of Kansas Wildscape and the Kansas 4-H and a member of the Rotary Club. Mr. Montgomery has received the 1975 Jaycees Outstanding Young Man of Kansas Award, 1975 Junction City Jaycees Distinguished Service Award and the Department of the Army, Patriotic Civilian Service Award. He graduated from the Philips Academy, Andover, Massachusetts, in 1958, Yale University in 1962, receiving a Bachelor of Arts Degree, and from Stanford University in 1964, where he received his MBA Degree.

Gary E. Yager: Mr. Yager, who has been a Director of the Company since its inception, became the Vice Chairman of Western National Bank in September of 2002. From December 1995 to September of 2002 Mr. Yager was the Executive Vice President and Chief Executive Officer and Senior Lender of the Columbian Bank of Topeka, Kansas. From October 1986 to December 1995, Mr. Yager served as either the Vice President and Branch Manager or the Vice President of Commercial Loans for the Commerce Bank and Trust of Topeka, Kansas. From 1976 to 1986, he served in various management positions with Bank IV of Topeka including Assistant Vice-President of Correspondent Banking and Branch Manager. Mr. Yager is currently a member of the Topeka Housing Authority, Topeka Chamber of Commerce, Art Council of Topeka, the Washburn University Ichabod Club and the Washburn University Moore Bowl Renovation Committee. Additionally, he currently serves as President of Downtown Topeka, Inc. and as Chairman of the Business Improvement District of Topeka. He is a former member of the Board of Directors of the Topeka Family Service and Guidance Center and former advisor of Junior Achievement. He is a past member of the Topeka Active 20-30 Club, where he served in numerous leadership roles including President and Treasurer. Mr. Yager received his BA degree in Business Administration from Washburn University of Topeka in 1976.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of change in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all forms under Section 16(a). To the Company's knowledge, all filings were made on a timely basis, other than Thomas M. Fogt, who acquired 200 shares of Company common stock during 2003. Mr. Fogt has not filed a Form 4 or Form 5 reporting such acquisition.

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is responsible for the selection, review and oversight of the Company's independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company's reporting practices and the evaluation of the Company's internal controls and accounting procedures. It also periodically reviews audit reports with the Company's independent auditors. The Audit Committee is currently comprised of Gary Yager, John Montgomery and Thomas Fogt. Each of the members of the Audit Committee are "independent" as that term is defined in Rule 4200(a)(14) of the Nasdaq Marketplace Rules. The Board of Directors has adopted a written charter for the Audit Committee. The Board of Directors has determined that Mr. Fogt is an "audit committee financial expert" as defined under regulations of the SEC.

Code of Ethics

The Company has adopted a code of ethics that applies to all executive officers and directors. A copy of the code of ethics has been filed as an exhibit to this report.

Item 10.    Executive Compensation

The following table sets forth amounts earned by executive officers as compensation over the past three years:

                                                        Annual Compensation

                                                                                                   Other Annual          All Other
Name and Principal Position                             Year     Salary ($)    Bonus ($) (1)   Compensation ($) (2)    Compensation
-----------------------------------------------------------------------------------------------------------------------------------
Harland E. Priddle                                      2003        76,154          1,385               -                17,141(3)
Chairman / Treasurer / Secretary and Director           2002         3,600              -               -                     -
                                                        2001             -              -               -                     -

Vincent L. Rocereto                                     2003        73,038          1,731               -                     -
Executive Vice President and Former President / CEO     2002             -              -               -                     -
                                                        2001             -              -               -                     -

Rickie D. Meyer                                         2003        20,348         30,786           3,500                61,466(4)
Former President / CEO and Director                     2002       105,301        104,651           8,131                     -
                                                        2001        96,271         79,080           5,983                     -

Michael N. Fink                                         2003             -              -               -                20,269(5)
Former Chairman and Director                            2002        64,748         86,199           3,554                     -
                                                        2001        77,017         63,264           2,792                     -

Phillip M. Donnelly                                     2003             -              -               -                     -
Former Treasurer / Secretary and Director               2002        74,895         31,957               -                     -
                                                        2001        72,838         19,783               -                     -

(1) Bonus amounts for Messrs. Meyer, Fink and Donnelly include incentive compensation paid in accordance with their Executive Employment Agreements. Incentive compensation was calculated based on a set percentage of the first year and renewal year premium collected by the Company. Bonus amounts for Messrs. Priddle and Rocereto include holiday bonuses paid during the year. Bonus amounts were calculated as one week's gross pay.

(2) Other Annual Compensation consists of automobile allowances. The aggregate cost to the Company of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus received by the applicable executive officers.

(3) All Other Compensation for Mr. Priddle includes travel and lodging expenses paid by the Company for Mr. Priddle to commute between his home in Burrton, Kansas and the Company's home office in Topeka, Kansas.

(4) All Other Compensation for Mr. Meyer includes $46,689 in severance benefits paid subsequent to his departure from the Company. Severance benefits were provided for a three-month period commencing on February 28, 2003. All Other Compensation also includes $14,777 paid to Mr. Meyer subsequent to his departure from the Company for vested renewal incentives in accordance with his Executive Employment Agreement. Vested renewal incentives were calculated based on a set percentage of the renewal premium collected by the Company.

(5) All Other Compensation for Mr. Fink includes amounts paid subsequent to his departure from the Company for vested renewal incentives in accordance with his Executive Employment Agreement. Vested renewal incentives were calculated based on a set percentage of the renewal premium collected by the Company.

Compensation of Directors

Each non-employee director is paid $750 per regular meeting attended for the Company and its subsidiaries, $75 per telephonic meeting and $250 per committee meeting. In addition, as an annual retainer for non-employee directors, an attendance pool fee has been established. This pool consists of 1% of the premiums delivered in each calendar year and is paid to each non-employee director on a pro-rata basis determined by his attendance of board meetings. This fee was payable in cash for calendar years 2001 and 2002. No fee was payable for calendar year 2003 as the pool was terminated during that year.

Executive Employment Agreements

The Company had entered into an Executive Employment Agreement with Mr. Meyer. The employment agreement for Mr. Meyer was for a term of four years beginning November 1, 1998. The employment agreement for Mr. Meyer expired on November 1, 2002, but was reinstated for a period of time before lapsing.

On November 15, 2002, Mr. Harland E. Priddle became an at-will employee serving as the Chairman of the Board, Secretary and Treasurer of the Company and its subsidiaries. On February 28, 2003, Mr. Vincent L. Rocereto became an at-will employee serving as President and Chief Executive Officer of the Company and its subsidiaries. The gross annual base salary under the at-will agreements is $90,000 and $72,000 for Messrs. Rocereto and Priddle, respectively. Mr. Rocereto performed the duties of President and Chief Executive Officer until February 16, 2004, at which time he was named Executive Vice President.

On February 16, 2004, the Company entered into an Employment Agreement with Mr. John F. Van Engelen to serve as President and Chief Executive Officer of the Company and its subsidiaries. The agreement is for an initial term of one year. Subsequent to the expiration of the initial term, the agreement becomes an at-will employment agreement. The agreement calls for a gross annual base salary of $140,000. In addition, a performance bonus of not less than 20% of the gross annual base salary will be paid at the end of any calendar year of employment under the agreement if Mr. Van Engelen's performance is determined to be satisfactory by the Company's Board of Directors. The performance bonus will be paid either in cash or shares of the Company's common stock (with the number of shares determined on the basis of the book value of the stock on the last day of the calendar year). The agreement also includes an option to purchase 10,000 shares of the Company's common stock at the current book value for a period of 90 days from the effective date of the agreement. In the event that there is a change in control of the Company, whether during the initial term or during at-will employment, Mr. Van Engelen may terminate his employment with the Company within a period of 60 days after the change in control becomes effective. In such event, Mr. Van Engelen will receive a lump sum cash payment in the amount of $280,000 within 30 days of his last day of employment. In addition, if Mr. Van Engelen elects, pursuant to applicable federal or state law, continuation coverage under the Company's health, major medical or dental plans, the Company will pay for the same portion or percentage of such coverage as it was paying prior to his termination of employment, for the first 12 months of such period of continuation coverage or such lesser period of time as he remains eligible for and continues to purchase such continuation coverage.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 17, 2004, regarding ownership of Common Stock of the Company by (i) the only persons known by the Company to own beneficially more than 5% thereof; (ii) the executive officers and directors individually; and (iii) all officers and directors as a group.

   Name and Address of                                                   Amount and Nature of
   Beneficial Owner                    Class of Stock                    Beneficial Ownership       Percent of  Class
   ------------------------------------------------------------------------------------------------------------------
Brooke Corporation
10950 Grandview St, Ste 600
Overland Park, KS 66210                    Common                                 450,500                   9.61%

Paul E. Burke, Jr.
2009 Camelback Drive
Lawrence, KS 66047                         Common                                  50,000                   1.07%

Edward C. Carter
4100 Wimbledon Drive
Lawrence, KS 66047                         Common                                  85,000                   1.81%

Thomas M. Fogt
8200 W 101st Ter                           Common                                     200                       *
Overland Park, KS 66212

Kenneth L. Frahm
Box 849
Colby, KS 67701                            Common                                  40,000                       *

Stephen J. Irsik, Jr.
05405 Six Road
Ingalls, KS 67853                          Common                                  69,000                   1.47%

Rickie D. Meyer
2955 SW McClure Road, Apt 308                                                     256,000                   5.46%
Topeka, KS 66614                           Common

John G. Montgomery
510 Redbud Lane
Junction City, KS 66441                    Common                                  45,000                       *

Harland E. Priddle
8214 South Haven Rd.
Burrton, KS 67020                          Common                                  40,000                       *

Vincent L. Rocereto
1821 Campbell Ave
Topeka, KS 66604                           Common                                       -                       *

John F. Van Engelen
4410 W. Excell
Spokane, WA 99208                          Common                                       -(1)                    *

Gary E. Yager
3521 SW Lincolnshire
Topeka, KS 66614                           Common                                  40,000                       *

All Directors and Officers as a Group                                             369,200                   7.88%

*     Indicates less than 1% ownership.

(1) Does not include an option to purchase 10,000 shares of Company common stock at the current book value prior to May 16, 2004.

Item 12.    Certain Relationships and Related Transactions

The Company contracted with First Alliance Corporation ("FAC"), a Lexington, Kentucky based insurance holding company and a former 5% or greater shareholder of the Company, to provide accounting services for FLAC and the Company. Under the terms of the management agreement, the Company paid fees based on a percentage of delivered premiums of FLAC. The percentages were 5.5% of first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums; 1% of fifth year premiums; 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $288,936 and $142,785 of fees during 2002 and 2001, respectively.

Effective September 30, 2002 the Company acquired 525,000 shares of its common stock held by FAC for an aggregate purchase price of $1,002,750. In conjunction with the agreement to repurchase the stock, the Company also acquired 72,500 shares of its common stock held by six individuals associated with FAC for an aggregate purchase price of $138,475. In a related agreement, the Company and FAC agreed to terminate the management agreement between the parties through which the Company received administrative, reporting and underwriting services from FAC. Termination of the agreement occurred by the Company making a lump-sum payment of $212,000 to FAC on September 30, 2002. This amount represented the then present value of fees anticipated to be earned by FAC under the agreement which would otherwise have been payable over time. These agreements effectively severed FAC's financial interest in the Company.

In the past the Company leased approximately 2,500 square feet of the Company's home office building to Montgomery Communications on a month to month basis. This lease was cancelable upon the lessor or lessee providing the other party written notice 60 days prior to termination of the lease. Montgomery Communications gave the Company written notice to cancel the lease effective December 2003, at which time the lease was terminated. John Montgomery, a Director of the Company, is the President of Montgomery Communications.

The Company's note payable was obtained through Western National Bank. Gary Yager, a Director of the Company, is the Vice Chairman of Western National Bank. The terms of the note payable were determined by competitive bid.

Item 13.  Exhibits and Reports on Form 8-K

The following documents are filed as part of this Form 10-KSB:

(a) Financial Statements are attached hereto and included herein on pages F-1 through F-23.

(b)  Index to Exhibits

Exhibit No.       Description
----------        -----------
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

10.1              Form of Advisory Board Contract (Incorporated by reference from
                  Exhibit 6.2 to the Registrant's amended Form 10-SB filed
                  August 13, 1999)

10.2              Service Agreement amended and restated effective January 1,
                  2002 between First American Capital Corporation and First Life
                  America Corporation (Incorporated by reference from Exhibit
                  10.3 to the Registrant's Form 10-KSB filed March 31, 2003)

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

10.5              Employment Agreement effective February 16, 2004 between First
                  American Capital Corporation and John F. Van Engelen (*)

10.6              Intercompany Tax Sharing Agreement dated December 31, 2003 between First American Capital Corporation and First Life America
                  Corporation (*)

14.1              First American Capital Corporation Code of Ethics for Executive
                  Management and Board of Directors (*)

21                Subsidiaries of First American Capital Corporation (Incorporated
                  by reference from Exhibit 21 to the Registrant's Form 10-KSB filed
                  March 31, 2003)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1              Certificate of Chief Executive Officer pursuant to Section 18 U.S.C.
                  Section 1350 (*)

Exhibit No.       Description
-----------       -----------
32.2              Certificate of Chief Financial Officer pursuant to Section 18
                  U.S.C. Section 1350 (*)

(*) Filed herewith

(c)  Reports on Form 8-K.

The Company filed a current report on Form 8-K dated November 12, 2003 announcing the Company's initiation of a lawsuit against its former President and Director, Rickie D. Meyer, seeking damages for, among other things, abuse of the Company's expense reimbursement policy, misappropriation of funds, indemnification, and breach of fiduciary duty. The Company filed a current report on Form 8-K dated December 19, 2003 disclosing its issuance of a press release announcing current developments. Subsequent to the year ended December 31, 2003, the Company filed a current report on Form 8-K dated January 29, 2004 announcing current developments. Subsequent to the year ended December 31, 2003, the Company filed a current report on Form 8-K dated February 23, 2004 announcing that John Van Engelen was named President of the Company. Subsequent to the year ended December 31, 2003, the Company filed a current report on Form 8-K dated March 16, 2004 announcing current developments.

Item 14.  Principal Accountant Fees and Services

All audit related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Kerber, Eck, & Braeckel LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

The following table represents fees for professional audit services rendered by Kerber, Eck, & Braeckel LLP for the audit of our annual financial statements and review of the financial statements included in our quarterly reports.

                                                     Years Ended December 31,
                                                       2003           2002
                                                      --------       --------
                          Audit fees (1)              $ 78,929       $ 45,058
                          Audit related fees (2)             -              -
                          Tax fees (3)                       -              -
                          All other fees (4)                 -              -
                                                      --------       --------
                                                      $ 78,929       $ 45,058
                                                      ========       ========

(1) Audit fees - Consists of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Kerber, Eck, & Braeckel LLP in connection with statutory and regulatory filings or engagements.

(2) Audit related fees - Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit Fees." These services include consultations concerning financial accounting and reporting standards.

(3) Tax fees - Consists of fees billed for professional services for federal and state tax compliance, tax advice and tax planning.

(4) All other fees - Consists of fees for products and services other than the services reported above.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


By  /s/ John F. Van Engelen                                       Date 03/29/04
   --------------------------------------------------------           --------------------
   John F. Van Engelen, President & Chief Executive Officer

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ John F. Van Engelen                                       Date 03/29/04
   --------------------------------------------------------           --------------------
   John F. Van Engelen, President & Chief Executive Officer


By  /s/ Harland E. Priddle                                        Date 03/29/04
   --------------------------------------------------------           --------------------
   Harland E. Priddle, Chairman/Secretary/Treasurer/
                       Principal Financial Officer/
                       Principal Accounting Officer/Director


By  /s/ Vincent L. Rocereto                                       Date 03/29/04
   --------------------------------------------------------           --------------------
   Vincent L. Rocereto, Executive Vice President


By  /s/ Thomas M. Fogt                                            Date 03/29/04
   --------------------------------------------------------           --------------------
   Thomas M. Fogt, Director


By  /s/ John G. Montgomery                                        Date 03/29/04
   --------------------------------------------------------           --------------------
   John G. Montgomery, Director


By  /s/ Gary E. Yager                                             Date 03/29/04
   --------------------------------------------------------           --------------------
   Gary E. Yager, Director


By  /s/ Kenneth L. Frahm                                          Date 03/29/04
   --------------------------------------------------------           --------------------
   Kenneth L. Frahm, Director


By  /s/ Edward C. Carter                                          Date 03/29/04
   --------------------------------------------------------           --------------------
   Edward C. Carter, Director


By  /s/ Stephen J. Irsik Jr.                                      Date 03/29/04
   --------------------------------------------------------           --------------------
   Stephen J. Irsik, Director Jr.

                       FIRST AMERICAN CAPITAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               Page
Consolidated Financial Statements                                                             Numbers
---------------------------------                                                             -------
Independent Auditors' Report..............................................................       F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002..............................       F-3

Consolidated Statements of Operations for the years ended
      December 31, 2003, 2002 and 2001....................................................       F-5

Consolidated Statements of Comprehensive Income for the years
      ended December 31, 2003, 2002 and 2001..............................................       F-6

Consolidated Statements of Changes in Shareholders' Equity for the years
      ended December 31, 2003, 2002, and 2001.............................................       F-7

Consolidated Statements of Cash Flows for the years ended
      December 31, 2003, 2002, and 2001...................................................       F-8

Notes to Consolidated Financial Statements................................................       F-10

                          Independent Auditors' Report


Board of Directors and Shareholders
First American Capital Corporation


         We have audited the accompanying consolidated balance sheets of First American Capital Corporation (a Kansas corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Capital Corporation and subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                       KERBER, ECK & BRAECKEL LLP


Springfield, Illinois
March 18, 2004

                       FIRST AMERICAN CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                                                                    2003                 2002
                                                                                ------------         ------------
ASSETS
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $11,432,605
            in 2003 and $10,096,482 in 2002)                                    $ 12,032,106         $ 10,760,529
            Equity securities (cost of $41,800 in 2003 and 2002)                      41,800               41,800
      Investments in real estate                                                     274,564              274,564
      Policy loans                                                                    60,451               65,011
      Notes receivable (net of valuation allowance
            of $0 in 2003 and $2,368 in 2002)                                         13,741               28,204
      Short-term investments                                                         460,593              416,801
                                                                                ------------         ------------
Total investments                                                                 12,883,255           11,586,909

Cash and cash equivalents                                                            397,789              400,062
Investments in related parties                                                        65,200               89,749
Accrued investment income                                                            181,069              177,598
Accounts receivable                                                                  296,366              322,421
Deferred policy acquisition costs (net of accumulated
     amortization of $2,312,021 in 2003 and $1,682,954 in 2002)                    4,010,959            3,186,587
Property and equipment (net of accumulated depreciation
     of $383,199 in 2003 and $264,976 in 2002)                                     2,836,814            2,952,046
Other assets                                                                           7,648               31,144
                                                                                ------------         ------------
Total assets                                                                    $ 20,679,100         $ 18,746,516
                                                                                ============         ============

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                           DECEMBER 31, 2003 AND 2002

                                                                                      2003                2002
                                                                                  ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
     Future annuity benefits                                                       $ 4,899,770         $ 2,888,962
     Future policy benefits                                                          3,128,491           2,308,859
     Liability for policy claims                                                       108,018              78,671
     Policyholder premium deposits                                                     217,976             219,629
     Deposits on pending policy applications                                            32,491             197,013
     Reinsurance premiums payable                                                       31,713              39,886
                                                                                  ------------        ------------
Total policy and contract liabilities                                                8,418,459           5,733,020

Commissions, salaries, wages and benefits payable                                       53,015              55,230
Other liabilities                                                                      174,277             108,075
Note payable                                                                         1,843,007           1,888,844
Deferred federal income taxes payable                                                  760,881           1,066,390
                                                                                  ------------        ------------
Total liabilities                                                                   11,249,639           8,851,559

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares issued and 4,687,078 shares outstanding
     in 2003 and 2002                                                                  544,958             544,958
Additional paid in capital                                                          12,380,523          12,380,523
Accumulated deficit                                                                 (2,562,839)         (2,076,839)
Accumulated other comprehensive income                                                 452,302             431,798
Less: Treasury stock held at cost (762,500 shares in 2003 and 2002)                 (1,385,483)         (1,385,483)
                                                                                  ------------        ------------
Total shareholders' equity                                                           9,429,461           9,894,957
                                                                                  ------------        ------------
Total liabilities and shareholders' equity                                        $ 20,679,100        $ 18,746,516
                                                                                  ============        ============

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                      2003                2002                 2001
                                                                  -----------         -----------          -----------
Revenues:
        Gross premium income                                      $ 3,657,862         $ 3,441,407          $ 2,450,917
        Reinsurance premiums assumed                                    5,943               1,077                   15
        Reinsurance premiums ceded                                   (126,531)           (111,624)             (78,203)
                                                                  -----------         -----------          -----------
                 Net premium income                                 3,537,274           3,330,860            2,372,729
        Net investment income                                         558,418             589,430              700,903
        Net realized investment gain                                    4,820              22,848               24,584
        Rental income                                                 213,457             214,676              106,963
        Other income                                                        -               1,334               13,969
                                                                  -----------         -----------          -----------
             Total revenue                                          4,313,969           4,159,148            3,219,148



Benefits and expenses:
        Increase in policy reserves                                   819,632             786,064              603,159
        Policyholder surrender values                                 127,142              67,162               46,754
        Interest credited on annuities and
             premium deposits                                         304,283             171,866               78,989
        Death claims                                                  251,389              85,767               47,250
        Commissions                                                 1,235,074           1,336,805              849,576
        Policy acquisition costs deferred                          (1,453,440)         (1,680,977)          (1,115,390)
        Amortization of deferred policy
             acquisition costs                                        629,068             423,210              459,124
        Salaries, wages, and employee benefits                      1,150,230           1,352,175            1,020,655
        Miscellaneous taxes                                           131,922              78,778               51,910
        Administrative fees - related party                                 -             288,936              142,785
        Other operating costs and expenses                          1,845,155           1,394,120            1,235,769
                                                                  -----------         -----------          -----------
             Total benefits and expenses                            5,040,455           4,303,906            3,420,581
                                                                  -----------         -----------          -----------

Loss before income tax expense                                       (726,486)           (144,758)            (201,433)
                                                                  -----------         -----------          -----------

Income tax (benefit) expense                                         (240,486)            402,468              151,395
                                                                  -----------         -----------          -----------

Net loss                                                          $  (486,000)        $  (547,226)         $  (352,828)
                                                                  ===========         ===========          ===========

Net loss per common
        share - basic and diluted                                 $     (0.10)        $     (0.11)         $     (0.07)
                                                                  ===========         ===========          ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       2003               2002              2001
                                                                    ----------         ----------        ----------
Net loss                                                            $ (486,000)        $ (547,226)       $ (352,828)
Unrealized (loss) gain on available-for-sale securities:
     Unrealized holding (loss) gain during the period                  (60,789)           392,883           100,335
     Less: Reclassification for gains included in net income             4,820             22,848            24,584
     Tax benefit (expense)                                              86,113           (129,514)          (28,700)
                                                                    ----------         ----------        ----------

Other comprehensive income                                              20,504            240,521            47,051
                                                                    ----------         ----------        ----------

Comprehensive loss                                                  $ (465,496)        $ (306,705)       $ (305,777)
                                                                    ==========         ==========        ==========

Net loss per common share-basic and diluted                         $    (0.10)        $    (0.06)       $    (0.06)
                                                                    ==========         ==========        ==========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                2003                2002                2001
                                                                             -----------         -----------         -----------
COMMON STOCK:
     Balance, beginning of year                                              $   544,958         $   543,899         $   541,886
        Common shares issued                                                           0               1,059               2,013
                                                                             -----------         -----------         -----------
     Balance, end of year                                                        544,958             544,958             543,899

ADDITIONAL PAID IN CAPITAL:
     Balance, beginning of year                                               12,380,523          12,328,617          12,230,005
        Common shares issued                                                           0              51,906              98,612
                                                                             -----------         -----------         -----------
     Balance, end of year                                                     12,380,523          12,380,523          12,328,617

ACCUMULATED DEFICIT:
     Balance, beginning of year                                               (2,076,839)         (1,529,613)         (1,176,785)
        Net loss                                                                (486,000)           (547,226)           (352,828)
                                                                             -----------         -----------         -----------
     Balance, end of year                                                     (2,562,839)         (2,076,839)         (1,529,613)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
     Balance, beginning of year                                                  431,798             191,277             144,226
        Other comprehensive income                                                20,504             240,521              47,051
                                                                             -----------         -----------         -----------
     Balance, end of year                                                        452,302             431,798             191,277

TREASURY STOCK:
     Balance, beginning of year                                               (1,385,483)           (244,258)           (186,758)
        Purchase of 50,000 common shares at $1.15 per share                            -                   -             (57,500)
        Purchase of 597,500 common shares at $1.91 per share                           -          (1,141,225)                  -
                                                                             -----------         -----------         -----------
     Balance, end of year                                                     (1,385,483)         (1,385,483)           (244,258)
                                                                             -----------         -----------         -----------

Total shareholders' equity                                                   $ 9,429,461         $ 9,894,957         $11,289,922
                                                                             ===========         ===========         ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                          2003                2002                 2001
                                                                       ----------          ----------           ----------
OPERATING ACTIVITIES:
Net loss                                                               $ (486,000)         $ (547,226)          $ (352,828)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Interest credited on annuities and premium deposits                  304,283              77,189               82,838
     Net realized investment gain                                          (4,820)            (22,848)             (25,618)
     Provision for depreciation                                           124,093             134,999               87,698
     Equity loss in investment in affiliate                                46,049              28,832                    -
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                        87,980              53,849               (6,033)
     Interest credited to certificates of deposit balances                      -              (7,018)             (47,909)
     Realized net loss on disposal of assets                                2,179                   -                1,034
     Provision for deferred federal income taxes                         (219,401)            403,089              143,692
     (Increase) decrease in accrued investment income                      (3,471)              4,121              (33,232)
     Decrease (increase) in accounts receivable                            26,055            (217,974)             (11,280)
     Decrease (increase) in accounts receivable from affiliate                  -             124,881             (124,881)
     Increase in deferred policy acquisition costs, net                  (824,372)         (1,257,767)            (656,266)
     Decrease (increase) in policy loans                                    4,560             (31,833)             (27,188)
     Decrease (increase) in other assets                                   23,496              (5,072)              (7,685)
     Increase in future policy benefits                                   819,632             786,065              603,159
     Increase (decrease) in liability for policy claims                    29,347              78,671              (22,306)
     (Decrease) increase in deposits on pending policy applications      (164,522)             24,397               96,237
     (Decrease) increase in reinsurance premiums payable                   (8,173)              7,744                3,581
     (Decrease) increase in commissions, salaries, wages and
         benefits payable                                                  (2,215)             87,131               70,645
     Decrease in accounts payable to affiliate                                  -             (18,022)                 (25)
     Increase in other liabilities                                         66,202              16,093                  197
                                                                       ----------          ----------           ----------
Net cash used in operating activities                                  $ (179,098)         $ (280,699)          $ (226,170)

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                           2003                2002                 2001
                                                                       ------------        ------------         ------------
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities                   $ (2,816,821)       $ (5,152,880)        $ (4,537,224)
     Sale or maturity of available-for-sale fixed maturities              1,404,000           3,373,352            2,014,503
     Additions to property and equipment                                    (12,440)            (26,698)          (1,865,557)
     Dispositions of property and equipment                                   1,400                   -                    -
     Purchases of real estate held for investment                                 -                   -             (274,564)
     Purchase of investments in affiliates                                  (21,500)             (9,805)            (133,776)
     Payments on notes receivable                                            14,463               2,796               44,270
     Additions to notes receivable                                                -             (31,000)             (14,008)
     Purchases of short-term investments                                   (466,312)           (697,403)          (4,031,526)
     Sales or maturity of short-term investments                            415,000           2,537,643            6,496,662
                                                                       ------------        ------------         ------------
Net cash used in investing activities                                    (1,482,210)             (3,995)          (2,301,220)

FINANCING ACTIVITIES:
     Proceeds from note payable                                                   -                   -            1,301,982
     Payments on note payable                                               (45,837)            (78,484)             (32,672)
     Purchase of treasury stock                                                   -          (1,141,225)             (57,500)
     Deposits on annuity contracts                                        1,840,681           1,477,447              886,817
     Surrenders on annuity contracts                                       (120,606)            (78,540)             (24,520)
     Policyholder premium deposits                                           46,858             109,519               96,219
     Withdrawals on policyholder premium deposits                           (62,061)            (67,324)             (12,058)
                                                                       ------------        ------------         ------------
Net cash provided by financing activities                                 1,659,035             221,393            2,158,268
                                                                       ------------        ------------         ------------

Decrease in cash and cash equivalents                                        (2,273)            (63,301)            (369,122)

Cash and cash equivalents, beginning of period                              400,062             463,363              832,485
                                                                       ------------        ------------         ------------

Cash and cash equivalents, end of period                               $    397,789        $    400,062         $    463,363
                                                                       ============        ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES :
     Interest paid                                                     $    123,449        $    143,227         $     93,634
                                                                       ============        ============         ============

     Income taxes paid                                                 $          -        $     10,500         $          -
                                                                       ============        ============         ============

SCHEDULE OF NON-CASH FINANCING TRANSACTIONS:
     Common stock issued to Advisory Board Members                     $          -        $     52,965         $    100,625
                                                                       ============        ============         ============

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS

First American Capital Corporation (the "Company") is a holding company whose subsidiary, First Life America Corporation ("FLAC") is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states.

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

First Guard 10 is a ten year term product renewable to age 70 and convertible to age 60. Renewable means the policy is kept inforce as long as the premiums are paid, but the rates do change each 10 year period. Convertible means that prior to age 60 the policy can be converted to a permanent plan of insurance. The product is issued from age 18 to 60. The policy includes an accelerated death benefit rider. This rider provides that in the event that certain ailments or medical conditions occur, a 25% or 50% of the base policy coverage could be paid. The maximum benefit under this rider is $250,000. Payment of an accelerated benefit does reduce the future death benefit.

SPDA is a single premium deferred annuity contract. Additional deposits are subject to maximum and minimum restrictions. The contract is issued as a conventional deferred annuity that meets Federal requirements for tax deferred accumulation of interest.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which for FLAC, differ from statutory accounting practices prescribed or permitted by the Kansas Insurance Department ("KID").

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

Investments

The Company classifies all of its fixed maturity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Equity securities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost, which approximates fair value. Notes receivable are reported at unpaid principal balance, net of allowance for uncollectible amounts. Short-term investments consist of investments with original maturities of three months to one year and are carried at cost, which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income. Investments in related parties are reported using the equity method (see Note 5).

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

         Building and capitalized interest  39 years
         Land improvements                  15 years
         Furniture, fixtures and equipment  3 to 7 years

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Office Lease

The Company is currently located in a new office building owned by the Company in Topeka, Kansas. During 2001, the Company terminated the previous office lease. Rent expense incurred under this previous agreement for the year ended December 31, 2001 totaled $16,995.

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

Future Policy Benefits

The liabilities for future policy benefits on the Company's life insurance products are computed using the net level premium method and assumptions as to investment yields, mortality, withdrawals and other assumptions, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviations. Reserve interest assumptions ranged from 6.50 to 7.25 percent.

Future Annuity Benefits

Annuity contract liabilities are computed using the retrospective deposit method and consist of policy account balances before deduction of surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense. The range of interest crediting rates for annuity products was 4.75 to 7.88 percent in 2003 and 2002 and 7.50 to 7.75 in 2001.

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

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Federal Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under accounting principles generally accepted in the United States of America and balances determined for tax reporting purposes.

Reinsurance

Estimated reinsurance receivables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

Net Earnings (Loss) Per Common Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each year. The weighted average outstanding common shares were 4,687,078, 5,120,804 and 5,294,418 for the years ended December 31, 2003, 2002 and 2001, respectively.

Comprehensive Income

SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be recorded as a component of accumulated other comprehensive income. Unrealized gains and losses recognized in accumulated other comprehensive income that are later recognized in net income through a reclassification adjustment are identified on the specific identification method.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INVESTMENTS

The amortized cost and fair value of investments in fixed maturities at December 31, 2003 and 2002 are summarized as follows:

                                                                Gross          Gross
                                              Amortized      Unrealized      Unrealized         Fair
                                                 Cost           Gains          Losses           Value
                                             -----------     ----------      ----------      -----------
December 31, 2003:
------------------
U.S. Government Agency                       $ 3,428,817      $ 115,827       $  4,882       $ 3,539,762
Corporate bonds                                8,003,788        495,637          7,081         8,492,344
                                             -----------      ---------       --------       -----------
Total                                        $11,432,605      $ 611,464       $ 11,963       $12,032,106
                                             ===========      =========       ========       ===========

Equity securities                            $    41,800      $       -       $      -       $    41,800
                                             ===========      =========       ========       ===========


December 31, 2002:
------------------
U.S. Government Agency                       $ 3,976,796      $ 199,142            $ -        $4,175,938
Corporate bonds                                6,119,687        468,801          3,896         6,584,592
                                             -----------      ---------       --------       -----------
Total                                        $10,096,482      $ 667,943        $ 3,896       $10,760,529
                                             ===========      =========       ========       ===========

Equity securities                            $    41,800      $       -       $      -       $    41,800
                                             ===========      =========       ========       ===========

The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                                  Amortized Cost        Fair Value
                                                  --------------        -----------

Due in one year or less                             $ 1,576,336         $ 1,603,312
Due after one year through five years                 5,511,889           5,818,544
Due after five years through ten years                3,589,673           3,860,000
Due after ten years                                     754,707             750,250
                                                    -----------         -----------
                                                    $11,432,605         $12,032,106
                                                    ===========         ===========

The fair values for investments in fixed maturities are based on quoted market prices.

On June 20, 2000, the Company purchased, through a private placement, 168,000 shares of the common stock of Mid-Atlantic Capital Corporation ("MCC") of Charleston, West Virginia for $16,800. On August 16, 2001, the Company purchased, through a private placement, 250,000 shares of the common stock of Arkansas Security Capital Corporation ("ASCC") of Springdale, Arkansas for $25,000. These investments are restricted under Rule 144 of the Securities Act of 1933. There are no quoted market prices for these investments as these companies are still in the developmental stage.

Included in investments are securities, which have been pledged to various state insurance departments. The fair value of these securities were $2,172,541 and $2,199,038 at December 31, 2003 and 2002, respectively.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INVESTMENTS (CONTINUED)

During 2003, the Company had gross realized investment gains of $4,820. Investment gains were $39,454 and $26,746 during 2002 and 2001, respectively. During 2003, the Company did not have any gross realized investment losses. Gross realized investment losses totaled $16,606 and $2,162 in 2002 and 2001, respectively.

During 2002, the Company issued a $31,000 note to an employee of the Company. The note was to be payable in 36 equal monthly installments and bear interest at 8% per annum. During 2003, the note was called as a result of the employee failing to pay one of the monthly installments when due. Subsequent to the note being called, demand payments have been recovered from both the employee and the guarantor of the note. The remaining principal balance of the note was $13,741 and $28,204 at December 31, 2003, and 2002, respectively. No valuation allowance was assessed against the note at December 31, 2003 and 2002.

During July of 2000, advances to agents in the amount of $60,053 were converted to notes receivable to be collected over a three-year term. The notes accrued interest at 9.5% per annum. Total payments of $2,038 were received against these notes during 2002. The principal balance due on the notes at December 31, 2003 and 2002 was $0 (net of valuation allowance of $0) and $0 (net of valuation allowance of $2,368), respectively.

The carrying value of short-term investments approximates their fair value. At December 31, 2003 and 2002 the fair value of short-term investments was $460,593 and $416,801, respectively.

Interest income consists of interest earned on notes receivable, policy loans, available-for-sale securities and short-term investments, which include certificates of deposit.

Following are the components of net investment income for the years ended December 31, 2003, 2002 and 2001:

                                                       Years ended December 31,
                                                 2003            2002            2001
                                               ---------       ---------       ---------
Fixed maturities                               $ 549,369       $ 545,051       $ 482,201
Notes receivables                                  1,697           2,051           3,065
Short-term and other investments                  10,970          44,718         218,936
                                               ---------       ---------       ---------
Gross investment income                          562,036         591,820         704,202
Investment expenses                               (3,618)         (2,390)         (3,299)
                                               ---------       ---------       ---------
Net investment income                          $ 558,418       $ 589,430       $ 700,903
                                               =========       =========       =========

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

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  INVESTMENTS IN RELATED PARTIES

During 2001, the Company purchased a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that operates the Company's policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation ("FAC") of Lexington, Kentucky. As of December 31, 2003 and 2002, the carrying value of the FCS investment was $65,200 and $89,749, respectively. The current year amount represents an investment of $146,500 reduced by cumulative net operating losses totaling $81,300. Selected financial data for FCS for the year ended December 31, 2003 is listed below.

          Total Assets:                             $ 130,400
          Total Liabilities:                                -
          Total Liabilities and Equity:               130,400
          Loss from Operations:                       (92,099)

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

                                                              2003             2002
                                                           ----------       ----------
Land and improvements                                      $  357,675       $  357,675
Building and capitalized interest                           2,605,330        2,605,330
Furniture, fixtures and equipment                             257,008          254,017
                                                           ----------       ----------
Total property and equipment                                3,220,013        3,217,022

Less - accumulated depreciation and amortization             (383,199)        (264,976)
                                                           ----------       ----------
Net property and equipment                                 $2,836,814       $2,952,046
                                                           ==========       ==========

7. LEASES

The Company owns a 20,000 square foot office building and occupies approximately 7,500 square feet. The company has leased the remaining 12,500 square feet to two separate entities. The Company has leased approximately 2,500 square feet on a month to month basis. This lease was cancelled in December 2003. The remaining 10,000 square feet is leased under a 10 year inclusive non cancelable lease that commenced on July 1, 2001 and will end on June 30, 2011. The lessee may terminate this lease after 5 years, on or after June 30, 2006 upon 90 days notification in writing to the lessor. The future minimum lease payments to be received under non cancelable lease agreements at December 31, 2003 are approximately as follows:

            Year Ending
           December 31,                Amount
           ------------               --------
               2004                   $181,990
               2005                    181,990
               2006                     90,995
                                      --------
               Total                  $454,974
                                      ========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  FEDERAL INCOME TAXES

Effective June 30, 2003, the Company commenced calculating deferred taxes based on a consolidated income tax return approach. The impact of this change in accounting estimate is reflected in the year ended December 31, 2003 summary of operations. Income tax expense was reduced by $347,412, or $.07 per share, for the year ended December 31, 2003, resulting in an income tax benefit of $240,486 for the year ended December 31, 2003.

The Company has elected to file a consolidated federal income tax return with FLAC for the year ended December 31, 2003. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence. Federal income tax expense for the years ended December 31, 2003, 2002, and 2001 consisted of the following:

                                                                           Years ended December 31,
                                                                     2003             2002            2001
                                                                   ---------        --------        --------
Current                                                            $ (21,089)       $      -        $  7,703
Deferred                                                            (219,397)        402,468         143,692
                                                                   ---------        --------        --------
Federal income tax (benefit) expense                               $(240,486)       $402,468        $151,395
                                                                   =========        ========        ========

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate for 2003, 2002 and 2001 as follows:

                                                                           Years ended December 31,
                                                                     2003             2002            2001
                                                                   ---------        --------        --------
Federal income tax expense (benefit) at statutory rate             $(247,005)       $(50,665)      $ (70,502)
Small life insurance company deduction                               (51,616)              -         (29,936)
Increase in valuation allowance                                      234,152         480,683         254,674
Surtax exemptions                                                          -               -          (9,650)
Income tax recoverable from NOL carryback                            (21,089)              -               -
Other                                                               (154,928)        (27,550)          6,809
                                                                   ---------        --------        --------
Federal income tax (benefit) expense                               $(240,486)       $402,468        $151,395
                                                                   =========        ========        ========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  FEDERAL INCOME TAXES (CONTINUED)

Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's net deferred tax liability are as follows:

                                                                 December 31,
                                                                     2003            2002
                                                                 ------------    -----------
Deferred tax liability:
              Due and deferred premiums                             $ 16,153        $ 38,150
              Deferred policy acquisition costs                      675,324         937,917
              Accrual of discount                                     11,387               -
              Net unrealized investment gains                        146,395         232,508
                                                                  ----------     -----------
Total deferred tax liability                                         849,259       1,208,575

Deferred tax asset:
              Policy reserves                                         82,035         128,705
              Reinsurance premiums                                     6,343          13,480
              Net operating loss carryforward                      1,602,890       1,370,274
              Capital loss carryforward                                1,536               -
                                                                  ----------     -----------
Total deferred tax asset                                           1,692,804       1,512,459

Valuation allowance                                               (1,604,426)     (1,370,274)
                                                                  ----------     -----------
Net deferred tax asset                                                88,378         142,185
                                                                  ----------     -----------
Net deferred tax liability                                        $  760,881     $ 1.066.390
                                                                  ==========     ===========

The Company has net operating loss carryforwards of approximately $4,261,838 expiring in 2011 through 2023. The Company can offset $3,462,597 of the total net operating loss carryforwards against 35% of FLAC's taxable income. FLAC has approximately $769,325 of net operating loss carryforwards expiring in 2022 and 2023.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  NOTE PAYABLE

On July 20, 2001, the Company borrowed $2 million from Columbian Bank and Trust Company secured by its home office building (See Note 6). The note was scheduled to mature on July 15, 2016. The note was payable in 120 monthly payments of $18,000 each and 59 monthly payments of $18,444 each and a final payment of the balance due. The lender could, when an increase occurred in the interest rate, increase the amount of the monthly payment or increase the number of payments required. Interest was payable monthly based on the 5-year T-Bill rate (4.40% at the date of the loan) plus a margin of 2.60 percentage points. The interest rate would have been recomputed at the end of 5 years and 10 years based on the current 5-year T-Bill rate at that time.

On April 22, 2003, the Company refinanced the note to Columbian Bank and Trust Company with a note from Western National Bank (See Note 13). The note is secured by the home office building. The note will mature on April 22, 2013. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest on April 22, 2013. Interest will be accrued at 6% until April 22, 2008 at which time the rate may change. The interest rate change will be the Wall Street Journal Prime Rate of Interest, subject to a floor of 6% and a ceiling of 9.5%.

Required future principle payments are as follows:

                              Principal
              Year             Payment
          --------------     -----------
                   2004           51,400
                   2005           54,936
                   2006           58,373
                   2007           62,024
                   2008           65,624
             Thereafter        1,550,650
                               ---------

                  Total        1,843,007
                               =========

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

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SHAREHOLDERS' EQUITY AND STATUTORY ACCOUNTING PRACTICES (CONTINUED)

Net income for 2003, 2002, and 2001 and capital and surplus at December 31, 2003, 2002, and 2001 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows:

                     GAAP                                   SAP
              --------------------------------------  --------------------------------------
                  Net Income         Capital and         Net Income          Capital and
                    (loss)             Surplus             (loss)              Surplus
              ------------------- ------------------  -----------------    -----------------
   2003            609,166            5,796,464           (253,955)           2,615,342

   2002             78,160            5,190,658           (671,551)           2,879,079

   2001            381,230            4,922,152             17,465            3,698,742

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

Statutory restrictions limit the amount of dividends, which may be paid by FLAC to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders' surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.

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

11.  COMMITMENTS AND CONTINGENCIES

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer, the Company's former President, arising, in part, out of Mr. Meyer's employment with the Company. Among other things, the Company is seeking to recover expense reimbursements previously paid to Mr. Meyer and Company funds allegedly misappropriated by Mr. Meyer. In this regard, the petition alleges that Mr. Meyer abused Company policies related to claiming business- related expense reimbursements by submitting expense reports for goods and services purchased for personal use. The petition further alleges that Mr. Meyer misappropriated funds from the Company by fraudulently altering a check made payable to the Company. The Company is also seeking to have Mr. Meyer reimburse it for the amount it paid another insurance company in settlement of a claim. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. The petition asserts that Meyer entered into the marketing agreements despite knowing that the Company could not perform on the financial requirements of the agreements and without the knowledge, approval or authorization of the Company's Board of Directors.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

On December 12, 2003, Meyer filed an Answer and Counterclaim against FACC asserting claims for defamation and breach of employment agreement. Meyer seeks damages in excess of $75,000 plus interest and costs on his defamation claims. Meyer seeks damages in the amount of $250,000 for an alleged breach of a provision in his employment contract regarding severance pay; he seeks additional damages in excess of $75,000 for an alleged breach of a provision in the employment contract relating to payment of residual commissions.

FACC denies Meyer allegations and will defend against them as well as pursue its lawsuit against Meyer.

12.  REINSURANCE

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company ("Generali") of Kansas City, Missouri, as well as Optimum Re Insurance Company ("Optimum Re") of Dallas, Texas, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. Currently, insurance ceded to Optimum Re is limited to the 10-year term policies. At December 31, 2003 and 2002, respectively, FLAC ceded inforce amounts totaling $35,734,200 and $37,665,863 of ordinary business and $36,920,000 and $36,508,000 of accidental death benefit risk.

Pursuant to the terms of the agreement with BMA, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as "reinsurance premiums payable" in the accompanying balance sheet and as "reinsurance premiums ceded" in the accompanying income statement. At December 31, 2003 and 2002, respectively, the unpaid reinsurance premiums net of amortization totaled $ 31,713 and $39,886. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.

Effective April 1, 2001, FLAC entered into an Automatic Retrocession Pool Agreement (the "Reinsurance Pool") with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re's retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC's maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2003 and 2002, respectively, FLAC assumed inforce amounts totaling $13,460,796 and $7,101,312.

13.  RELATED PARTY TRANSACTIONS

The Company contracted with FAC to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company paid fees based on a percentage of delivered premiums of FLAC. The percentages were 5.5% of first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums, and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $288,936 and $142,785 of fees during 2002 and 2001, respectively.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  RELATED PARTY TRANSACTIONS (CONTINUED)

Effective September 30, 2002 the Company acquired 525,000 shares of its common stock held by FAC for an aggregate purchase price of $1,002,750. In conjunction with the agreement to repurchase the stock, the Company also acquired 72,500 shares of its common stock held by six individuals associated with FAC for an aggregate purchase price of $138,475. In a related agreement, the Company and FAC agreed to terminate the management agreement between the parties through which the Company received administrative, reporting and underwriting services from FAC. Termination of the agreement occurred by the Company making a lump-sum payment of $212,000 to FAC on September 30, 2002. This amount represented the then present value of fees anticipated to be earned by FAC under the agreement which would otherwise have been payable over time. These agreements effectively severed FAC's financial interest in the Company.

The Company's note payable (See Note 9) was obtained through Western National Bank. A Director of the Company is the Vice Chairman of Western National Bank. The terms of the note payable were determined by competitive bid.

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 2003 and 2002, the fair value of fixed maturities was $12,032,106 and $10,760,529, respectively.

Equity Securities

Equity securities are carried at fair value in the accompanying consolidated balance sheets. The fair value of equity securities are based on quoted market prices, however there are no quoted market prices for these investments as these companies are still in the developmental stage. At December 31, 2003 and 2002, the fair value of fixed maturities was $41,800.

Short-term Investments

The carrying value of short-term investments approximates their fair value. At December 31, 2003 and 2002, the fair value of short-term investments was $460,593 and $416,801, respectively.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates their fair value. At December 31, 2003 and 2002, the fair value of cash and cash equivalents was $397,789 and $400,062, respectively.

Policy Loans

The carrying value of policy loans approximates their fair value. At December 31, 2003 and 2002, the fair value of policy loans was $60,451 and $65,011, respectively.

Investments in Related Parties

The Company holds investments in related parties of $65,200 and $89,749 at December 31, 2003 and 2002, respectively. The balance represents the Company's investment in First Computer Services, LLC ("FCS"). The company uses the equity method to account for this investment. Refer to Note 5 for more information.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Notes Receivable

The carrying value of notes receivable approximates their fair value. At December 31, 2003 and 2002, the fair value of notes receivable was $13,741 and $28,204 respectively.

15.  SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," became effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of December 31, 2003, 2002 and 2001 and for the years then ended is as follows:

                                                          2003              2002              2001
                                                       -----------       -----------       ------------
Revenues:
        Life and annuity insurance operations          $ 3,988,400       $ 3,712,523       $ 2,704,352
        Corporate operations                               325,569           446,625           514,796
                                                       -----------       -----------       -----------
             Total                                     $ 4,313,969       $ 4,159,148       $ 3,219,148
                                                       ===========       ===========       ===========


Income (loss) before income taxes:
        Life and annuity insurance operations          $   368,682       $   480,628       $   532,626
        Corporate operations                            (1,095,168)         (625,386)         (734,059)
                                                       -----------       -----------       -----------
             Total                                     $  (726,486)      $  (144,758)      $  (201,433)
                                                       ===========       ===========       ===========


Depreciation and amortization expense:
        Life and annuity insurance operations          $   629,068       $   423,210       $   459,124
        Corporate operations                               124,093           134,999            87,698
                                                       -----------       -----------       -----------
             Total                                     $   753,161       $   558,209       $   546,822
                                                       ===========       ===========       ===========

Assets:
        Life and annuity insurance operations          $15,053,265       $12,090,507       $ 8,795,709
        Corporate operations                             5,625,835         6,656,009         8,444,254
                                                       -----------       -----------       -----------
             Total                                     $20,679,100       $18,746,516       $17,239,963
                                                       ===========       ===========       ===========