Form 10QSB
period 2004-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2004-05-17
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                     to                  .
                                       -------------------  ------------------


                        Commission file number : 0-25679

                       FIRST AMERICAN CAPITAL CORPORATION
--------------------------------------------------------------------------------
              (Exact Name of small business issuer in its charter)


              Kansas                                   48-1187574
-------------------------------------    ---------------------------------------
      (State of incorporation)           (I.R.S. Employer Identification Number)

1303 S.W.  First American Place   Topeka, Kansas 66604
--------------------------------------------------------------------------------
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

Common Stock, $.10 Par Value - 4,687,078 shares as of May 1, 2004


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB


                                                                                                                  Page Numbers
                                                                                                                  ------------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.............................................3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003...........................5

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2004 and 2003.................6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003...........................7

Notes to Condensed Consolidated Financial Statements.........................................................................9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............................11

Item 3. Controls and Procedures.............................................................................................15

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................................................................16

SIGNATURES..................................................................................................................18

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      (Unaudited)
                                                                        March 31,         December 31,
                                                                          2004                2003
                                                                     ---------------     ---------------
ASSETS
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $5,666,787
            in 2004 and $11,432,605 in 2003)                         $     5,877,061     $    12,032,106
            Equity securities (cost of $41,800 in 2004 and 2003)              41,800              41,800
      Investments in real estate                                             274,564             274,564
      Policy loans                                                            56,919              60,451
      Notes receivable (net of valuation allowance
            of $0 in 2004 and $0 in 2003)                                      3,421              13,741
      Short-term investments                                                 455,614             460,593
                                                                     ---------------     ---------------
Total investments                                                          6,709,379          12,883,255

Cash and cash equivalents                                                    928,792             397,789
Receivable for securities                                                  6,620,731                  --
Investments in related parties                                                54,597              65,200
Accrued investment income                                                    112,082             181,069
Accounts receivable                                                          244,177             296,366
Deferred policy acquisition costs (net of accumulated
     amortization of $2,505,978 in 2004 and $2,312,021 in 2003)            4,160,474           4,010,959
Property and equipment (net of accumulated depreciation
     of $410,971 in 2004 and $383,199 in 2003)                             2,811,250           2,836,814
Other assets                                                                  10,938               7,648
                                                                     ---------------     ---------------
Total assets                                                         $    21,652,420     $    20,679,100
                                                                     ===============     ===============



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                                Unaudited
                                                                                 March 31,         December 31,
                                                                                    2004               2003
                                                                                -------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
     Future annuity benefits                                                    $   5,521,452      $   4,899,770
     Future policy benefits                                                         3,497,508          3,128,491
     Liability for policy claims                                                       65,564            108,018
     Policyholder premium deposits                                                    205,994            217,976
     Deposits on pending policy applications                                            7,095             32,491
     Reinsurance premiums payable                                                      29,241             31,713
                                                                                -------------      -------------
Total policy and contract liabilities                                               9,326,854          8,418,459

Commissions, salaries, wages and benefits payable                                      78,261             53,015
Other liabilities                                                                     225,332            174,277
Note payable                                                                        1,830,298          1,843,007
Deferred federal income taxes payable                                                 679,073            760,881
                                                                                -------------      -------------
Total liabilities                                                                  12,139,818         11,249,639

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares issued and 4,687,078 shares outstanding
     in 2004 and 2003                                                                 544,958            544,958
Additional paid in capital                                                         12,380,523         12,380,523
Accumulated deficit                                                                (2,195,363)        (2,562,839)
Accumulated other comprehensive income                                                167,967            452,302
Less: Treasury stock held at cost (762,500 shares in 2004 and 2003)                (1,385,483)        (1,385,483)
                                                                                -------------      -------------
Total shareholders' equity                                                          9,512,602          9,429,461
                                                                                -------------      -------------
Total liabilities and shareholders' equity                                      $  21,652,420      $  20,679,100
                                                                                =============      =============



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            (Unaudited)
                                                         Three months ended
                                                     March 31,         March 31,
                                                       2004              2003
                                                   ------------      ------------
Revenues:
        Gross premium income                       $  1,084,394      $  1,203,771
        Reinsurance premiums assumed                      1,182               738
        Reinsurance premiums ceded                      (47,610)          (45,013)
                                                   ------------      ------------
             Net premium income                       1,037,966         1,159,496
        Net investment income                           122,403           143,873
        Net realized investment gain                    464,363               341
        Rental income                                    45,498            53,857
                                                   ------------      ------------
             Total revenue                            1,670,230         1,357,567

Benefits and expenses:
        Increase in policy reserves                     369,016           279,485
        Policyholder surrender values                    21,714            15,950
        Interest credited on annuities and
             premium deposits                            76,448            62,114
        Death claims                                     81,622            69,083
        Commissions                                     293,254           408,668
        Policy acquisition costs deferred              (343,471)         (471,471)
        Amortization of deferred policy
             acquisition costs                          193,956            86,610
        Salaries, wages, and employee benefits          269,448           395,217
        Miscellaneous taxes                              30,446            10,298
        Other operating costs and expenses              287,812           414,759
                                                   ------------      ------------
             Total benefits and expenses              1,280,245         1,270,713
                                                   ------------      ------------

Income before income tax expense                        389,985            86,854
                                                   ------------      ------------

Income tax expense                                       22,509           144,133
                                                   ------------      ------------

Net income (loss)                                  $    367,476      $    (57,279)
                                                   ============      ============

Net income (loss) per common
        share - basic and diluted                  $       0.08      $      (0.01)
                                                   ============      ============



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                         (Unaudited)
                                                                      Three months ended
                                                                  March 31,         March 31,
                                                                    2004               2003
                                                                 ------------      ------------
Net income (loss)                                                $    367,476      $    (57,279)
Unrealized (loss) gain on available-for-sale securities:
     Unrealized holding gain during the period                         75,712            17,754
     Less: Reclassification for gains included in net income          464,363               341
     Tax benefit (expense)                                            104,316            (6,096)
                                                                 ------------      ------------

Other comprehensive (loss) income                                    (284,335)           11,317
                                                                 ------------      ------------

Comprehensive income (loss)                                      $     83,141      $    (45,962)
                                                                 ============      ============

Net income (loss) per common share-basic and diluted             $       0.02      $      (0.01)
                                                                 ============      ============



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)        (Unaudited)
                                                                March 31,          March 31,
                                                                  2004               2003
                                                              -------------      -------------
OPERATING ACTIVITIES:
Net income (loss)                                             $     367,476      $     (57,279)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
     Interest credited on annuities and premium deposits             76,448             69,322
     Net realized investment gain                                  (464,363)              (341)
     Provision for depreciation                                      27,772             31,378
     Equity loss in investment in affiliate                          10,603             11,444
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                  41,344             13,104
     Provision for deferred federal income taxes                     22,509            144,133
     Decrease (increase) in accrued investment income                68,987            (21,122)
     Decrease (increase) in accounts receivable                      52,189            (38,479)
     Increase in deferred policy acquisition costs, net            (149,515)          (384,861)
     Decrease (increase) in policy loans                              3,532             (7,361)
     Increase in other assets                                        (3,290)           (25,064)
     Increase in future policy benefits                             369,017            279,485
     Decrease in liability for policy claims                        (42,454)            (4,003)
     Decrease in deposits on pending policy applications            (25,396)           (42,581)
     Decrease in reinsurance premiums payable                        (2,472)            (1,901)
     Increase in commissions, salaries, wages and
         benefits payable                                            25,246             15,736
     Increase in other liabilities                                   51,055             81,769
                                                              -------------      -------------
Net cash provided by operating activities                     $     428,688      $      63,379



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                 (Unaudited)       (Unaudited)
                                                                   March 31,        March 31,
                                                                     2004              2003
                                                                 ------------      ------------
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities             $   (431,052)     $   (617,925)
     Sale or maturity of available-for-sale fixed maturities            4,713           300,000
     Additions to property and equipment                               (2,210)          (12,440)
     Purchase of investments in affiliates                                 --           (10,000)
     Payments on notes receivable                                      10,320             2,404
     Purchases of short-term investments                                   --           200,000
                                                                 ------------      ------------
Net cash used in investing activities                                (418,229)         (137,961)

FINANCING ACTIVITIES:
     Payments on note payable                                         (12,709)          (20,956)
     Deposits on annuity contracts                                    615,398           517,209
     Surrenders on annuity contracts                                  (67,860)          (25,005)
     Policyholder premium deposits                                      3,721            18,057
     Withdrawals on policyholder premium deposits                     (18,006)          (16,128)
                                                                 ------------      ------------
Net cash provided by financing activities                             520,544           473,177
                                                                 ------------      ------------

Increase in cash and cash equivalents                                 531,003           398,595

Cash and cash equivalents, beginning of period                        397,789           400,062
                                                                 ------------      ------------

Cash and cash equivalents, end of period                         $    928,792      $    798,657
                                                                 ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
     Interest paid                                               $     27,893      $     33,044
                                                                 ============      ============

     Income taxes paid                                           $         --      $         --
                                                                 ============      ============

SCHEDULE OF NON-CASH INVESTING TRANSACTIONS:
     Receivable on sale of securities                            $  6,620,731      $         --
                                                                 ============      ============



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month periods ended March 31, 2004 and 2003 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2.  INVESTMENTS IN RELATED PARTIES

The Company owns a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that operates the Company's policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation ("FAC") of Lexington, Kentucky. As of March 31, 2004 and December 31, 2003, the carrying value of the FCS investment was $54,597 and $65,200, respectively. The current year amount represents an investment of $146,500 reduced by cumulative net operating losses totaling $91,903. Selected financial data for FCS for the period ended March 31, 2004 is listed below.

Total Assets:                     $ 109,193
Total Liabilities:                        0
Total Liabilities and Equity:       109,193
Loss from Operations:               (21,206)

3.  NET EARNINGS PER COMMON SHARE

Net income per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding was 4,687,078 for the three months ended March 31, 2004 and March 31, 2003, respectively.

4.  FEDERAL INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has elected to file a consolidated federal income tax return with its subsidiary, First Life America Corporation ("FLAC") commencing with the year ended December 31, 2003. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence.

5.  COMMITMENTS AND CONTINGENCIES

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer, the Company's former President, arising, in part, out of Mr. Meyer's employment with the Company. Among other things, the Company is seeking to recover expense reimbursements previously paid to Mr. Meyer and Company funds allegedly misappropriated by Mr. Meyer. In this regard, the petition alleges that

Mr. Meyer abused Company policies related to claiming business- related expense reimbursements by submitting expense reports for goods and services purchased for personal use. The petition further alleges that Mr. Meyer misappropriated funds from the Company by fraudulently altering a check made payable to the Company. The Company is also seeking to have Mr. Meyer reimburse it for the amount it paid another insurance company in settlement of a claim. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. The petition asserts that Mr. Meyer entered into the marketing agreements despite knowing that the Company could not perform on the financial requirements of the agreements and without the knowledge, approval or authorization of the Company's Board of Directors as required by the agreements.

On December 12, 2003, Mr. Meyer filed an Answer and Counterclaim against FACC asserting claims for defamation and breach of employment agreement. Mr. Meyer seeks damages in excess of $75,000 plus interest and costs on his defamation claims. Mr. Meyer seeks damages in the amount of $250,000 for an alleged breach of a provision in his employment contract regarding severance pay; he seeks additional damages in excess of $75,000 for an alleged breach of a provision in the employment contract relating to payment of residual commissions.

FACC denies Mr. Meyer's allegations and will defend against them as well as pursue its lawsuit against Mr. Meyer.

6.  SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information for the three months ended March 31, 2004 and 2003 and as of March 31, 2004 and December 31, 2003 is as follows:


                                                        Three months ended
                                                    March 31,         March 31,
                                                      2004              2003
                                                  -------------     -------------
Revenues:
        Life and annuity insurance operations     $   1,416,710     $   1,271,184
        Corporate operations                            253,520            86,383
                                                  -------------     -------------
             Total                                $   1,670,230     $   1,357,567
                                                  =============     =============

Income (loss) before income taxes:
        Life and annuity insurance operations     $     388,381     $     325,819
        Corporate operations                              1,604          (238,965)
                                                  -------------     -------------
             Total                                $     389,985     $      86,854
                                                  =============     =============

Depreciation and amortization expense:
        Life and annuity insurance operations     $     193,956     $      86,610
        Corporate operations                             27,772            31,378
                                                  -------------     -------------
             Total                                $     221,728     $     117,988
                                                  =============     =============


                                                    March 31,       December 31,
                                                      2004              2003
                                                  -------------     -------------
Assets:
        Life and annuity insurance operations     $  16,170,650     $  15,053,265
        Corporate operations                          5,481,770         5,625,835
                                                  -------------     -------------
             Total                                $  21,652,420     $  20,679,100
                                                  =============     =============

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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2003 to March 31, 2004 are highlighted below.

Total assets increased from $20,679,100 at December 31, 2003 to $21,652,420 at March 31, 2004. The Company's available-for-sale fixed maturity securities had a fair value of $5,877,061 and $12,032,106 at March 31, 2004 and December 31, 2003, respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income. The decrease in available-for-sale fixed maturity securities is attributable to the sale of a significant portion of the Company's bond portfolio during the quarter ended March 31, 2004. The bonds were sold in an attempt to realize market gains and to reinvest the resulting assets using a new investment approach. The new approach is focused primarily on matching investment maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group. Given the timing of the sales, the resulting assets could not be reinvested into the various securities markets prior to the end of the quarter, thus resulting in the $6,620,731 receivable for securities at March 31, 2004.

Notes receivable decreased $10,320 or 75% from $13,741 at December 31, 2003 to $3,421 at March 31, 2004. The note was to be payable in 36 equal monthly installments and bear interest at 8% per annum. During 2003, the note was called as a result of the employee failing to pay one of the monthly installments when due. Subsequent to the note being called, demand payments have been recovered from both the employee and the guarantor of the note.

Cash and cash equivalents increased $531,003 from $397,789 at December 31, 2003 to $928,792 at March 31, 2004. Refer to the statement of cash flows for sources and uses of cash.

Investments in related parties decreased from $65,200 at December 31, 2003 to $54,597 at March 31, 2004. The decrease is due to the Company's 50%, or $10,603, share of FCS' net loss from operations during the year.

Accrued investment income decreased $68,987 or 38% from $181,069 at December 31, 2003 to $112,082 at March 31, 2004. The decrease in accrued investment income is attributable to the sale of a significant portion of the bond portfolio prior to the end of the quarter.

Accounts receivable decreased 18% from $296,366 at December 31, 2003 to $244,177 at March 31, 2004. The decrease is primarily due to a $17,940 decrease in amounts due from agents, a $13,265 decrease in due premiums, and a $21,089 decrease in income tax recoverable. These amounts are expected to be fully recoverable.

Deferred policy acquisition costs, net of amortization, increased 4% from $4,010,959 at December 31, 2003 to $4,160,474 at March 31,2004 resulting from the capitalization of acquisition expenses related to the increasing sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions.

Property and equipment net of accumulated depreciation decreased by 1% from $2,836,814 at December 31, 2003 to $2,811,250 at March 31, 2004. The decrease is attributable to depreciation expense of $27,772 and capitalization of assets of $2,210.

Liabilities increased to $12,139,818 at March 31, 2004 from $11,249,639 at December 31, 2003. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $369,017 or 12% from December 31, 2003 to March 31, 2004. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $621,682 or 13% from December 31, 2003 to March 31, 2004. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In 2004, annuity contract liabilities increased as additional policies reached the second policy year and the renewal policy base grew larger.

Liabilities for policy claims decreased $42,454 at March 31, 2004 compared to December 31, 2003. The decrease is due to a decrease in the number of unpaid claims at March 31, 2004.

Deposits on pending policy applications decreased to $7,095 at March 31, 2004 from $32,491 at December 31, 2003. Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from year to year are attributable to the timing of the approval and delivery of any new business which has been submitted to the Company.

Commissions, salaries, wages and benefits payable increased $25,246 or 48% from $53,015 at December 31, 2003 to $78,261 at March 31, 2004. The increase is attributable to an increase in the number of employees at March 31, 2004 compared to December 31, 2003 and the timing issues associated with payroll dates.

Other liabilities increased $51,055 from $174,277 at December 31, 2003 to $225,332 at March 31, 2004. There was an increase of $52,049 in accounts payable due to the timing of the receipt of significant invoices for legal, auditing services, actuarial services and property taxes.

Deferred federal income taxes payable decreased to $679,073 at March 31, 2004 from $760,881 at December 31, 2003. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized gains of fixed maturity securities. The decrease in deferred taxes payable is primarily attributable to the sale of a significant portion of the Company's bond portfolio during the quarter, thus reducing the amount of unrealized gains present in such portfolio at March 31, 2004.

Results of Operations

Significant components of revenues include life insurance premiums, net of reinsurance, net investment income, and net realized investment gain. The following table provides information concerning net premium income for the three months ended March 31, 2004 and 2003:

                                      Three months ended
                                  March 31,        March 31,
                                    2004             2003
                                 -----------      -----------
Whole life insurance:
     First year                  $   286,983      $   554,841
     Renewal                         793,692          643,460
Term insurance:
     First year                          630               --
     Renewal                           1,470            2,070
     Single premium                    1,620            3,400
                                 -----------      -----------

Gross premium income               1,084,394        1,203,771

Reinsurance premiums assumed           1,182              738
Reinsurance premiums ceded           (47,610)         (45,013)
                                 -----------      -----------

Net premium income               $ 1,037,966      $ 1,159,496
                                 ===========      ===========

Net premium income decreased $121,530 or 10% from the three months ended March 31, 2003 to the same period during 2004. Total first year whole life premium decreased $267,858 or 48% from 2003 to 2004. Total renewal year whole life premiums increased $150,232 or 23% from 2003 to 2004. First year whole life premiums collected on the Company's FA2000 product have decreased as a result of the disruptive affect of the Company's 2003 proxy contest on its customers, shareholders and its marketing agents used to market the Company's FA2000 product. The Company anticipates the reduction in FA2000 production will continue through the remainder of 2004. The decrease in FA2000 production has been partially offset by an increase in production of the Company's Final Expense product. Management is presently reviewing its product portfolio in an effort to manage production to both the needs and capacity of the Company.

Net investment income decreased $21,470 or 15% from the three months ended March 31, 2003 to the same period during 2004. During 2003 excess cash was used to purchase available-for-sale fixed maturity investments, with lower yields as compared to bonds that have been purchased in prior years. The decrease in yields resulted in the decrease in net investment income for the three months ended March 31, 2004.

Net realized investment gain increased $464,022 from the three months ended March 31, 2003 to the same period during 2004. The increase is attributable to the sale of a significant portion of the Company's bond portfolio during the three months ended March 31, 2004. Gains totaling $464,363 were realized upon the sale of these bonds. The proceeds from the sale will be reinvested using a new investment approach focused primarily on matching investment maturities to the anticipated cash needs of the Company.

Rental income decreased from $53,857 during the three months ended March 31, 2003 to $45,498 during the same period in 2004. Rental income is earned by leasing approximately 12,500 square feet of office space in the home office building. The Company has executed a 10 year inclusive non cancelable lease on 10,000 square feet of the office space. The decrease in rental income resulted from a month to month lease for the remaining 2,500 square feet of available office space being cancelled in December of 2003. The space is currently on the market for lease.

Benefits and expenses totaled $1,280,245 and $1,270,713 during the three months ended March 31, 2004 and 2003, respectively. Included in total benefits and expenses were policy reserve increases of $369,016 and $279,485 during three months ended March 31, 2004 and 2003, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, it is reasonable for policy reserves to continue to increase.

Policyholder surrender values increased $5,764 from $15,950 during the three months ended March 31, 2003 to $21,714 during the same period in 2004. This increase is attributable to the maturation of policies.

Interest credited on annuities and premium deposits totaled $76,448 and $62,114 for the three months ended March 31, 2004 and 2003, respectively. The increase during 2004 of $14,334 or 23% is primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce.

Death claims increased $12,539 from $69,083 during the three months ended March 31, 2003 to $81,622 during the same period in 2004. The increase is attributable to the maturation of policies.

Commission expense totaled $293,254 and $408,668 for the three months ended March 31, 2004 and 2003, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The decrease in commission expense is directly related to the decrease in first year premium income during the three months ended March 31, 2004.

Acquisition costs related to the sale of insurance are capitalized and amortized over the life of the associated policies. These costs include commissions on first year business, medical exams and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. During the three months ended March 31, 2004 and 2003, $343,471 and $471,471, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $193,956, and $86,610, respectively.

Salaries, wages and employee benefits decreased from $395,217 during the three months ended March 31, 2003 to $269,448 during the same period in 2004. The decrease during 2004 is primarily attributable to the decrease in employee headcount during the three months ended March 31, 2004 in comparison to the same period in 2003. Included in the decrease was a $25,405 decrease in incentive compensation resulting from the Company opting not to renew the employment contracts of prior executive management.

Other operating costs and expenses totaled $287,812, and $414,759 for the three months ended March 31, 2004 and 2003, respectively. Significant components of the $126,947 decrease from 2003 to 2004 include the following: decrease in office expenses of $41,714; decrease in director fees of $38,085; decrease in travel, meals, lodging and entertainment expenses of $19,520; decrease in ABM fees of $12,230.

Liquidity and Capital Resources

During the quarters ended March 31, 2004 and 2003, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity for fixed maturity investments. Net cash provided by operating activities during the three months ended March 31, 2004 and 2003 totaled $428,688 and $63,379, respectively.

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

The Company's former President and Chief Executive Officer has made a demand on the Company for the payment of $250,000 in severance benefits under his employment agreement. The Company denies any such obligation. See Note 5 of the Condensed Consolidated Financial Statements for other claims made by the former President and CEO. If these claims are found to be meritorious, the Company's liquidity could be adversely affected.

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

3.2               Bylaws of First American Capital Corporation, as amended
                  (Incorporated by reference from Exhibit 3.2 to the Registrant's Form 10-KSB filed March 31, 2003)

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

10.5              Employment Agreement effective February 16, 2004 between First
                  American Capital Corporation and John F. Van Engelen
                  (Incorporated by reference from Exhibit 10.5 to the Registrant's Form 10-KSB filed March 29, 2004)

10.6 Intercompany Tax Sharing Agreement dated December 31, 2003 between First American Capital Corporation and First Life
                  America Corporation (Incorporated by reference from Exhibit
                  10.6 to the Registrant's Form 10-KSB filed March 29, 2004)

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

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. (*)

31.2              Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. (*)

32.1              Certificate of Chief Executive Officer pursuant to Section 18
                  U.S.C. Section 1350 (*)

Exhibit No.       Description
-----------       -----------
32.2              Certificate of Chief Financial Officer pursuant to Section 18
                  U.S.C. Section 1350 (*)

                  (*) Filed herewith

b)                Reports on Form 8-K

                  The Company filed a current report on Form 8-K dated January 29, 2004 announcing current developments. The Company filed a current report on Form 8-K dated February 23, 2004 announcing that John Van Engelen was named President and CEO of the Company. The Company filed a current report on Form 8-K dated March 16, 2004 announcing current developments. Subsequent to the quarter ended March 31, 2004, the Company filed a current report on Form 8-K dated April 15, 2004 announcing the change in the Company's independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN CAPITAL CORPORATION


Date: 5/17/2004                            By: /s/ John F. Van Engelen
     ----------------------------------        ---------------------------------
                                           John F. Van Engelen
                                           President and Chief Executive Officer

Date: 5/17/2004                            By: /s/ Harland E. Priddle
     ----------------------------------        ---------------------------------
                                           Harland E. Priddle
                                           Secretary, Treasurer & Chief
                                           Financial Officer