Form 10QSB
period 2004-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2004-08-12
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to                    .
                                       ------------------  --------------------


                        Commission file number : 0-25679
                                                 -------


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

              1303 S.W. First American Place Topeka, Kansas 66604
             ------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number             (785) 267-7077
                         -------------------------------------------

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


Common Stock, $.10 Par Value - 4,687,078 shares as of August 1, 2004


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB

Part I.     FINANCIAL INFORMATION                                                Page Numbers
---------------------------------                                                ------------
Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2004
      and December 31, 2003.....................................................        3

Condensed Consolidated Statements of Operations for the
      three months ended June 30, 2004 and 2003 and for
      the six months ended June 30, 2004 and 2003 ..............................        5

Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2004 and 2003 and for
      the six months ended June 30, 2004 and 2003...............................        6

Condensed Consolidated Statements of Cash Flows for the
      six months ended June 30, 2004 and 2003...................................        7

Notes to Condensed Consolidated Financial Statements............................        9

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations .............................................       11

Item 3.  Controls and Procedures ...............................................       16

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.....................       17

Item 6. Exhibits and Reports on Form 8-K .......................................       17

Signatures .....................................................................       19

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                     June 30,       December 31,
ASSETS                                                                 2004             2003
                                                                    -----------     ------------
Investments:
     Securities available for sale, at fair value:
            Fixed maturities (amortized cost, $6,788,398
            in 2004 and $11,432,605 in 2003)                        $ 6,860,745     $12,032,106
            Equity securities (cost of $44,150 in 2004
                and $41,800 in 2003)                                     45,550          41,800
      Investments in real estate                                        274,564         274,564
      Policy loans                                                       69,617          60,451
      Notes receivable (net of valuation allowance
            of $0 in 2004 and 2003)                                          --          13,741
      Short-term investments                                          3,082,423         460,593
                                                                    -----------     -----------
Total investments                                                    10,332,899      12,883,255

Cash and cash equivalents                                             4,020,180         397,789
Investments in related parties                                           43,853          65,200
Accrued investment income                                               102,256         181,069
Accounts receivable                                                     246,423         296,366
Deferred policy acquisition costs (net of accumulated
     amortization of $2,697,484 in 2004 and $2,312,021 in 2003)       4,264,882       4,010,959
Property and equipment (net of accumulated depreciation
     of $438,918 in 2004 and $383,199 in 2003)                        2,785,517       2,836,814
Other assets                                                             31,302           7,648
                                                                    -----------     -----------
Total assets                                                        $21,827,312     $20,679,100
                                                                    ===========     ===========


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                                 Unaudited
                                                                                  June 30,        December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                2004              2003
                                                                                ------------      ------------
Policy and contract liabilities:
     Future annuity benefits                                                    $  5,946,317      $  4,899,770
     Future policy benefits                                                        3,666,931         3,128,491
     Liability for policy claims                                                      62,898           108,018
     Policyholder premium deposits                                                   198,796           217,976
     Deposits on pending policy applications                                           4,832            32,491
     Reinsurance premiums payable                                                     27,315            31,713
                                                                                ------------      ------------
Total policy and contract liabilities                                              9,907,089         8,418,459

Commissions, salaries, wages and benefits payable                                     70,165            53,015
Other liabilities                                                                    212,879           174,277
Note payable                                                                       1,817,698         1,843,007
Deferred federal income taxes payable                                                632,851           760,881
                                                                                ------------      ------------
Total liabilities                                                                 12,640,682        11,249,639

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares issued and 4,687,078 shares outstanding
     in 2004 and 2003                                                                544,958           544,958
Additional paid in capital                                                        12,380,523        12,380,523
Accumulated deficit                                                               (2,416,878)       (2,562,839)
Accumulated other comprehensive income                                                63,510           452,302
Less: Treasury stock held at cost (762,500 shares in 2004 and 2003)               (1,385,483)       (1,385,483)
                                                                                ------------      ------------
Total shareholders' equity                                                         9,186,630         9,429,461
                                                                                ------------      ------------
Total liabilities and shareholders' equity                                      $ 21,827,312      $ 20,679,100
                                                                                ============      ============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (Unaudited)                      (Unaudited)
                                                        Three months ended                 Six months ended
                                                   ----------------------------      ----------------------------
                                                    June 30,          June 30,        June 30,          June 30,
                                                      2004              2003            2004              2003
                                                   -----------      -----------      -----------      -----------
Revenues:
        Gross premium income                       $   797,102      $   904,641      $ 1,881,496      $ 2,108,412
        Reinsurance premiums assumed                     4,198            2,332            5,380            3,070
        Reinsurance premiums ceded                     (25,471)         (29,848)         (73,081)         (74,861)
                                                   -----------      -----------      -----------      -----------
                 Net premium income                    775,829          877,125        1,813,795        2,036,621
        Net investment income                           89,575          143,281          211,978          287,154
        Net realized investment gain (loss)                 (2)              --          464,361              341
        Rental income                                   45,498           53,856           90,995          107,712
        Other income                                        38               --               38               --
                                                   -----------      -----------      -----------      -----------
             Total revenue                             910,938        1,074,262        2,581,167        2,431,828

Benefits and expenses:
        Increase in policy reserves                    169,424          198,406          538,440          477,891
        Policyholder surrender values                   30,589           13,450           52,303           29,400
        Interest credited on annuities and
             premium deposits                           83,591           72,209          160,039          134,323
        Death claims                                    54,887           64,387          136,509          133,470
        Commissions                                    241,735          321,073          534,989          729,741
        Policy acquisition costs deferred             (295,915)        (386,806)        (639,386)        (858,277)
        Amortization of deferred policy
             acquisition costs                         191,507          134,807          385,463          221,417
        Salaries, wages, and employee benefits         285,175          285,656          554,623          680,873
        Miscellaneous taxes                             76,740           59,586          107,186           69,884
        Other operating costs and expenses             314,019          733,764          601,831        1,148,522
                                                   -----------      -----------      -----------      -----------
             Total benefits and expenses             1,151,752        1,496,532        2,431,997        2,767,244
                                                   -----------      -----------      -----------      -----------

Income (loss) before income tax expense               (240,814)        (422,270)         149,170         (335,416)
                                                   -----------      -----------      -----------      -----------

Income tax expense (benefit)                           (19,300)        (500,668)           3,209         (356,535)
                                                   -----------      -----------      -----------      -----------

Net income (loss)                                  $  (221,514)     $    78,398      $   145,961      $    21,119
                                                   ===========      ===========      ===========      ===========

Net income (loss) per common
        share - basic and diluted                  $     (0.05)     $      0.02      $      0.03      $      0.00
                                                   ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                (Unaudited)                 (Unaudited)
                                                                            Three months ended            Six months ended
                                                                          ------------------------     ------------------------
                                                                           June 30,       June 30,      June 30,       June 30,
                                                                            2004           2003          2004           2003
                                                                          ---------      ---------     ---------      ---------
Net income (loss)                                                         $(221,514)     $  78,398     $ 145,961      $  21,119
Unrealized gain (loss) on available-for-sale securities:
     Unrealized holding gain (loss) during the period                      (131,382)       153,261       (55,670)       171,015
     Less: Reclassification for gains (losses) included in net income            (2)            --       464,361            341
     Tax benefit                                                             26,923         71,607       131,239         65,511
                                                                          ---------      ---------     ---------      ---------

Other comprehensive income (loss)                                          (104,457)       224,868      (388,792)       236,185
                                                                          ---------      ---------     ---------      ---------

Comprehensive income (loss)                                               $(325,971)     $ 303,266     $(242,831)     $ 257,304
                                                                          =========      =========     =========      =========

Comprehensive income (loss) per common share-basic and diluted            $   (0.07)     $    0.06     $   (0.05)     $    0.05
                                                                          =========      =========     =========      =========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (Unaudited)    (Unaudited)
                                                                  June 30,       June 30,
                                                                   2004           2003
                                                                -----------    -----------
OPERATING ACTIVITIES:
Net income                                                       $ 145,961      $  21,119
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Interest credited on annuities and premium deposits           160,039         72,977
     Net realized investment gain                                 (464,361)          (341)
     Provision for depreciation                                     55,720         62,968
     Equity loss in investment in affiliate                         21,347         23,036
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                 70,839         31,997
     Provision for deferred federal income taxes                     3,209       (356,535)
     Decrease (increase) in accrued investment income               78,813         (5,279)
     Decrease (increase) in accounts receivable                     49,943        (70,021)
     Increase in deferred policy acquisition costs, net           (253,923)      (636,860)
     Increase in policy loans                                       (9,166)       (11,495)
     Increase in other assets                                      (23,654)        (9,539)
     Increase in future policy benefits                            538,440        477,891
     Decrease in liability for policy claims                       (45,120)       (42,905)
     Decrease in deposits on pending policy applications           (27,659)      (174,599)
     Decrease in reinsurance premiums payable                       (4,398)        (2,418)
     Increase (decrease) in commissions, salaries, wages and
         benefits payable                                           17,150        (32,536)
     Increase in other liabilities                                  38,602        295,596
                                                                 ---------      ---------
Net cash provided by (used in) operating activities              $ 351,782      $(356,944)

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                 (Unaudited)      (Unaudited)
                                                                  June 30,         June 30,
                                                                    2004             2003
                                                                 -----------      -----------
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities             $(3,277,041)     $(1,411,182)
     Sale or maturity of available-for-sale fixed maturities       8,325,444          725,000
     Purchase of available-for-sale equity securities                 (2,350)              --
     Additions to property and equipment                              (4,423)         (12,441)
     Purchase of investments in affiliate                                 --          (10,000)
     Payments on notes receivable                                     13,741            4,845
     Purchases of short-term investments                          (2,826,782)              --
     Sale or maturity of short-term investments                      200,000          325,000
                                                                 -----------      -----------
Net cash provided by (used in) investing activities                2,428,589         (378,778)

FINANCING ACTIVITIES:
     Payments on note payable                                        (25,309)         (21,286)
     Deposits on annuity contracts                                 1,002,409          971,263
     Surrenders on annuity contracts                                (111,574)         (51,300)
     Policyholder premium deposits                                     3,721           37,410
     Withdrawals on policyholder premium deposits                    (27,227)         (24,352)
                                                                 -----------      -----------
Net cash provided by financing activities                            842,020          911,735
                                                                 -----------      -----------

Increase in cash and cash equivalents                              3,622,391          176,013

Cash and cash equivalents, beginning of period                       397,789          400,062
                                                                 -----------      -----------

Cash and cash equivalents, end of period                         $ 4,020,180      $   576,075
                                                                 ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
     Interest paid                                               $    55,893      $    66,798
                                                                 ===========      ===========

     Income taxes paid                                           $        --      $        --
                                                                 ===========      ===========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month and six month periods ended June 30, 2004 and 2003 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

2.  INVESTMENTS IN RELATED PARTIES

The Company owns a 50% interest in First Computer Services, LLC ("FCS"). FCS owns the computer hardware and software that operates the Company's policy administration, underwriting, claim processing, and accounting system. The company uses the equity method to account for this investment, which is owned jointly by the Company and First Alliance Corporation ("FAC") of Lexington, Kentucky. As of June 30, 2004 and December 31, 2003, the carrying value of the FCS investment was $43,853 and $65,200, respectively. The current year amount represents an investment of $146,500 reduced by cumulative net operating losses totaling $102,647. Selected financial data for FCS for the period ended June 30, 2004 is listed below.

                    Total Assets:                               $ 87,705
                    Total Liabilities:                                 0
                    Total Liabilities and Equity:                 87,705
                    Loss from Operations:                        (42,694)

3.  NET EARNINGS PER COMMON SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding was 4,687,078 for the three months and six months ended June 30, 2004 and 2003, respectively.

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

5.  COMMITMENTS AND CONTINGENCIES

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer, the Company's former President, arising, in part, out of Mr. Meyer's employment with the Company. Among other things, the Company is seeking to recover expense reimbursements previously paid to Mr. Meyer and Company funds allegedly misappropriated by Mr. Meyer. In this regard, the petition alleges that

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Mr. Meyer abused Company policies related to claiming business - related expense reimbursements by submitting expense reports for goods and services purchased for personal use. The petition further alleges that Mr. Meyer misappropriated funds from the Company by fraudulently altering a check made payable to the Company. The Company is also seeking to have Mr. Meyer reimburse it for the amount it paid another insurance company in settlement of a claim. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. The petition asserts that Mr. Meyer entered into the marketing agreements despite knowing that the Company could not perform on the financial requirements of the agreements and without the knowledge, approval or authorization of the Company's Board of Directors as required by the agreements.

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

6.  SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information for the three months and six months ended June 30, 2004 and 2003 and as of June 30, 2004 and December 31, 2003 is as follows:


                                                       Three months ended                 Six months ended
                                                  ----------------------------      ----------------------------
                                                   June 30,         June 30,         June 30,         June 30,
                                                     2004             2003             2004             2003
                                                  -----------      -----------      -----------      -----------
Revenues:
        Life and annuity insurance operations     $   867,026      $   989,969      $ 2,283,736      $ 2,261,153
        Corporate operations                           43,912           84,293          297,431          170,675
                                                  -----------      -----------      -----------      -----------
             Total                                $   910,938      $ 1,074,262      $ 2,581,167      $ 2,431,828
                                                  ===========      ===========      ===========      ===========


Income (loss) before income taxes:
        Life and annuity insurance operations     $     6,738      $    (3,432)     $   395,118      $   322,387
        Corporate operations                         (247,552)        (418,838)        (245,948)        (657,803)
                                                  -----------      -----------      -----------      -----------
             Total                                $  (240,814)     $  (422,270)     $   149,170      $  (335,416)
                                                  ===========      ===========      ===========      ===========


Depreciation and amortization expense:
        Life and annuity insurance operations     $   191,507      $   134,807      $   385,463      $   221,417
        Corporate operations                           27,948           31,590           55,720           62,968
                                                  -----------      -----------      -----------      -----------
             Total                                $   219,455      $   166,397      $   441,183      $   284,385
                                                  ===========      ===========      ===========      ===========


                                                                                     June 30,       December 31,
                                                                                       2004            2003
                                                                                    -----------     ------------
Assets:
        Life and annuity insurance operations                                       $16,611,849     $15,053,265
        Corporate operations                                                          5,215,463       5,625,835
                                                                                    -----------     -----------
             Total                                                                  $21,827,312     $20,679,100
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

The statements contained in this report, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties, among others: (i) the strength of the United States economy in general and the strength of the local economies in which the Company does business; (ii) inflation, interest rates, market and monetary fluctuations and volatility;
(iii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (iv) the persistency of existing and future insurance policies sold by the Company; (v) the effect of changes in laws and regulations with which the Company must comply; and (vi) the cost and effects of litigation and of unexpected or adverse outcomes in litigation.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Condition
-------------------

Significant changes in the condensed consolidated balance sheets from December 31, 2003 to June 30, 2004 are highlighted below.

Total assets increased from $20,679,100 at December 31, 2003 to $21,827,312 at June 30, 2004. The Company's available-for-sale fixed maturity securities had a fair value of $6,860,745 and $12,032,106 at June 30, 2004 and December 31, 2003,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income. The decrease in available-for-sale fixed maturity securities is attributable to the sale of a significant portion of the Company's bond portfolio during the first of quarter of 2004. The bonds were sold in an attempt to realize market gains and to reinvest the resulting assets using a new investment strategy. The new strategy is focused primarily on matching investment maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group.

Short-term investments increased $2,621,830 from $460,593 at December 31, 2003 to $3,082,423 at June 30, 2004. The increase is due to the sale of a significant portion of the Company's bond portfolio during the first quarter of 2004. Proceeds resulting from the bond sales were temporarily reinvested in short-term securities with maturities ranging from 30 to 120 days. As these short term securities mature, the resulting proceeds will be reinvested in conjunction with the new investment strategy.

Cash and cash equivalents increased to $4,020,180 at June 30, 2004 from $397,789 at December 31, 2003. Refer to the statement of cash flows for sources and uses of cash.

Accrued investment income decreased $78,813 or 44% from $181,069 at December 31, 2003 to $102,256 at June 30, 2004. The decrease in accrued investment income is attributable to the sale of a significant portion of the bond portfolio during the first quarter of 2004.

Accounts receivable decreased 17% from $296,366 at December 31, 2003 to $246,423 at June 30, 2004. The decrease is primarily due to a $5,900 decrease in amounts due from agents, a $23,059 decrease in due premiums, and a $21,089 decrease in income tax recoverable. These amounts are expected to be fully recoverable.

Deferred policy acquisition costs, net of amortization, increased 6% from $4,010,959 at December 31, 2003 to $4,264,882 at June 30, 2004 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions.

Property and equipment net of accumulated depreciation decreased by 2% from $2,836,814 at December 31, 2003 to $2,785,517 at June 30, 2004. The decrease is attributable to depreciation expense of $55,720 and capitalization of assets of $4,423.

Liabilities increased to $12,640,682 at June 30, 2004 from $11,249,639 at December 31, 2003. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $538,440 or 17% from December 31, 2003 to June 30, 2004. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $1,046,547 or 21% from December 31, 2003 to June 30, 2004. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In 2004, annuity contract liabilities increased as additional policies reached the second policy year and the renewal policy base grew larger.

Deferred federal income taxes payable decreased to $632,851 at June 30, 2004 from $760,881 at December 31, 2003. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized gains of fixed maturity securities. The decrease in deferred taxes payable is primarily attributable to the sale of a significant portion of the Company's bond portfolio during the first quarter of 2004, thus reducing the amount of unrealized gains present in such portfolio at June 30, 2004.

Results of Operations
---------------------

Significant components of revenues include life insurance premiums, net of reinsurance, net investment income, and net realized investment gain. The following table provides information concerning net premium income for the three months and six months ended June 30, 2004 and 2003:

                                      Three months ended                Six months ended
                                 ----------------------------      ----------------------------
                                   June 30,         June 30,        June 30,         June 30,
                                    2004             2003             2004             2003
                                 -----------      -----------      -----------      -----------
Whole life insurance:
     First year                  $   196,123      $   368,580      $   483,105      $   923,421
     Renewal                         587,691          524,809        1,381,383        1,168,269
Term insurance:
     First year                          310              465              940              465
     Renewal                          12,278            8,587           13,748           10,657
     Single premium                      700            2,200            2,320            5,600
                                 -----------      -----------      -----------      -----------

Gross premium income                 797,102          904,641        1,881,496        2,108,412

Reinsurance premiums assumed           4,198            2,332            5,380            3,070
Reinsurance premiums ceded           (25,471)         (29,848)         (73,081)         (74,861)
                                 -----------      -----------      -----------      -----------

Net premium income               $   775,829      $   877,125      $ 1,813,795      $ 2,036,621
                                 ===========      ===========      ===========      ===========

Net premium income decreased $222,826 or 11% from the six months ended June 30, 2003 to the same period during 2004. Total first year whole life premium decreased $440,316 or 48% from 2003 to 2004. Total renewal year whole life premium increased $213,114 or 18% from 2003 to 2004. First year whole life premiums collected on the Company's FA2000 product have decreased as a result of the disruptive affect of the Company's 2003 proxy contest on its customers, shareholders and its marketing agents used to market the Company's FA2000 product. The Company anticipates the reduction in FA2000 production will continue through the remainder of 2004. The decrease in FA2000 production has been partially offset by an increase in production of the Company's Final Expense product. Management is presently reviewing its product portfolio in an effort to manage production to both the needs and capacity of the Company.

Net premium income decreased $101,296 or 12% from the three months ended June 30, 2003 to the same period during 2004. Total first year whole life premium decreased $172,457 or 47% from 2003 to 2004. Total renewal year whole life premiums increased $62,882 or 12% from 2003 to 2004.

Net investment income decreased $75,176 or 26% from the six months ended June 30, 2003 to the same period during 2004 and decreased $53,706 or 37% from the three months ended June 30, 2003 to the same period during 2004. During the first quarter of 2004 the Company sold a significant portion of its bond portfolio in order to realize market gains and reinvest the resulting proceeds using a new investment strategy. The proceeds from the sale were used to purchase short-term securities with maturities ranging from 30 to 120 days. As these short term securities mature, the proceeds will be reinvested in conjunction with the new investment strategy. During 2003 excess cash was used to purchase available-for-sale fixed maturity investments, with lower yields as compared to bonds that have been purchased in prior years. The decrease in yields from the purchases of short term securities in 2004 and the purchases of lower yielding bonds in 2003 resulted in the decrease in net investment income for the six month and three month periods ended June 30, 2004.

Net realized investment gain increased $464,020 from the six months ended June 30, 2003 to the same period during 2004. The increase is attributable to the sale of a significant portion of the Company's bond portfolio during 2004. Gains totaling $464,363 were realized upon the sale of these bonds.

Rental income decreased from $107,712 during the six months ended June 30, 2003 to $90,995 during the same period in 2004 and decreased from $53,856 during the three months ended June 30, 2003 to $45,498 during the same period in

2004. Rental income is earned by leasing approximately 12,500 square feet of office space in the home office building. The Company has executed a 10 year inclusive non cancelable lease on 10,000 square feet of the office space. The decrease in rental income resulted from a month to month lease for the remaining 2,500 square feet of available office space being cancelled in December of 2003. The space is currently on the market for lease.

Benefits and expenses totaled $2,431,997 and $2,767,244 during the six months ended June 30, 2004 and 2003, respectively. Included in total benefits and expenses were policy reserve increases of $538,440 and $477,891 during the six months ended June 30, 2004 and 2003, respectively. Benefits and expenses totaled $1,151,752 and $1,496,532 during the three months ended June 30, 2004 and 2003, respectively. Included in total benefits and expenses were policy reserve increases of $169,424 and $198,406 during the three months ended June 30, 2004 and 2003, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Commission expense totaled $534,989 and $729,741 for the six months ended June 30, 2004 and 2003, respectively and $241,735 and $321,073 for the three months ended June 30, 2004 and 2003, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The decrease in commission expense is directly related to the decrease in first year premium income during the six months ended June 30, 2004.

Acquisition costs related to the sale of insurance are capitalized and amortized over the life of the associated policies. These costs include commissions on first year business, medical exams and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. During the six months ended June 30, 2004 and 2003, $639,386 and $858,277, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $385,463, and $221,417, respectively. During the three months ended June 30, 2004 and 2003, $295,915 and $386,806, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $191,507, and $134,807, respectively.

Salaries, wages and employee benefits decreased from $680,873 during the six months ended June 30, 2003 to $554,623 during the same period in 2004. The decrease during 2004 is primarily attributable to the decrease in employee headcount during the six months ended June 30, 2004 in comparison to the same period in 2003. Included in the decrease was a $37,427 decrease in incentive compensation resulting from the Company opting not to renew the employment contracts of prior executive management.

Other operating costs and expenses totaled $601,831, and $1,148,522 for the six months ended June 30, 2004 and 2003, respectively. Significant components of the $546,691 decrease from 2003 to 2004 include the following: decrease in office expenses of $53,032; decrease in annual meeting expenses of $103,898; decrease in settlement expenses of $165,000; decrease in director fees of $39,260; decrease in travel, meals, lodging and entertainment expenses of $15,347; decrease in ABM fees of $19,584; decrease in professional fees of $104,152; decrease in agency expenses of $20,696. Other operating costs and expenses totaled $314,019, and $733,764 for the three months ended June 30, 2004 and 2003, respectively. Significant components of the $419,745 decrease from 2003 to 2004 include the following: decrease in office expenses of $11,318; decrease in annual meeting expenses of $103,898; decrease in settlement expenses of $165,000; decrease in ABM fees of $7,353; decrease in professional fees of $97,241; decrease in agency expenses of $5,951. The significant decrease in other operating costs is due to the implementation of tighter controls over expenses and the reduction of expenses associated with the 2004 annual meeting as compared to the 2003 annual meeting, proxy contest and litigation surrounding such contest.

Liquidity and Capital Resources
-------------------------------

During the quarters ended June 30, 2004 and 2003, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase fixed maturity and short-term investments. Net cash provided by (used in) operating activities during the six months ended June 30, 2004 and 2003 totaled $351,782 and $(356,944), respectively.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were effective.

During the period covered by this report, the Company made no significant changes in its internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company attempted to hold its regularly scheduled annual meeting of shareholders on June 7, 2004 for the purpose of electing directors and ratifying the appointment of independent auditors. However, shareholder attendance (in person and by proxy) did not constitute quorum to transact business pursuant to the Company's bylaws. Therefore, the meeting was adjourned to July 6, 2004. Again, a quorum was not obtained at the July 6 continuation of the annual meeting and no business was transacted. Accordingly, the following existing directors remain in office: Thomas Fogt; Paul E. "Bud" Burke, Jr.; Harland E. Priddle; Gary E. Yager; Edward C. Carter; Kenneth L. Frahm; John G. Montgomery; and Stephen J. Irsik. In addition, those directors appointed John Van Engelen, President/CEO of the Company, to the board of directors.

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

Exhibit No.    Description
-----------    -----------
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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1           Certificate of Chief Executive Officer pursuant to Section 18
               U.S.C. Section 1350 (*)

32.2           Certificate of Chief Financial Officer pursuant to Section 18
               U.S.C. Section 1350 (*)

               (*) Filed herewith

b)             Reports on Form 8-K

               The Company filed a current report on Form 8-K dated April 15, 2004 announcing the change in the Company's independent accountants from Kerber, Eck and Braeckel LLP to BKD, LLP.

               The Company filed a current report on Form 8-K dated June 10, 2004 announcing the mailing of a newsletter to its shareholders regarding the status of its Annual Shareholders' Meeting held on June 7, 2004.

               Subsequent to the quarter ended June 30, 2004, the Company filed a current report on Form 8-K dated July 9, 2004 announcing the issuance of a news release regarding the appointment of the Company's directors and officers effective July 6, 2004.

               Subsequent to the quarter ended June 30, 2004, the Company filed a current report on Form 8-K dated July 15, 2004 announcing the issuance of a newsletter to its shareholders regarding the recent actions by Brooke Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


Date:  8/12/04                          By: /s/ John F. Van Engelen
    ---------------------                  -------------------------------------
                                           John F. Van Engelen
                                           President and Chief Executive Officer



Date:  8/12/04                          By: /s/ Patrick A. Tilghman
    ---------------------                  -------------------------------------
                                           Patrick A. Tilghman
                                           Treasurer and Chief Financial Officer