Form 10QSB
period 2004-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2004-11-15
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ______________ .

                        Commission file number : 0-25679

                       FIRST AMERICAN CAPITAL CORPORATION
               --------------------------------------------------
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

Common Stock, $.10 Par Value - 4,687,078 shares as of November 1, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB

                                                                                                             Page Numbers
                                                                                                             ------------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2004
      and December 31, 2003...............................................................................         3

Condensed Consolidated Statements of Operations for the
      three months ended September 30, 2004 and 2003 and for
      the nine months ended September 30, 2004 and 2003...................................................         5

Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2004 and 2003 and for
      the nine months ended September 30, 2004 and 2003...................................................         6

Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 2004 and 2003.......................................................         7

Notes to Condensed Consolidated Financial Statements......................................................         9

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................................        11

Item 3. Controls and Procedures...........................................................................        16

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...............................................        17

Item 6. Exhibits and Reports on Form 8-K..................................................................        17

Signatures................................................................................................        19

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                        September 30,  December 31,
                                                                            2004          2003
                                                                        -------------  -----------
ASSETS
Investments:
    Securities available-for-sale, at fair value:
        Fixed maturities (amortized cost, $12,986,761
        in 2004 and $11,432,605 in 2003)                                $  13,176,335  $ 12,032,106
        Equity securities (cost of $44,150 in 2004
          and $41,800 in 2003)                                                 45,650        41,800
    Investments in real estate                                                274,564       274,564
    Policy loans                                                               72,321        60,451
    Notes receivable (net of valuation allowance
        of $0 in 2004 and 2003)                                                     -        13,741
    Short-term investments                                                    199,034       460,593
    Other investments                                                         129,026             -
                                                                        -------------  ------------
Total investments                                                          13,896,930    12,883,255

Cash and cash equivalents                                                     819,533       397,789
Investments in related parties                                                      -        65,200
Accrued investment income                                                     197,349       181,069
Accounts receivable                                                           223,080       296,366
Deferred policy acquisition costs (net of accumulated
    amortization of $2,906,393 in 2004 and $2,312,021 in 2003)              4,359,203     4,010,959
Property and equipment (net of accumulated depreciation
    of $624,669 in 2004 and $383,199 in 2003)                               2,817,614     2,836,814
Other assets                                                                   31,051         7,648
                                                                        -------------  ------------
Total assets                                                            $  22,344,760  $ 20,679,100
                                                                        =============  ============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                                    Unaudited
                                                                                  September 30,   December 31,
                                                                                      2004           2003
                                                                                  -------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
    Future annuity benefits                                                       $   6,334,099   $  4,899,770
    Future policy benefits                                                            3,826,843      3,128,491
    Liability for policy claims                                                          90,541        108,018
    Policyholder premium deposits                                                       192,989        217,976
    Deposits on pending policy applications                                               5,406         32,491
    Reinsurance premiums payable                                                         24,696         31,713
                                                                                  -------------   ------------
Total policy and contract liabilities                                                10,474,574      8,418,459

Commissions, salaries, wages and benefits payable                                        93,755         53,015
Other liabilities                                                                       342,985        174,277
Note payable                                                                          1,804,900      1,843,007
Deferred federal income taxes payable                                                   626,774        760,881
                                                                                  -------------   ------------
Total liabilities                                                                    13,342,988     11,249,639

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares
    issued and 4,687,078 shares outstanding in 2004 and 2003                            544,958        544,958
Additional paid in capital                                                           12,380,523     12,380,523
Accumulated deficit                                                                  (2,691,808)    (2,562,839)
Accumulated other comprehensive income                                                  153,582        452,302
Less: Treasury stock held at cost (762,500 shares in 2004 and 2003)                  (1,385,483)    (1,385,483)
                                                                                  -------------   ------------
Total shareholders' equity                                                            9,001,772      9,429,461
                                                                                  -------------   ------------
Total liabilities and shareholders' equity                                        $  22,344,760   $ 20,679,100
                                                                                  =============   ============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           (Unaudited)                        (Unaudited)
                                                                       Three months ended                  Nine months ended
                                                                September 30,     September 30,     September 30,     September 30,
                                                                    2004              2003              2004              2003
                                                                -------------     -------------     -------------     -------------
Revenues:
  Gross premium income                                          $     827,664     $     808,266     $   2,709,160     $   2,916,678
  Reinsurance premiums assumed                                          3,198             1,756             8,578             4,826
  Reinsurance premiums ceded                                          (22,449)          (27,553)          (95,530)         (102,414)
                                                                -------------     -------------     -------------     -------------
           Net premium income                                         808,413           782,469         2,622,208         2,819,090
  Net investment income                                               136,380           138,342           348,358           425,496
  Net realized investment gain                                              -             4,479           464,361             4,820
  Rental income                                                        45,779            54,046           136,774           161,758
  Other income                                                              -                 -                38                 -
                                                                -------------     -------------     -------------     -------------
     Total revenue                                                    990,572           979,336         3,571,739         3,411,164

Benefits and expenses:
  Increase in policy reserves                                         159,912           120,105           698,352           597,996
  Policyholder surrender values                                        59,035            22,837           111,338            52,237
  Interest credited on annuities and
     premium deposits                                                  89,054            80,378           249,093           214,701
  Death claims                                                         82,341            81,058           218,850           214,528
  Commissions                                                         248,221           246,138           783,210           975,879
  Policy acquisition costs deferred                                  (303,230)         (281,729)         (942,616)       (1,140,006)
  Amortization of deferred policy
     acquisition costs                                                208,909           178,051           594,372           399,468
  Salaries, wages, and employee benefits                              266,617           240,748           821,240           921,621
  Miscellaneous taxes                                                  33,329            32,338           140,515           102,222
  Other operating costs and expenses                                  450,030           417,536         1,051,861         1,566,058
                                                                -------------     -------------     -------------     -------------
     Total benefits and expenses                                    1,294,218         1,137,460         3,726,215         3,904,704
                                                                -------------     -------------     -------------     -------------

Loss before income tax expense                                       (303,646)         (158,124)         (154,476)         (493,540)
                                                                -------------     -------------     -------------     -------------

Income tax expense (benefit)                                          (28,716)           20,594           (25,507)         (335,941)
                                                                -------------     -------------     -------------     -------------

Net loss                                                        $    (274,930)    $    (178,718)    $    (128,969)    $    (157,599)
                                                                =============     =============     =============     =============

Net loss per common
  share - basic and diluted                                     $       (0.06)    $       (0.04)    $       (0.03)    $       (0.03)
                                                                =============     =============     =============     =============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                           (Unaudited)                        (Unaudited)
                                                                       Three months ended                  Nine months ended
                                                                September 30,     September 30,     September 30,     September 30,
                                                                    2004              2003              2004              2003
                                                                -------------     -------------     -------------     -------------
Net loss                                                        $    (274,930)    $    (178,718)    $    (128,969)    $    (157,599)
Unrealized gain (loss) on available-for-sale securities:
   Unrealized holding gain (loss) during the period                   112,712          (126,191)           57,042            44,824
   Less: Reclassification for gains included in net income                  -             4,479           464,361             4,820
   Tax benefit (expense)                                              (22,640)           26,134           108,599            91,645
                                                                -------------     -------------     -------------     -------------

Other comprehensive income (loss)                                      90,072          (104,536)         (298,720)          131,649
                                                                -------------     -------------     -------------     -------------

Comprehensive loss                                              $    (184,858)    $    (283,254)    $    (427,689)    $     (25,950)
                                                                =============     =============     =============     =============

Comprehensive loss per common share-basic and diluted           $       (0.04)    $       (0.06)    $       (0.09)    $       (0.01)
                                                                =============     =============     =============     =============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (Unaudited)       (Unaudited)
                                                                          September 30,     September 30,
                                                                             2004              2003
                                                                          -------------     -------------
OPERATING ACTIVITIES:
Net loss                                                                  $    (128,969)    $    (157,599)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
    Interest credited on annuities and premium deposits                         249,093           214,701
    Net realized investment gain                                               (464,361)           (4,820)
    Provision for depreciation                                                   88,750            93,599
    Equity loss in investment in affiliate                                       28,516            34,418
    Amortization of premium and accretion of discount on
       fixed maturity and short-term investments                                105,870            55,091
    Realized net loss on disposal of assets                                           -             1,850
    Provision for deferred federal income taxes                                 (25,507)         (335,941)
    Increase in accrued investment income                                       (16,280)          (27,606)
    Decrease (increase) in accounts receivable                                   73,286           (72,385)
    Increase in deferred policy acquisition costs, net                         (348,244)         (740,538)
    Increase in policy loans                                                    (11,870)          (38,718)
    (Increase) decrease in other assets                                         (23,403)           13,247
    Increase in future policy benefits                                          698,352           597,996
    (Decrease) increase in liability for policy claims                          (17,477)           17,877
    Decrease in deposits on pending policy applications                         (27,085)         (187,044)
    Decrease in reinsurance premiums payable                                     (7,017)           (5,119)
    Increase (decrease) in commissions, salaries, wages and
      benefits payable                                                           40,740            (6,814)
    Increase in other liabilities                                               168,708           108,083
                                                                          -------------     -------------
Net cash provided by (used in) operating activities                       $     383,102     $    (439,722)

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                           (Unaudited)       (Unaudited)
                                                                          September 30,     September 30,
                                                                               2004              2003
                                                                          -------------     -------------
INVESTING ACTIVITIES:
    Purchase of available-for-sale fixed maturities                       $  (9,059,880)    $  (1,862,911)
    Sale or maturity of available-for-sale fixed maturities                   7,875,444         1,154,000
    Purchase of available-for-sale equity securities                             (2,350)                -
    Additions to property and equipment                                         (69,550)          (12,440)
    Dispositions of property plant and equipment                                      -             1,250
    Purchase of other investments                                              (128,860)                -
    Purchase of investments in affiliate                                        (11,500)          (10,000)
    Dispositions of investments in affiliates                                    48,184                 -
    Payments on notes receivable                                                 13,741             7,336
    Purchases of short-term investments                                      (3,925,512)         (260,214)
    Sale or maturity of short-term investments                                4,176,782           325,000
                                                                          -------------     -------------
Net cash used in investing activities                                        (1,083,501)         (657,979)

FINANCING ACTIVITIES:
    Payments on note payable                                                    (38,107)          (33,315)
    Deposits on annuity contracts                                             1,404,897         1,335,036
    Surrenders on annuity contracts                                            (213,455)          (83,502)
    Policyholder premium deposits                                                22,472            39,754
    Withdrawals on policyholder premium deposits                                (53,664)          (50,886)
                                                                          -------------     -------------
Net cash provided by financing activities                                     1,122,143         1,207,087
                                                                          -------------     -------------

Increase in cash and cash equivalents                                           421,744           109,386

Cash and cash equivalents, beginning of period                                  397,789           400,062
                                                                          -------------     -------------

Cash and cash equivalents, end of period                                  $     819,533     $     509,448
                                                                          =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
    Interest paid                                                         $      83,697     $      95,370
                                                                          =============     =============

    Income taxes paid                                                     $           -     $           -
                                                                          =============     =============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month and nine month periods ended September 30, 2004 and 2003 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2. INVESTMENTS IN RELATED PARTIES

Effective August 26, 2004, the Company purchased the remaining 50% joint venture interest in First Computer Services, LLC ("FCS") from First Alliance Corporation ("FAC") of Lexington, Kentucky (a copy of the Amendment of the Operating Agreement is attached at Exhibit 10.3). FCS owned the accounting hardware and software that operates the Company's policy administration, underwriting, claim processing, and accounting system. The aggregate purchase price for the remaining interest was $80,547, consisting of a single cash payment to FAC of $57,547 and the assumption of a $23,000 liability of FAC to FCS. The fair value of the remaining interest acquired was $48,184 consisting of 50% interests in computer hardware and software and an operating cash balance. The resulting loss of $32,363, representing the difference between the aggregate purchase price and the fair value of the remaining interest acquired, is included in other operating costs and expenses for the current quarter. Following the purchase of the remaining interest, FCS was dissolved with all assets being transferred to the Company.

Prior to the dissolution of FCS, the Company recorded its 50% investor share of joint venture losses using the equity method of accounting. The Company's share of joint venture losses totaled $7,169 and $28,516 for the three months and nine months ended September 30, 2004, respectively. These amounts are included in net investment income.

3. NET EARNINGS PER COMMON SHARE

Net loss per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding was 4,687,078 for the three months and nine months ended September 30, 2004 and 2003, respectively.

4. FEDERAL INCOME TAXES

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has filed a consolidated federal income tax return with its subsidiary, First Life America Corporation ("FLAC") for the year ended December 31, 2003. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence.

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

FACC denies Mr. Meyer's allegations and will defend against them as well as pursue its lawsuit against Mr. Meyer. No accrual of any loss or gain that may result from the resolution of these matters has been reflected in the financial statements. The amount of the ultimate loss or gain could differ materially.

6. SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information for the three months and nine months ended September 30, 2004 and 2003 and as of September 30, 2004 and December 31, 2003 is as follows:

                                                       Three months ended                  Nine months ended
                                                September 30,     September 30,     September 30,     September 30,
                                                    2004              2003              2004              2003
                                                -------------     -------------     -------------     -------------
Revenues:
   Life and annuity insurance operations        $     942,989     $     897,723     $   3,226,725     $   3,158,876
   Corporate operations                                47,583            81,613           345,014           252,288
                                                -------------     -------------     -------------     -------------
        Total                                   $     990,572     $     979,336     $   3,571,739     $   3,411,164
                                                =============     =============     =============     =============

Income (loss) before income taxes:
   Life and annuity insurance operations        $      36,973     $     120,464     $     432,091     $     442,851
   Corporate operations                              (340,619)         (278,588)         (586,567)         (936,391)
                                                -------------     -------------     -------------     -------------
        Total                                   $    (303,646)    $    (158,124)    $    (154,476)    $    (493,540)
                                                =============     =============     =============     =============

Depreciation and amortization expense:
   Life and annuity insurance operations        $     208,909     $     178,051     $     594,372     $     399,468
   Corporate operations                                33,030            30,631            88,750            93,599
                                                -------------     -------------     -------------     -------------
        Total                                   $     241,939     $     208,682     $     683,122     $     493,067
                                                =============     =============     =============     =============

                                                                                    September 30,      December 31,
                                                                                       2004                2003
                                                                                    ------------       ------------
Assets:
   Life and annuity insurance operations                                           $  17,352,409     $  15,053,265
   Corporate operations                                                                4,992,351         5,625,835
                                                                                    -------------     -------------
        Total                                                                       $  22,344,760     $  20,679,100
                                                                                    =============     =============

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2003 to September 30, 2004 are highlighted below.

Total assets increased from $20,679,100 at December 31, 2003 to $22,344,760 at September 30, 2004. The Company's available-for-sale fixed maturity securities had a fair value of $13,176,335 and $12,032,106 at September 30, 2004 and December 31, 2003, respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

Short-term investments decreased $261,559 from $460,593 at December 31, 2003 to $199,034 at September 30, 2004. The decrease is attributable to bonds maturing during the nine months ended September 30, 2004, and the proceeds being used to purchase available-for-sale fixed maturity securities and other investments.

Other investments increased from $0 at December 31, 2003 to $129,026 at September 30, 2004. The increase is attributable to the purchase of an investment in lottery prize cash flows during the quarter ended September 30, 2004. This type of investment involves purchasing an assignment of the future payment rights from the winners of the lottery at a discounted price sufficient to meet the Company's yield requirements. Payments on this particular lottery prize will be made by a state run lottery and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents increased to $819,533 at September 30, 2004 from $397,789 at December 31, 2003. Refer to the statement of cash flows for sources and uses of cash.

Investments in related parties decreased from $65,200 at December 31, 2003 to $0 at September 30, 2004. The decrease is attributable to the dissolution of the First Computer Services, LLC joint venture effective August 26, 2004.

Accounts receivable decreased 25% from $296,366 at December 31, 2003 to $223,080 at September 30, 2004. The decrease is primarily due to a $3,883 decrease in amounts due from agents, a $48,419 decrease in due premiums, and a $21,089 decrease in income tax recoverable. An allowance for uncollectible items is not deemed necessary with respect to these receivables.

Deferred policy acquisition costs, net of amortization, increased 9% from $4,010,959 at December 31, 2003 to $4,359,203 at September 30, 2004 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. No impairments have been recorded against the balance of deferred acquisition costs.

Property and equipment net of accumulated depreciation decreased less than 1% from $2,836,814 at December 31, 2003 to $2,817,614 at September 30, 2004. The
decrease is attributable to the capitalization of assets of $69,550 offset by depreciation expense of $88,750.

Liabilities increased to $13,342,988 at September 30, 2004 from $11,249,639 at December 31, 2003. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $698,352 or 22% from December 31, 2003 to September 30, 2004. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $1,434,329 or 29% from December 31, 2003 to September 30, 2004. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In 2004, annuity contract liabilities increased as additional policies reached the second policy year and the renewal policy base grew larger.

Other liabilities increased $168,708 from $174,277 at December 31, 2003 to $342,985 at September 30, 2004. The increase is attributable to the timing of the payment of significant invoices for professional services. Refer to the discussion of other operating costs and expenses provided in the results of operations section for further details regarding the nature of professional services which have been obtained.

Deferred federal income taxes payable decreased to $626,774 at September 30, 2004 from $760,881 at December 31, 2003. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized gains of fixed maturity securities. The decrease in deferred taxes payable is primarily attributable to the sale of a significant portion of the Company's bond portfolio during the first quarter of 2004, thus reducing the amount of unrealized gains present in such portfolio at September 30, 2004.

Results of Operations

Significant components of revenues include life insurance premiums, net of reinsurance, net investment income, and net realized investment gain. The following table provides information concerning net premium income for the three months and nine months ended September 30, 2004 and 2003:

                                                                      Three months ended                   Nine months ended
                                                                September 30,     September 30,     September 30,     September 30,
                                                                     2004             2003              2004              2003
                                                                -------------     -------------     -------------     -------------
Whole life insurance:
     First year                                                 $     208,396     $     233,311     $     691,501     $   1,156,732
     Renewal                                                          606,843           569,907         1,988,226         1,738,176
Term insurance:
     First year                                                           100               370             1,040               835
     Renewal                                                            2,025             2,578            15,773            13,235
     Single premium                                                    10,300             2,100            12,620             7,700
                                                                -------------     -------------     -------------     -------------

Gross premium income                                                  827,664           808,266         2,709,160         2,916,678

Reinsurance premiums assumed                                            3,198             1,756             8,578             4,826
Reinsurance premiums ceded                                            (22,449)          (27,553)          (95,530)         (102,414)
                                                                -------------     -------------     -------------     -------------

Net premium income                                              $     808,413     $     782,469     $   2,622,208     $   2,819,090
                                                                =============     =============     =============     =============

Net premium income decreased $196,882 or 7% from the nine months ended September 30, 2003 to the same period during 2004. Total first year whole life premium decreased $465,231 or 40% from 2003 to 2004. Total renewal year whole life premium increased $250,050 or 14% from 2003 to 2004. First year whole life premiums collected on the Company's FA2000 product have decreased as a result of the disruptive affect of the Company's 2003 proxy contest on its customers, shareholders and its marketing agents used to market the Company's FA2000 product. Management anticipates the reduction in FA2000 production will continue through the remainder of 2004. As such, products are currently being developed in an effort to enhance production going forward. Management anticipates releasing several new annuity, term and whole life products during the early portion of 2005. The introduction of these new products, combined with the continued production of the Company's Final Expense product should enable the Company to reverse the negative first year production trends which have been experienced in recent months. While the reversal of these trends is a goal of management, so to is managing first year production to both the needs and capacity of the Company.

Net premium income increased $25,944 or 3% from the three months ended September 30, 2003 to the same period during 2004. Total first year whole life premium decreased $24,915 or 11% from 2003 to 2004. Total renewal year whole life premiums increased $36,936 or 6% from 2003 to 2004.

Net investment income decreased $77,138 or 18% from the nine months ended September 30, 2003 to the same period during 2004 and decreased $1,962 or 1% from the three months ended September 30, 2003 to the same period during 2004. During the first quarter of 2004 the Company sold a significant portion of its bond portfolio in order to realize market gains and reinvest the resulting proceeds using a new investment strategy. The new strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group. The proceeds from the sale were used to purchase short-term securities with maturities ranging from 30 to 120 days. As these short term securities mature, the proceeds were reinvested in conjunction with the new investment strategy. During 2003 excess cash was used to purchase available-for-sale fixed maturity investments, with lower yields as compared to bonds that have been purchased in prior years. The decrease in yields from the purchases of short term securities in 2004 and the purchases of lower yielding bonds in 2003 resulted in the decrease in net investment income for the nine month and three month periods ended September 30, 2004.

Net realized investment gain increased $459,541 from the nine months ended September 30, 2003 to the same period during 2004. The increase is attributable to the sale of a significant portion of the Company's bond portfolio during 2004.

Rental income decreased from $161,758 during the nine months ended September 30, 2003 to $136,774 during the same period in 2004 and decreased from $54,046 during the three months ended September 30, 2003 to $45,779 during the same period in 2004. Rental income is earned by leasing approximately 12,500 square feet of office space in the home office building. The Company has executed a 10 year inclusive non cancelable lease on 10,000 square feet of the office space. The decrease in rental income resulted from a month to month lease for the remaining 2,500 square feet of available office space being cancelled in December of 2003. The space is currently on the market for lease.

Benefits and expenses totaled $3,726,215 and $3,904,704 during the nine months ended September 30, 2004 and 2003, respectively. Included in total benefits and expenses were policy reserve increases of $698,352 and $597,996 during the nine months ended September 30, 2004 and 2003, respectively. Benefits and expenses totaled $1,294,218 and $1,137,460 during the three months ended September 30, 2004 and 2003, respectively. Included in total benefits and expenses were policy reserve increases of $159,912 and $120,105 during the three months ended September 30, 2004 and 2003, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Commission expense totaled $783,210 and $975,879 for the nine months ended September 30, 2004 and 2003, respectively and $248,221 and $246,138 for the three months ended September 30, 2004 and 2003, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The decrease in commission expense is directly related to the decrease in first year premium income during the nine months ended September 30, 2004.

Acquisition costs related to the sale of insurance are capitalized and amortized over the life of the associated policies. These costs include commissions on first year business, medical exams and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. During the nine months ended September 30, 2004 and 2003, $942,616 and $1,140,006, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $594,372, and $399,468, respectively. During the three months ended September 30, 2004 and 2003, $303,230 and $281,729, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $208,909, and $178,051, respectively.

Salaries, wages and employee benefits decreased from $921,621 during the nine months ended September 30, 2003 to $821,240 during the same period in 2004. The decrease during 2004 is primarily attributable to the decrease in employee headcount during the nine months ended September 30, 2004 in comparison to the same period in 2003. Included in the decrease was a $35,294 decrease in incentive compensation resulting from the Company opting not to renew the employment contracts of prior executive management.

Other operating costs and expenses totaled $1,051,861 and $1,566,058 for the nine months ended September 30, 2004 and 2003, respectively. The decrease of $514,197 results primarily from the nonrecurrance of the professional fees and expenses incurred by the Company during the 2003 period in connection with its annual meeting of stockholders for that year and a related proxy contest and resulting litigation. These professional fees and expenses totaled $493,984 in 2003, as compared with professional fees and expenses of $98,726 incurred in support of the 2004 annual meeting of stockholders. The decrease in other operating costs and expenses in the 2004 period also is attributable to payment in the 2003 period of $165,000 in settlement of a claim by AF&L, Inc. that the Company had breached various marketing agreements. These decreases were partially offset by payment of $117,695 of professional service fees incurred in the 2004 period in support of the activities of a special committee of the Board of Directors of the Company, described as follows. On July 12, 2004, a third party filed an amendment to a Schedule 13D previously filed by such party, stating that it may explore the acquisition of additional shares of the Company's common stock through private negotiations or a tender offer for the purpose, among other things, of possibly obtaining control of the Company and replacing all or substantially all of the members of the Company's board of directors and management. The Board of Directors of the Company, acting on behalf of all shareholders in accordance with the legal obligations arising as a result of the public statements made by the third party, charged a special committee of independent directors with evaluating these actions and preparing for an appropriate response in the event that the third party takes actions in furtherance of its public statements. The actions of the special committee included the retention of independent outside legal counsel, financial advisors, and actuaries. The costs of these extraordinary activities comprise the offset amounts described above. Other operating costs and expenses totaled $450,030 and $417,536 for the three months ended September 30, 2004 and 2003, respectively. The increase of $32,494 is largely attributable to the professional service fees incurred during the 2004 period in support of the activities of the aforementioned special committee.

Liquidity and Capital Resources

During the quarters ended September 30, 2004 and 2003, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase fixed maturity and short-term investments. Net cash provided by (used in) operating activities during the nine months ended September 30, 2004 and 2003 totaled $383,102 and $(439,722), respectively.

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

Management of the Company has identified that there may be a need for additional capital. Such capital could be used on a working capital basis or to grow the business. In the event that additional capital is deemed necessary, the Company may seek to sell additional equity securities, debt securities or to borrow monies. In addition, management may consider either the feasibility of selling its home office building or leveraging the equity in its home office building in an effort to release funds for use in other business endeavors.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Part II, Item 4 to the Registrant's Form 10-QSB filed August 12, 2004 is incorporated by reference.

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

10.3           Operating Agreement of First Computer Services, LLC dated December 1, 2001, as amended (*)

10.4           Automatic Umbrella and Bulk ADB Reinsurance Agreements effective September 1, 1998 between First Life America Corporation and Business Men's Assurance Company of
               America (Incorporated by reference from Exhibit 6.8 to the Registrant's Form 10-SB filed August 13, 1999)

10.5           Employment Agreement effective February 16, 2004 between First American Capital
               Corporation and John F. Van Engelen, as amended (*)

10.6           Intercompany Tax Sharing Agreement dated December 31, 2003 between First American
               Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.6 to the Registrant's Form 10-KSB filed March 29, 2004)

21             Subsidiaries of First American Capital Corporation (*)

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

                                              FIRST AMERICAN CAPITAL CORPORATION

Date: 11/15/04	                             By: /s/ John F. Van Engelen
                                                  John F. Van Engelen
                                                  President and Chief Executive
                                                  Officer

Date: 11/15/04                               By: /s/ Patrick A. Tilghman
                                                  Patrick A. Tilghman
                                                  Treasurer and Chief Financial
                                                  Officer