Form 10KSB
period 2004-12-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2005-03-31
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.

                        Commission file number : 0-25679

                       FIRST AMERICAN CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

         Kansas                                         48-1187574
(State of incorporation)                 (I.R.S. Employer Identification Number)

                 1303 SW First American Place, Topeka, KS 66604
                    (Address of principal executive offices)

Issuer's telephone number (785) 267-7077

                  Securities registered under 12(b) of the Act:
                               Title of Each Class
                                      NONE

              Securities registered under Section 12(g) of the Act:
                               Title of Each Class
                          Common Stock, $.10 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $4,697,476

State the aggregate market value of the voting equity held by non-affiliates:

Of the 5,449,578 shares of common stock of the registrant issued and 4,237,578 outstanding shares of common stock of the registrant as of March 11, 2005, 3,867,378 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.10 Par Value - 4,237,578 shares as of March 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.

Item 1.   Description of Business .......................................     3
Item 2.   Description of Property .......................................     9
Item 3.   Legal Proceedings .............................................     9
Item 4.   Submission of Matters to a Vote of Security Holders ...........     9

Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters ......    10
Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................    10
Item 7.   Financial Statements ..........................................    17
Item 8.   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure ...................................    17
Item 8a.  Controls and Procedures .......................................    18

Part III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act ..........    18
Item 10.  Executive Compensation ........................................    22
Item 11.  Security Ownership of Certain Beneficial Owners
             and Management .............................................    24
Item 12.  Certain Relationships and Related Transactions ................    25
Item 13.  Exhibits and Reports on Form 8-K ..............................    26
Item 14.  Principal Accountant Fees and Services ........................    27

Signatures ..............................................................    28

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

On January 11, 1999, the Company completed the intra-state public stock offering raising approximately $13,750,000 of capital by selling 2,750,000 shares of common stock at $5.00 per share. These funds were used to capitalize the life insurance company, purchase and develop real estate assets and fund operations.

First American Capital Corporation

The primary segment of the Company's operations is life insurance and annuities. Accordingly, a significant portion of revenue will be generated by the Company's wholly owned life insurance subsidiary, First Life America Corporation ("FLAC"). Additional income is provided in the form of investment and rental income. The Company has contracted with FLAC to provide services, which are incident to the operations of FLAC, as discussed below. The Service Agreement between the Company and FLAC ("Service Agreement") was amended and restated effective January 1, 2002.

First Life America Corporation

On October 15, 1997, FLAC received a certificate of authority from the Kansas Insurance Department ("KID") to transact its life insurance and annuity business in the state of Kansas. On November 19, 1998, life insurance operations commenced. Under the provisions of accounting principles generally accepted in the United States of America, FLAC had $6,251,955 of shareholders' equity as of December 31, 2004, and is wholly owned by the Company.

Administration

Under the terms of the Service Agreement, the Company provides personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees. Services performed pursuant to the Service Agreement are underwriting, claim processing, accounting, policy administration and data processing and other services necessary for FLAC to operate. The Service Agreement is effective until either party provides 90 days written notice of termination. FLAC pays fees equal to the Company's cost of providing such services, including an appropriate allocation of the Company's overhead expenses, in accordance with accounting principles generally accepted in the United States of America. FLAC bears all of its direct selling costs, which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for, among other things, any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC.

Actuarial Services

On behalf of FLAC, the Company has retained the services of Miller & Newberg Inc., consulting actuaries located in Olathe, Kansas. Mr. Eric Newberg of Miller & Newberg Inc. has been appointed by the Board of Directors of FLAC to act as its valuation and illustration actuary.

Products of FLAC

The three primary insurance products marketed by FLAC in fiscal years 2002 through 2004 were as follows:

First American 2000 is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. The policy requires premium payments to be made for a certain number of years after which time the policyholder is entitled to policy benefits without making future payments. The product combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from age 0 (30 days) to 20 and 66 to 80 are ten pay policies and issue ages from 21 to 65 are twenty pay policies. Premium payments are split between life and annuity based on percentages established in the product design. First year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

Golden Eagle Whole Life (Final Expense) is available on a simplified issue or graded death benefit basis. The simplified issue product is issued from age 50 to 85 with death benefit coverage ranging from a minimum of $2,500 to a maximum of $25,000. The graded death benefit product is issued from age 50 to 80 with death benefit coverage ranging from a minimum of $2,000 to a maximum of $10,000. The policy includes a living benefit rider that pays the actuarial present value of death benefit upon terminal illness or nursing home confinement. Premiums are level for life and vary by risk class, sex and issue age.

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

The following new products are either scheduled for release in the near future or have been released thus far during 2005:

First Whole Life is a permanent whole life insurance product with guaranteed level premiums and death benefits. Issue ages are 0 to 80. Rate classes include preferred non-tobacco, non-tobacco and tobacco. The product is non-participating. Available riders include accidental death, accelerated living benefit, waiver of premium, terminal illness and long-term care.

First Term is a level term life insurance product for issue ages 18 to 60. Term periods are 10, 15, 20 and 30 years. Both fully guaranteed and partially guaranteed premium options are available. For the partially guaranteed option, premiums are level for 5 years on the 10 year term, 10 years on the 15 year term, 13 years on the 20 year term and 17 years on the 30 year term, increasing annually thereafter. Rate classes include non-tobacco, preferred tobacco and tobacco. Available riders include return of premium, accidental death, accelerated living benefit and waiver of premium.

Value Builder is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. The policy requires premium payments to be made for a certain number of years after which time the policyholder is entitled to policy benefits without making future payments. The product combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from age 0 (30 days) to 20 and 66 to 80 are ten pay policies and issue ages from 21 to 65 are twenty pay policies. Premium payments are split between life and annuity based on percentages established in the product design. First year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

First FLEX I is a flexible premium deferred annuity for ages 0 to 90. The initial interest rate is guaranteed for one contract year with a minimum guaranteed interest rate of 3%. The surrender charge period is seven years and up to 15% of the account value can be withdrawn each year without incurring a surrender charge. If the annuitant becomes confined to a nursing home, the surrender charge may be waived up to a certain limit. The minimum deposit is $100.

First MAX I is a single premium deferred annuity for ages 0 to 90. The initial interest rate is guaranteed for one contract year with a minimum guaranteed interest rate of 3%. The surrender charge period is five years and up to 15% of the account value can be withdrawn each year without incurring a surrender charge. If the annuitant becomes confined to a nursing home, the surrender charge may be waived up to a certain limit. The minimum deposit is $500.

First MAX III is a single premium deferred annuity for ages 0 to 90. The initial interest rate is guaranteed for three contract years with a minimum guaranteed interest rate of 3%. The surrender charge period is three years. If the annuitant becomes confined to a nursing home, the surrender charge may be waived up to a certain limit. The minimum deposit is $500.

Easy Pack contains short form applications for simplified underwriting and quick issue. Products included in the Easy Pack are First Whole Life, First Term, First Step, Golden Eagle Final Expense and First Flex I, First Max I and First Max III. The Easy Pack is designed for the agent and consumer to receive quick underwriting decisions on the small face policies.

Product Marketing and Sales

The Company's marketing strategy is to work with FLAC to provide life insurance and annuity products that are beneficial to the consumer and profitable for the Company and its shareholders. As such, FLAC is continually seeking new markets for its products. FLAC sells its products through independent agents. The independent agents receive commissions from FLAC based on premiums collected on the products sold by the independent agents. FLAC contracts the independent agents directly or through independent marketing organizations, referred to as IMOs. IMOs generally are organizations that align multiple independent agents with specific insurers and products. The IMOs receive a portion of the overall commissions paid by FLAC on products sold by the agents. The IMOs recruit, train, contract and provide other support functions to the independent agents.

FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Ohio, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

Insurance Inforce

The following table provides certain information about FLAC's volume of life insurance coverage inforce for each of the last three years:

                                      (shown in thousands)
                                 ------------------------------
                                   2004       2003       2002
                                 --------   --------   --------
Amounts of Insurance (1)
Beginning of year                $163,424   $154,577   $112,302
Issued during year                 16,854     32,877     54,827
Reinsurance assumed                 3,169      6,360      5,821
Revived during year                   694        427      1,512
Lapse, surrender and decreased    (24,018)   (30,817)   (19,885)
                                 --------   --------   --------
In-force end of year             $160,123   $163,424   $154,577
                                 ========   ========   ========

(1) Excludes accidental death benefits (shown in thousands) of $35,695, $36,920, and $36,508 in 2004, 2003, and 2002, respectively.

The following table provides certain information about FLAC's policy count for each of the last three years:

                                  (Number of Policies)
                                 ---------------------
                                  2004    2003    2002
                                 -----   -----   -----
Beginning of year                6,582   4,927   2,933
Issued during year               1,676   2,239   2,210
Reinsurance assumed                726      --      --
Revived during year                 50      27      25
Lapse, surrender and decreased    (716)   (611)   (241)
                                 -----   -----   -----
In-force end of year             8,318   6,582   4,927
                                 =====   =====   =====

As is evidenced by the tables above, the average face amount per policy issued has decreased from approximately $25,000 in 2002 to approximately $15,000 and $10,000 in 2003 and 2004, respectively. The decrease in average face amount issued is directly related to increased focus being placed on production of the Company's Final Expense product over the past three years. The Final Expense product has a maximum face amount of $25,000, a level significantly less than the other products historically marketed by the Company.

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

Investments

The Kansas Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Kansas Insurance Code are not expected to have a material effect on the investment return of FLAC. The Company is not subject to the limitations, which restrict the investments made by FLAC. Currently, investments are held in both short-term, highly liquid securities and long-term, higher yield securities. The Company implemented a new investment strategy in 2004. The new strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group.

Competition

The life insurance industry is extremely competitive. There are a large number of insurance companies that are substantially larger, have greater financial resources, offer more diversified product lines and have larger selling organizations and customer bases than FLAC. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. FLAC must compete with other insurers to attract and retain qualified agents to market FLAC's products.

Governmental Regulation

FLAC is subject to regulation and supervision by the KID. The insurance laws of Kansas give KID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Without limiting the foregoing, the effect of the regulatory powers of the KID over FLAC may restrict the ability of FLAC to dividend or otherwise transfer funds from FLAC to the Company even if FLAC's operations are profitable and creating positive cash flow, restrict the ability of FLAC to raise capital other than by contributions from the Company, and require that the Company contribute additional capital to FLAC.

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

Commencing with the 2003 tax year, FLAC filed a consolidated income tax return with the Company. In certain consolidated return years, the separate tax liability of either FLAC or the Company may be reduced through the utilization of net operating losses of the other company comprising the consolidated group. In addition, the taxes payable by the consolidated group as a whole may be reduced by tax credits generated or earned by one company of the consolidated group, which are in effect used to reduce the separate tax liability of the other company. The tax savings attributable to the use of such tax attributes will inure generally to the benefit of the company of the consolidated group that earned or generated the tax attribute in question. Members of the consolidated group will reimburse one another for the value of the consolidated tax attributes utilized in each consolidated return year.

Financial Information Relating to Industry Segments

The Company's operations are categorized in two segments: Life and annuity insurance operations (conducted by FLAC and by the Company pursuant to the Services Agreement) and Corporate Operations (managing and leasing the Company's office building). Financial information related to these two segments of the Company's business is presented below. All sales of life insurance by FLAC are to unaffiliated customers.

                                               2004          2003          2002
                                           -----------   -----------   -----------
Revenues:
   Life and annuity insurance operations   $ 4,293,633   $ 3,988,400   $ 3,712,523
   Corporate operations                        403,843       325,569       446,625
                                           -----------   -----------   -----------
      Total                                $ 4,697,476   $ 4,313,969   $ 4,159,148
                                           ===========   ===========   ===========

Income (loss) before income taxes:
   Life and annuity insurance operations   $   464,114   $   368,682   $   480,628
   Corporate operations                       (761,430)   (1,095,168)     (625,386)
                                           -----------   -----------   -----------
      Total                                $  (297,316)  $  (726,486)  $  (144,758)
                                           ===========   ===========   ===========

Depreciation and amortization expense:
   Life and annuity insurance operations   $   769,611   $   629,068   $   423,210
   Corporate operations                        132,902       124,093       134,999
                                           -----------   -----------   -----------
      Total                                $   902,513   $   753,161   $   558,209
                                           ===========   ===========   ===========

Assets:
   Life and annuity insurance operations   $18,305,111   $15,053,265   $12,090,507
   Corporate operations                      4,649,885     5,625,835     6,656,009
                                           -----------   -----------   -----------
      Total                                $22,954,996   $20,679,100   $18,746,516
                                           ===========   ===========   ===========

Employees

As of December 31, 2004, the Company had 15 full time and no part time employees.

Item 2. Description of Property

The Company owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. The remaining land, including improvement costs, is classified as real estate held for investment. The Company does not intend to make any improvements, develop or renovate the property or building. The Company occupies approximately 7,500 square feet of the building. The remaining 12,500 square feet is leased. Approximately 10,000 square feet is leased to the United States Department of Agriculture ("USDA") under a 10 year inclusive non cancelable lease that commenced on July 1, 2001 and will end on June 30, 2011. The USDA may terminate this lease after 5 years, on or after June 30, 2006 upon 90 days notification in writing to the Company. The average annual rental of this lease is $18.31 per square foot or $183,116 per year. The remaining 2,500 square feet is currently available for lease. The occupancy rate based on the total square feet available for lease in 2004 was 88%. Management believes that insurance coverage on the building is adequate. The building is depreciated over 39 years using the straight-line method for book and tax purposes. The annual taxes on the building are $71,737 or an assessed rate of 25%. The annual taxes on the land are $7,707 or an assessed rate of 12%.

The Company has granted security interests in its commercial real estate and office building to secure a loan from Western National Bank of Lenexa, Kansas, in the amount of approximately $1,800,000 on a first priority basis and a loan from Brooke Credit Corp. in the amount of approximately $570,000 on a second priority basis. See Item 12 Certain Relationships and Related Party Transactions.

Item 3. Legal Proceedings

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer, the Company's former President, arising, in part, out of Mr. Meyer's employment with the Company. Among other things, the Company is seeking to recover expense reimbursements previously paid to Mr. Meyer and Company funds allegedly misappropriated by Mr. Meyer. The petition alleges that Mr. Meyer misappropriated funds from the Company by fraudulently altering a check made payable to the Company. The Company is also seeking to have Mr. Meyer reimburse it for the amount it paid another insurance company in settlement of a claim. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. The petition asserts that Meyer entered into the marketing agreements despite knowing that the Company could not perform on the financial requirements of the agreements and without the knowledge, approval or authorization of the Company's Board of Directors.

On December 12, 2003, Meyer filed an Answer and Counterclaim against the Company asserting claims for defamation and breach of employment agreement. Meyer seeks damages in excess of $75,000 plus interest and costs on his defamation claims. Meyer seeks damages in the amount of $250,000 for an alleged breach of a provision in his employment contract regarding severance pay; he seeks additional damages in excess of $75,000 for an alleged breach of a provision in the employment contract relating to payment of residual commissions.

The Company denies Meyer's allegations and will vigorously defend against them as well as pursue its claims against Meyer. The trial is currently in the discovery stage. No trial date has been set.

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

(b.) Holders

As of March 11, 2005, there are approximately 4,948 shareholders of record of the Company's outstanding common stock.

(c.) Dividends

The Company has not paid any cash dividends since inception (July 10, 1996). Management anticipates that for the foreseeable future any and all earnings will be retained to fund the growth of FLAC's business and for other working capital purposes and that as a result no dividends will be paid on the Company's stock. As noted above, the regulatory requirements of the KID may practically restrict the ability of the Company to transfer any operating profits produced by FLAC's insurance operations to the Company for use in paying dividends on the Company's stock.

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

Critical Accounting Policies and Estimates

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future transactions. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 2 - Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Investments

The Company's principal investments are in fixed maturity securities. Investments are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company's balance sheet. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from broker statements.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs, principally agent commissions and other selling, selection and issue costs, which vary with and are directly related to the production of new business, are capitalized as incurred. These deferred costs are then amortized in proportion to future premium revenues or the expected future profits of the business, depending upon the type of product. Profit expectations are based upon assumptions of future interest spreads, mortality margins, expense margins and policy and premium persistency experience. These assumptions involve judgment and are compared to actual experience on an ongoing basis.

Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies. Generally, benefits are payable over an extended period of time and the reserves established for future policy benefits are dependent on the assumptions used in the pricing of the products. Principal assumptions used in pricing policies and in the establishment of reserves for future policy benefits are mortality, morbidity, expenses, persistency, investment returns and inflation. Differences between actual experience and assumptions used in the pricing of these policies and in the establishment of liabilities may result in variability of net income in amounts which may be material.

Future Annuity Benefits

Future annuity benefits relate to deferred annuity contracts. The account balances for deferred annuity contracts are equal to the cumulative deposits less any applicable contract charges plus interest credited. The profitability of these products is also dependent on principal assumptions similar to traditional insurance products, and differences between actual experience and pricing assumptions may result in variability of net income in amounts which may be material.

Premiums

Premiums for traditional life insurance products are reported as revenue when due. Traditional insurance products include whole life and term life. Deposits relate to deferred annuity products. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue.

Income Taxes

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Reinsurance

Reinsurance is one of the tools that the Company uses to accomplish its business objectives. A variety of reinsurance vehicles are currently in use. Reinsurance supports a multitude of corporate objectives including managing statutory capital, reducing volatility and reducing surplus strain. At the customer level it increases the Company's capacity, provides access to additional underwriting expertise, and generally makes it possible for the Company to offer products at competitive levels that the Company could not otherwise bring to market without reinsurance support.

Financial Condition

Significant changes in the consolidated balance sheets from December 31, 2003 to December 31, 2004 are highlighted below.

Total assets increased from $20,679,100 at December 31, 2003 to $22,954,996 at December 31, 2004. The increase in total assets is primarily attributable to the investment of premiums received during the year. Given the long-term nature of the policy and contract liabilities associated with these premiums, management is able to invest these premiums for a period of time until a payout of policy benefits is required.

The Company's available-for-sale fixed maturity securities had a fair value of $13,479,388 and $12,032,106 at December 31, 2004 and December 31, 2003,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Credit risk is further minimized by investing in certificates of deposit. Certain certificates of deposit and cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation ("FDIC"). However, both certificates of deposit balances and cash balances exceeding this maximum are protected through additional insurance. As a result, management believes that significant concentrations of credit risk do not exist.

Investments in equity securities increased from $41,800 at December 31, 2003 to $236,342 at December 31, 2004 due primarily to the purchases of equity securities of $193,600 in 2004.

Short-term investments decreased $460,593 from $460,593 at December 31, 2003 to $0 at December 31, 2004. The decrease is attributable to bonds maturing during the year ended December 31, 2004, and the proceeds being used to purchase available-for-sale fixed maturity securities and other investments.

Mortgage loans on real estate increased from $0 at December 31, 2003 to $349,542 at December 31, 2004. The increase is attributable to the purchase of a mortgage loan on commercial property. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Other investments increased from $0 at December 31, 2003 to $206,306 at December 31, 2004. The increase is attributable to the purchase of investments in lottery prize cash flows during the year ended December 31, 2004. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents increased to $527,028 at December 31, 2004 from $397,789 at December 31, 2003. Refer to the statement of cash flows for sources and uses of cash.

Investments in related parties decreased from $65,200 at December 31, 2003 to $0 at December 31, 2004. Effective August 26, 2004, the Company purchased the remaining 50% joint venture interest in First Computer Services, LLC ("FCS") from First Alliance Corporation ("FAC") of Lexington, Kentucky. FCS owned the accounting hardware and software that operates the Company's policy administration, underwriting, claim processing, and accounting system. The aggregate purchase price for the remaining interest was $80,547, consisting of a single cash payment to FAC of $57,547 and the assumption of a $23,000 liability of FAC to FCS. The fair value of the remaining interest acquired was $48,184 consisting of 50% interests in computer hardware and software and an operating cash balance. The resulting loss of $32,363, representing the difference between the aggregate purchase price and the fair value of the remaining interest acquired, is included in other operating costs and expenses for the year. Following the purchase of the remaining interest, FCS was dissolved with all assets being transferred to the Company.

Accounts receivable decreased 13% from $296,366 at December 31, 2003 to $258,194 at December 31, 2004. The decrease is primarily due to a $27,469 decrease in due premiums and a $21,089 decrease in income tax recoverable offset by an increase of $10,281 in amounts due from agents. An allowance for uncollectible items is not deemed necessary with respect to these receivables.

Deferred policy acquisition costs, net of amortization, increased 13% from $4,010,959 at December 31, 2003 to $4,516,994 at December 31, 2004 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management and the results of a formal recoverability study completed by the Company's external consulting actuary, no impairments have been recorded against the balance of deferred acquisition costs.

Property and equipment net of accumulated depreciation decreased 2% from $2,836,814 at December 31, 2003 to $2,775,187 at December 31, 2004. The decrease is attributable to the capitalization of assets of $71,275 offset by depreciation expense of $132,902.

Liabilities increased to $13,988,309 at December 31, 2004 from $11,249,639 at December 31, 2003. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $1,020,813 or 33% from December 31, 2003 to December 31, 2004. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $1,906,660 or 39% from December 31, 2003 to December 31, 2004. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. In 2004, annuity contract liabilities increased as additional policies reached the second policy year and the renewal policy base grew larger.

Commission, salaries, wages and benefit payables increased $50,929 from $53,015 at December 31, 2003 to $103,944 at December 31, 2004. The increase is primarily attributable to timing factors associated with the payment of incentive compensation and payroll.

Deferred federal income taxes payable decreased to $603,489 at December 31, 2004 from $760,881 at December 31, 2003. Federal income taxes payable are due to deferred taxes established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized gains of available-for-sale securities. The decrease in deferred taxes payable is primarily attributable to the sale of a significant portion of the Company's bond portfolio during the first quarter of 2004, thus reducing the amount of unrealized gains present in such portfolio at December 31, 2004.

Results of Operations

Significant components of revenues include life insurance premiums, net of reinsurance, and net investment income. The following table provides information concerning net premium income for the years ended December 31, 2004, 2003, and 2002:

                                  2004         2003         2002
                               ----------   ----------   ----------
Whole life insurance:
   First year                  $  899,629   $1,381,964   $1,815,415
   Renewal                      2,701,813    2,247,022    1,595,159
Term insurance:
   First year                       1,099        1,352        4,524
   Renewal                         20,296       17,724       15,729
   Single premium                  17,720        9,800       10,580
                               ----------   ----------   ----------

Gross premium income            3,640,557    3,657,862    3,441,407

Reinsurance premiums assumed       10,816        5,943        1,077
Reinsurance premiums ceded       (117,761)    (126,531)    (111,624)
                               ----------   ----------   ----------
Net premium income             $3,533,612   $3,537,274   $3,330,860
                               ==========   ==========   ==========

Net premium income was essentially the same in 2004 as 2003 and increased $206,414 or 6% from 2002 to 2003. Total first year whole life premium decreased $482,335 or 35% from 2003 to 2004 and $433,451 or 24% from 2002 to 2003. The significant negative trend in first year whole life premium began in 2003 as a result of the disruptive effect that the Company's 2003 proxy contest had on its customers, shareholders and its marketing agents used to market the Company's FA2000 product. The downward trend continued in 2004 as a result of the Company's shift in marketing emphasis away from its FA2000 product. The FA2000 product was designed primarily for the Company's shareholders. Now that all shareholders have been contacted, emphasis is shifting to other products. In addition, the interest rate credited on the FA2000 annuity rider determines whether it remains competitive in the market. In the lower interest rate environment of the last few years, the product was competitive because the Company paid an above average interest rate on the annuity rider.

Management spent a significant amount of time during 2004 developing new products in an effort to enhance production going forward. Management has and will continue to release several new annuity, term and whole life products during the early portion of 2005. The Company's goal in introducing these new products is to diversify the Company's product mix and to manage its first year production to both the needs and capacity of the Company.

Total renewal year whole life premiums increased $454,791 or 20% from 2003 to 2004 and $651,863 or 41% from 2002 to 2003. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year's first year premium, other than single premium.

Net investment income decreased $40,932 or 7% from 2003 to 2004 and $31,012 or 5% from 2002 to 2003. During the first quarter of 2004 the Company sold a significant portion of its bond portfolio in order to realize market gains and reinvest the resulting proceeds using a new investment strategy. The new strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group. The proceeds from the sale were used to purchase short-term securities with maturities ranging from 30 to 120 days. As these short term securities matured, the proceeds were reinvested in conjunction with the new investment strategy. During 2003 excess cash was used to purchase available-for-sale fixed maturity investments, with lower yields as compared to bonds that have been purchased in prior years. The decrease in yields resulted in the decrease in net investment income for the year ended December 31, 2003.

Net realized investment gain increased $458,967 from 2003 to 2004. The increase is attributable to the sale of a significant portion of the Company's bond portfolio during 2004.

Rental income decreased from $213,457 in 2003 to $182,553 in 2004. Rental income is earned by leasing approximately 12,500 square feet of office space in the home office building. The Company has executed a 10 year inclusive non cancelable lease on 10,000 square feet of the office space. The decrease in rental income resulted from a month to month lease for the remaining 2,500 square feet of available office space being cancelled in December of 2003. The space is currently on the market for lease.

Benefits and expenses totaled $4,994,792, $5,040,455 and $4,303,906 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in total benefits and expenses were policy reserve increases of $1,020,812, $819,632 and $786,064 for the years ended December 31, 2004, 2003 and 2002, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Interest credited on annuities and premium deposits totaled $344,918, $304,283 and $171,866 for the years ended December 31, 2004, 2003 and 2002, respectively. The increases during 2004 and 2003 of $40,635 and $132,417, respectively are primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce (8,318, 6,582 and 4,927 in 2004, 2003 and 2002, respectively). The average interest credit rate on annuities and premium deposits has decreased from 7.3% and 7.4% during 2002 and 2003, respectively, to 5.7% during 2004. The decrease is attributable to management's attempt to more effectively manage the interest spread between the rate the Company earns on its investment portfolio and the rate being credited to policyholder accounts.

Death claims increased $37,352 from 2003 to 2004 and $165,622 from 2002 to 2003. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies. Mortality experienced by the Company to date is within management's expectations.

Commission expense totaled $1,059,798, $1,235,074 and $1,336,805 for the years ended December 31, 2004, 2003 and 2002, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The decrease in commission expense is directly related to the decrease in first year premium during each respective period.

Acquisition costs related to the sale of insurance are capitalized and amortized over the life of the associated policies. These costs include commissions on first year business, medical exams and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. During the years ended December 31, 2004, 2003 and 2002, $1,275,646, $1,453,440 and $1,680,977, respectively, of these costs had been capitalized as deferred policy acquisition costs. The related amortization for the same periods totaled $769,611, $629,068 and $423,210, respectively.

Salaries, wages and employee benefits decreased from $1,352,175 in 2002 to $1,150,230 in 2003 and $1,119,185 in 2004. The decrease during 2004 and 2003 is primarily attributable to the decrease in employee headcount during the years in comparison to the same period in 2002. The decreases included a $29,222 and $118,688 decrease in incentive compensation for 2004 and 2003, respectively, resulting from the Company opting not to renew the employment contracts of prior executive management.

Administrative fees - related party were paid to FAC for underwriting, accounting and other policy services during 2002. There were no administrative fees - related party in 2003 and 2004. During 2002 these fees totaled $288,936 and were calculated based on a percentage of FLAC's premium income collected.

Other operating costs and expenses totaled $1,359,969, $1,845,155 and $1,394,120 for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease of $485,186 during 2004 results primarily from the nonrecurrance of the professional fees and expenses incurred by the Company during the 2003 period in connection with its annual meeting of stockholders for that year and a related proxy contest and resulting litigation. These professional fees and expenses totaled $510,318 in 2003, as compared with professional fees and expenses of $98,726 incurred in support of the 2004 annual meeting of stockholders. The decrease in other operating costs and expenses in the 2004 period also is attributable to payment in the 2003 period of $165,000 in settlement of a claim by AF&L, Inc. that the Company had breached various marketing agreements. These decreases were partially offset by payment of $135,609 of professional service fees incurred in 2004 in support of the activities of a special committee of the Board of Directors of the Company, described as follows.

On July 12, 2004, a third party filed an amendment to a Schedule 13D previously filed by such party, stating that it may explore the acquisition of additional shares of the Company's common stock through private negotiations or a tender offer for the purpose, among other things, of possibly obtaining control of the Company and replacing all or substantially all of the members of the Company's board of directors and management. The Board of Directors of the Company, acting on behalf of all shareholders in accordance with the legal obligations arising as a result of the public statements made by the third party, charged a special committee of independent directors with evaluating these actions and preparing for an appropriate response in the event that the third party takes actions in furtherance of its public statements. The actions of the special committee included the retention of independent outside legal counsel, financial advisors, and actuaries. The costs of these extraordinary activities comprise the offset amounts described above. On March 2, 2005, the Company repurchased 450,500 shares of the Company's common stock from this stockholder. See Item 12 Certain Relationships and Related Transactions.

As a result of the items noted above net loss decreased $253,064 or 52% to $232,936 from $486,000 for the years ended December 31, 2004 and 2003, respectively and decreased $61,226 or 11% to $486,000 from $547,226 for the years ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

During the years ended December 31, 2004, 2003, and 2002, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by (used in) operating activities during the years ended December 31, 2004, 2003 and 2002 totaled $404,894, ($179,098) and ($280,699), respectively. The increase in net cash provided by operations in 2004 as compared to both 2003 and 2002 is primarily a result of the reductions in operating expenses, salaries and wages, and administrative fees during the applicable years, as noted above.

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

As of December 31, 2004, the Company had consolidated cash reserves and liquid investments of approximately $14,200,958, as compared with $12,890,488 at the end of 2003 and $11,577,392 at the end of 2002. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $12,812,107, $10,541,139, and $8,394,494, respectively. However, due to insurance regulatory restrictions, as noted above, these amounts cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis. As of these dates, cash reserves and liquid investments at the parent company level were approximately $1,388,851, $2,349,349 and $3,182,898 respectively.

Management believes that these funds provide sufficient liquidity to fund the basic operating needs at both the parent company and the FLAC levels for the foreseeable future. However, if extraordinary legal or other expenses (such as those incurred in 2003 and 2004 with respect to the proxy contest, Meyer litigation, and special committee activities described above) are unexpectedly incurred at the parent company level or if operating losses continue unabated at 2002 through 2004 levels, then the sufficiency of the parent company's operating cash position could be jeopardized. In addition, although there can be no assurance that extraordinary corporate activities will not continue, management believes that steps recently taken by the Company reduce the likelihood that it will continue to incur extraordinary expenses such as those incurred in 2003 and 2004. See Item 12 Certain Relationships and Related Party Transactions.

In 2004, management adopted a five-year business development plan intended to expand the Company's product lines and marketing efforts. However, the Company's efforts to implement its new business plan and grow its business and policy base through the implementation of the new product lines and marketing efforts would be significantly enhanced if additional capital could be infused into FLAC's insurance operations. Further, the parent company's capital position would be strengthened against the risks noted in the preceding paragraph if more capital were available at the parent company level. Therefore, management of the Company intends to explore opportunities to provide this additional capital through the sale of new equity securities or debt securities or through borrowed funds, although there is no assurance that these efforts will be successful.

The Company's former President and Chief Executive Officer has made a demand on the Company for the payment of $250,000 in severance benefits under his employment agreement. The Company denies any such obligation. See Item 3 Legal Proceedings for other claims made by the Former President and CEO. If these claims are found to be meritorious, the Company's liquidity could be adversely affected.

Item 7. Financial Statements

The consolidated financial statements and related notes are included in this report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 15, 2004, the Company discharged Kerber, Eck & Braeckel LLP ("KE&B") as its independent accountants. The Company's Audit Committee participated in and approved the decision to change independent accountants.

The reports of KE&B on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through April 15, 2004, there were no disagreements with KE&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KE&B would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years and through April 15, 2004, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

The Company requested that KE&B furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated April 19, 2004, was filed as Exhibit 99.1 to the Company's Form 8-K filed April 21, 2004.

The Company engaged BKD, LLP ("BKD") as its new independent accountants as of April 15, 2004. During the two most recent fiscal years and through April 15, 2004, the Company did not consult with BKD regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and either written or oral advice was provided that BKD concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

Item 8a. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to Company management to allow timely decisions regarding disclosure. The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation of those controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in the Company's periodic filings.

The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

The current Executive Officers and Directors of the Company are as follows:

Name                   Age   Position
----                   ---   --------
Harland E. Priddle      74   Chairman of the Board, Secretary and Director
John F. Van Engelen     52   President, CEO and Director
Patrick A. Tilghman     31   Treasurer and CFO
Thomas C. Kimery        36   Vice President
Paul E. Burke Jr.       71   Director
Edward C. Carter        62   Director
Thomas M. Fogt          59   Director
Kenneth L. Frahm        58   Director
Stephen J. Irsik Jr.    58   Director
John G. Montgomery      65   Director
Gary E. Yager           50   Director

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

John F. Van Engelen: Mr. Van Engelen was named President and CEO of the Company on February 16, 2004. Mr. Van Engelen previously was the President of Western United Life. Mr. Van Engelen joined Western United Life in 1984 as its underwriting manager, and shortly thereafter he was appointed Vice President--Underwriting. From 1987 to 1994, he was Vice President--Sales and a Regional Sales Manager. During 1994, he was appointed President of Western United Life. Prior to joining Western United Life, Mr. Van Engelen had worked in the insurance industry and in corporate and public accounting. He holds the following certifications: CPA, CFP, CLU, ChFC, and FLMI. He is also a member of the American Institute of Certified Public Accountants, Society of Financial Service Professionals, and a board member of the New Mexico Life and Health Guaranty Fund. Mr. Van Engelen holds a Bachelor of Business Administration in Accounting from Boise State University.

Patrick A. Tilghman: Mr. Tilghman joined the Company in July, 2001 as Controller. He was appointed as Treasurer and Chief Financial Officer effective July 6, 2004. He is responsible for the oversight of the accounting function with specific emphasis being placed in the areas of financial reporting, internal financial analysis, forecasting and cash management. Prior to joining the Company, Mr. Tilghman worked for PricewaterhouseCoopers LLP in their audit division servicing clients primarily in the insurance, health care and entertainment industries. Mr. Tilghman received his Bachelor of Business Administration and Accounting with Honors from the University of Kansas. He holds the designation of CPA and is a member of the American Institute of Certified Public Accountants.

Thomas C. Kimery: Mr. Kimery joined the Company in June, 2000, in his present role and was appointed as a corporate officer effective July 6, 2004. He is responsible for new business and underwriting, policyowner service, claims, product creation and extensive administration duties. Prior to joining the Company, Mr. Kimery worked for Transamerica Life Companies in Kansas City, Missouri from 1994 to 2000, with roles in underwriting and claims. Mr. Kimery has an undergraduate degree in History from the University of Kansas and a M.B.A. from Baker University. He also holds the FLMI, ACS and ARA designations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of change in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all forms under Section 16(a). To the Company's knowledge, all filings were made on a timely basis during 2004.

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

Item 10. Executive Compensation

The following table sets forth amounts earned over the past three fiscal years by all persons who served as the Chief Executive Officer of the Company at any time during fiscal 2004 and by each person employed by the Company as of the end of fiscal 2004 whose total salary and bonus paid during that year exceeded $100,000.

                              Annual Compensation

                                                                                Other Annual        All Other
Name and Principal Position                 Year   Salary ($)   Bonus ($)   Compensation ($)(1)   Compensation
---------------------------                 ----   ----------   ---------   -------------------   ------------
John F. Van Engelen President and CEO (2)   2004     118,641      28,000           4,000            2,886 (4)
                                            2003          --          --              --               --
                                            2002          --          --              --               --

Vincent L. Rocereto                         2004      71,277         962              --               --
Former Executive Vice President and
   Former President / CEO (3)               2003      73,038       1,731              --               --
                                            2002          --          --              --               --

(1) Other Annual Compensation consists of automobile allowances. The aggregate cost to the Company of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus received by the applicable executive officers.

(2)  Mr. Van Engelen became President and CEO of the Company on February 16,
     2004.

(3) Mr. Rocereto became President and CEO of the Company on February 28, 2003. Mr. Rocereto resigned as President and CEO on February 16, 2004. Mr. Rocereto subsequently served as Vice President of Marketing until February 1, 2005, as of which date he became a consultant to the Company serving on an at-will basis.

(4) All Other Compensation for Mr. Van Engelen includes nonqualified moving expenses paid by the Company for the benefit of Mr. Van Engelen in conjunction with his relocation from Spokane, WA to Topeka, KS.

Compensation of Directors

Each non-employee director is paid $750 per regular meeting attended for the Company and its subsidiaries, $75 per telephonic meeting and $250 per committee meeting.

Executive Employment Agreements

On February 16, 2004, the Company entered into an Employment Agreement with Mr. John F. Van Engelen to serve as President and Chief Executive Officer of the Company and its subsidiaries. The agreement was for an initial term of one year. Subsequent to the expiration of the initial term, the agreement became an at-will employment agreement. The agreement calls for a gross annual base salary of $140,000. In addition, a performance bonus of not less than 20% of the gross annual base salary will be paid no later than January 31 of the next year of employment under the agreement if Mr. Van Engelen's performance is determined to be satisfactory by the Company's Board of Directors. The performance bonus will be paid either in cash or shares of the Company's common stock (with the number of shares determined on the basis of the book value of the stock on the last day of the calendar year). In 2005, the Board of Directors of the Company approved a bonus of $28,000 payable with respect to the 2004 fiscal year. The agreement also included an option to purchase 10,000 shares of the Company's common stock at the current book value for a period of one year from the effective date of the agreement. Mr. Van Engelen purchased 1,000 shares pursuant to the option, the remainder of which has expired. In the event that there is a change in control of the Company, whether during the initial term or during at-will employment, Mr. Van Engelen may terminate his employment with the Company within a period of 60 days after the change in control becomes effective. In such event, Mr. Van Engelen will receive a lump sum cash payment in the amount of $280,000 within 30 days of his last day of employment. In addition, if Mr. Van Engelen elects, pursuant to applicable federal or state law, continuation coverage under the Company's health, major medical or dental plans, the Company will pay for the same portion or percentage of such coverage as it was paying prior to his termination of employment, for the first 12 months of such period of continuation coverage or such lesser period of time as he remains eligible for and continues to purchase such continuation coverage.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 11, 2005, regarding ownership of Common Stock of the Company by (i) the only persons known by the Company to own beneficially more than 5% thereof; (ii) the executive officers and directors individually; and (iii) all officers and directors as a group.

Name and Address of                                      Amount and Nature of
Beneficial Owner                        Class of Stock   Beneficial Ownership   Percent of Class
-------------------                     --------------   --------------------   ----------------
Paul E. Burke, Jr.
2009 Camelback Drive
Lawrence, KS 66047                          Common               50,000                1.18%

Edward C. Carter
4100 Wimbledon Drive
Lawrence, KS 66047                          Common               85,000                2.01%

Thomas M. Fogt
8200 W 101st Terrace
Overland Park, KS 66212                     Common                  200                    *

Kenneth L. Frahm
Box 849
Colby, KS 67701                             Common               40,000                    *

Stephen J. Irsik, Jr.
05405 Six Road
Ingalls, KS 67853                           Common               69,000                1.63%

Thomas C. Kimery
5009 Brownridge
Shawnee, KS 66218                           Common                   --                    *

Rickie D. Meyer
3513 SW Alameda Drive
Topeka, KS 66614                            Common              256,000                6.04%

John G. Montgomery
Box 129
Junction City, KS 66441                     Common               45,000                1.06%

Harland E. Priddle
8214 South Haven Rd.
Burrton, KS 67020                           Common               40,000                    *

Patrick A. Tilghman
3208 SW 19th Street
Topeka, KS 66604                            Common                   --                    *

John F. Van Engelen
4624 NW Kendall Drive
Topeka, KS 66618                            Common                1,000                    *

Gary E. Yager
3521 SW Lincolnshire
Topeka, KS 66614                            Common               40,000                    *

All Directors and Officers as a Group
(11 persons)                                                    370,200                8.74%

*    Indicates less than 1% ownership.

Item 12. Certain Relationships and Related Transactions

In 2003, the Company borrowed $1,875,578 from Western National Bank of Lenexa, Kansas, to refinance the mortgage on the commercial property and office building that it owns in Topeka, Kansas. The loan that was refinanced was used for the acquisition of the real estate and the development of the building. Gary Yager, a Director of the Company, is the Vice Chairman of Western National Bank. As of December 31, 2004, the remaining principal balance on the note was $1,791,607. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest due on April 22, 2013. Interest will be accrued at 6% per annum until April 22, 2008, at which time the interest rate may change to the Wall Street Journal Prime Rate of Interest at such time, subject to a floor of 6% per annum and a ceiling of 9.5% per annum. The note is secured by a first priority security interest in the Company's commercial real estate and office building. Management believes that the terms obtained from Western National Bank were no less favorable to the Company than those available from an independent lender.

On March 2, 2005, the Company entered into a Stock Repurchase Agreement with Brooke Corporation, whereby the Company repurchased 450,500 shares of the Company's common stock from Brooke Corporation. The privately-negotiated transaction returns approximately 9.7% of the Company's total stock to the corporate treasury, making it available for use for future planned capitalization. The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke Corporation, financing the remainder at a fixed interest rate of 8% over a ten year period. The agreement also grants Brooke warrants to purchase up to 150,000 shares of the Company's common stock at prices ranging from $1.71 per share to $5.00 per share. The warrants are exercisable in 2012 or immediately prior to any earlier change of control involving FACC, are subject to certain covenants and conditions, and expire no later than 2015.

Pursuant to the Stock Repurchase Agreement, Brooke Corporation agreed that neither it nor its affiliates would take certain actions with respect to the Company or its stock for a period of five years, including acquiring beneficial ownership of the common stock, soliciting proxies or participating in any proxy contest or other effort to take control of the Company or its affiliates.

The Company has granted a second priority security interest in its commercial real property and office building to secure the loan from Brooke Credit Corp.

Mr. Van Engelen entered into an employment agreement with the Company effective February 16, 2004 to serve as President and CEO of the Company. See Item 10 Executive Compensation above.

Item 13. Exhibits and Reports on Form 8-K

The following documents are filed as part of this Form 10-KSB:

(a) Financial Statements are attached hereto and included herein on pages F-1 through F-24.

(b)  Index to Exhibits

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

   10.3       Operating Agreement of First Computer Services, LLC dated December
              1, 2001, as amended (Incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-QSB filed November 15, 2004)

   10.4       Automatic Umbrella and Bulk ADB Reinsurance Agreements effective
              September 1, 1998 between First Life America Corporation and
              Business Men's Assurance Company of America (Incorporated by reference from Exhibit 6.8 to the Registrant's Form 10-SB filed
              August 13, 1999)

   10.5       Employment Agreement effective February 16, 2004 between First
              American Capital Corporation and John F. Van Engelen, as amended
              (Incorporated by reference from Exhibit 10.5 to the Registrant's
              Form 10-QSB filed November 15, 2004)

   10.6       Intercompany Tax Sharing Agreement dated December 31, 2003 between
              First American Capital Corporation and First Life America
              Corporation (Incorporated by reference form Exhibit 10.6 to the Registrant's Form 10-KSB filed March 29, 2004)

   10.7       Stock Repurchase Agreement between First American Capital
              Corporation and Brooke Corporation dated March 2, 2005 (*)

   10.8 Warrant for 50,000 shares of First American Capital Corporation common stock for $1.71 per share issued to Brooke Corporation effective March 2, 2005 (*)

   10.9 Warrant for 50,000 shares of First American Capital Corporation common stock for $3.35 per share issued to Brooke Corporation effective March 2, 2005 (*)

   10.10 Warrant for 50,000 shares of First American Capital Corporation common stock for $5.00 per share issued to Brooke Corporation effective March 2, 2005 (*)

Exhibit No.                               Description
-----------                               -----------
   14.1       First American Capital Corporation Code of Ethics for Executive
              Management and Board of Directors (Incorporated by reference form
              Exhibit 14.1 to the Registrant's Form 10-KSB filed March 29, 2004)

   21 Subsidiaries of First American Capital Corporation (Incorporated by reference from Exhibit 21 to the Registrant's Form 10-QSB filed
              November 15, 2004)

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

   32.1       Certificate of Chief Executive Officer pursuant to Section 18
              U.S.C. Section 1350 (*)

   32.2       Certificate of Chief Financial Officer pursuant to Section 18
              U.S.C. Section 1350 (*)

(*)  Filed herewith

(c)  Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the fourth quarter of 2004.

Item 14. Principal Accountant Fees and Services

All audit related services were pre-approved by the Audit Committee, which concluded that the provision of such services by BKD LLP was compatible with the maintenance of this firm's independence in the conduct of its auditing functions.

The following table represents fees for professional audit services rendered by BKD LLP for the audit of the Company's annual financial statements and for the review of the financial statements included in our quarterly reports.

                 Years Ended December 31,
                 ------------------------
                        2004    2003
                      -------   ----
Audit fees (1)        $75,500    $--
                      -------    ---
                      $75,500    $--
                      =======    ===

(1) Audit fees - Consists of fees billed and anticipated fees for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by BKD LLP in connection with statutory and regulatory filings or engagements.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN CAPITAL CORPORATION


By /s/ John F. Van Engelen                       Date 3/30/05
   -------------------------------------------        --------------------------
   John F. Van Engelen,
   President & Chief Executive Officer
   Director

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ John F. Van Engelen                       Date 3/30/05
   -------------------------------------------        --------------------------
   John F. Van Engelen,
   President & Chief Executive Officer
   Director


By /s/ Harland E. Priddle                        Date 3/30/05
   -------------------------------------------        --------------------------
   Harland E. Priddle,
   Chairman & Secretary
   Director


By /s/ Patrick A. Tilghman                       Date 3/30/05
   -------------------------------------------        --------------------------
   Patrick A. Tilghman,
   Treasurer & Chief Financial Officer


By /s/ Thomas M. Fogt                            Date 3/30/05
   -------------------------------------------        --------------------------
   Thomas M. Fogt, Director


By /s/ John G. Montgomery                        Date 3/30/05
   -------------------------------------------        --------------------------
   John G. Montgomery, Director


By /s/ Gary E. Yager                             Date 3/30/05
   -------------------------------------------        --------------------------
   Gary E. Yager, Director


By /s/ Kenneth L. Frahm                          Date 3/30/05
   -------------------------------------------        --------------------------
   Kenneth L. Frahm, Director


By /s/ Edward C. Carter                          Date 3/30/05
   -------------------------------------------        --------------------------
   Edward C. Carter, Director

                       FIRST AMERICAN CAPITAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Consolidated Financial Statements                                        Numbers
---------------------------------                                        -------
Report of Independent Registered Public Accounting Firm
   for the year ended December 31, 2004...............................     F-2

Independent Auditor's Report for the years ended
   December 31, 2003 and 2002.........................................     F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003..........     F-4

Consolidated Statements of Operations for the years ended
   December 31, 2004, 2003 and 2002...................................     F-6

Consolidated Statements of Comprehensive Income for the years
   ended December 31, 2004, 2003 and 2002.............................     F-7

Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2004, 2003, and 2002......................     F-8

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003, and 2002..................................     F-9

Notes to Consolidated Financial Statements............................     F-11

             Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First American Capital Corporation


We have audited the accompanying consolidated balance sheet of First American Capital Corporation (a Kansas corporation) as of December 31,
2004 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our respon-sibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Capital Corporation as of December 31, 2004 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

	                                     /s/ BKD, LLP
Kansas City, Missouri
March 11, 2005

                          Independent Auditors' Report

Board of Directors and Shareholders
First American Capital Corporation

     We have audited the accompanying consolidated balance sheets of First American Capital Corporation (a Kansas corporation) and subsidiary as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Capital Corporation and subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 18, 2004

                       FIRST AMERICAN CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                    2004          2003
                                                                -----------   -----------
ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost, $13,206,486
         in 2004 and $11,432,605 in 2003)                       $13,479,388   $12,032,106
      Equity securities (cost of $235,400 in 2004
         and $41,800 in 2003)                                       236,342        41,800
   Investments in real estate                                       274,564       274,564
   Policy loans                                                      86,946        60,451
   Notes receivable (net of valuation allowance
      of $0 in 2004 and 2003)                                            --        13,741
   Short-term investments                                                --       460,593
   Mortgage loans on real estate                                    349,542            --
   Other investments                                                206,306            --
                                                                -----------   -----------
Total investments                                                14,633,088    12,883,255

Cash and cash equivalents                                           527,028       397,789
Investments in related parties                                           --        65,200
Accrued investment income                                           214,140       181,069
Accounts receivable                                                 258,194       296,366
Deferred policy acquisition costs (net of accumulated
   amortization of $3,081,632 in 2004 and $2,312,021 in 2003)     4,516,994     4,010,959
Property and equipment (net of accumulated depreciation
   of $668,821 in 2004 and $383,199 in 2003)                      2,775,187     2,836,814
Other assets                                                         30,365         7,648
                                                                -----------   -----------
Total assets                                                    $22,954,996   $20,679,100
                                                                ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                           DECEMBER 31, 2004 AND 2003

                                                                                   2004          2003
                                                                               -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
   Future annuity benefits                                                     $ 6,806,430   $ 4,899,770
   Future policy benefits                                                        4,149,304     3,128,491
   Liability for policy claims                                                     112,906       108,018
   Policyholder premium deposits                                                   186,971       217,976
   Deposits on pending policy applications                                           9,668        32,491
   Reinsurance premiums payable                                                     23,120        31,713
                                                                               -----------   -----------
Total policy and contract liabilities                                           11,288,399     8,418,459
Commissions, salaries, wages and benefits payable                                  103,944        53,015
Other liabilities                                                                  200,870       174,277
Note payable                                                                     1,791,607     1,843,007
Deferred federal income taxes payable                                              603,489       760,881
                                                                               -----------   -----------
Total liabilities                                                               13,988,309    11,249,639

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares issued and 4,688,078 shares outstanding in 2004; and 5,449,578 issued and
   4,687,078 shares outstanding in 2003                                            544,958       544,958
Additional paid in capital                                                      12,380,716    12,380,523
Accumulated deficit                                                             (2,795,775)   (2,562,839)
Accumulated other comprehensive income                                             220,454       452,302
Less: Treasury stock held at cost (761,500 shares in 2004
   and 762,500 in 2003)                                                         (1,383,666)   (1,385,483)
                                                                               -----------   -----------
Total shareholders' equity                                                       8,966,687     9,429,461
                                                                               -----------   -----------
Total liabilities and shareholders' equity                                     $22,954,996   $20,679,100
                                                                               ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                2004          2003          2002
                                            -----------   -----------   -----------
Revenues:
   Gross premium income                     $ 3,640,557   $ 3,657,862   $ 3,441,407
   Reinsurance premiums assumed                  10,816         5,943         1,077
   Reinsurance premiums ceded                  (117,761)     (126,531)     (111,624)
                                            -----------   -----------   -----------
      Net premium income                      3,533,612     3,537,274     3,330,860
   Net investment income                        517,486       558,418       589,430
   Net realized investment gain                 463,787         4,820        22,848
   Rental income                                182,553       213,457       214,676
   Other income                                      38            --         1,334
                                            -----------   -----------   -----------
      Total revenue                           4,697,476     4,313,969     4,159,148

Benefits and expenses:
   Increase in policy reserves                1,020,812       819,632       786,064
   Policyholder surrender values                135,518       127,142        67,162
   Interest credited on annuities and
      premium deposits                          344,918       304,283       171,866
   Death claims                                 288,741       251,389        85,767
   Commissions                                1,059,798     1,235,074     1,336,805
   Policy acquisition costs deferred         (1,275,646)   (1,453,440)   (1,680,977)
   Amortization of deferred policy
      acquisition costs                         769,611       629,068       423,210
   Salaries, wages, and employee benefits     1,119,185     1,150,230     1,352,175
   Miscellaneous taxes                          171,886       131,922        78,778
   Administrative fees - related party               --            --       288,936
   Other operating costs and expenses         1,359,969     1,845,155     1,394,120
                                            -----------   -----------   -----------
      Total benefits and expenses             4,994,792     5,040,455     4,303,906
                                            -----------   -----------   -----------
Loss before income tax expense                 (297,316)     (726,486)     (144,758)
                                            -----------   -----------   -----------
Income tax expense (benefit)                    (64,380)     (240,486)      402,468
                                            -----------   -----------   -----------
Net loss                                    $  (232,936)  $  (486,000)  $  (547,226)
                                            ===========   ===========   ===========
Net loss per common
   share - basic and diluted                $     (0.05)  $     (0.10)  $     (0.11)
                                            ===========   ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                2004        2003        2002
                                                             ---------   ---------   ---------
Net loss                                                     $(232,936)  $(486,000)  $(547,226)
Unrealized gain (loss) on available-for-sale securities:
   Unrealized holding gain (loss) during the period            138,928     (60,789)    392,883
   Less: Reclassification for gains included in net income     463,787       4,820      22,848
   Tax benefit (expense)                                        93,011      86,113    (129,514)
                                                             ---------   ---------   ---------

Other comprehensive income (loss)                             (231,848)     20,504     240,521
                                                             ---------   ---------   ---------

Comprehensive loss                                           $(464,784)  $(465,496)  $(306,705)
                                                             =========   =========   =========

Comprehensive loss per common share-basic and diluted        $   (0.10)  $   (0.10)  $   (0.06)
                                                             =========   =========   =========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                 2004          2003          2002
                                                             -----------   -----------   -----------
COMMON STOCK:
   Balance, beginning of year                                $   544,958   $   544,958   $   543,899
      Common shares issued                                            --            --         1,059
                                                             -----------   -----------   -----------
   Balance, end of year                                          544,958       544,958       544,958

ADDITIONAL PAID IN CAPITAL:
   Balance, beginning of year                                 12,380,523    12,380,523    12,328,617
      Additional paid in capital on sale of treasury stock           193            --            --
      Common shares issued                                            --            --        51,906
                                                             -----------   -----------   -----------
   Balance, end of year                                       12,380,716    12,380,523    12,380,523

ACCUMULATED DEFICIT:
   Balance, beginning of year                                 (2,562,839)   (2,076,839)   (1,529,613)
      Net loss                                                  (232,936)     (486,000)     (547,226)
                                                             -----------   -----------   -----------
   Balance, end of year                                       (2,795,775)   (2,562,839)   (2,076,839)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
   Balance, beginning of year                                    452,302       431,798       191,277
      Other comprehensive income                                (231,848)       20,504       240,521
                                                             -----------   -----------   -----------
   Balance, end of year                                          220,454       452,302       431,798

TREASURY STOCK:
   Balance, beginning of year                                 (1,385,483)   (1,385,483)     (244,258)
      Sale of 1,000 shares at cost of $1.82 per share              1,817            --            --
      Purchase of 597,500 common shares at $1.91 per share            --            --    (1,141,225)
                                                             -----------   -----------   -----------
   Balance, end of year                                       (1,383,666)   (1,385,483)   (1,385,483)
                                                             -----------   -----------   -----------
Total shareholders' equity                                   $ 8,966,687   $ 9,429,461   $ 9,894,957
                                                             ===========   ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                        2004          2003          2002
                                                                    -----------   -----------   -----------
OPERATING ACTIVITIES:
Net loss                                                            $  (232,936)  $  (486,000)  $  (547,226)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Interest credited on annuities and premium deposits                  344,918       304,283        77,189
   Net realized investment gain                                        (463,787)       (4,820)      (22,848)
   Provision for depreciation                                           132,902       124,093       134,999
   Equity loss in investment in affiliate                                28,516        46,049        28,832
   Amortization of premium and accretion of discount on
      fixed maturity and short-term investments                         138,001        87,980        53,849
   Interest creditied in certificates of deposit balances                    --            --        (7,018)
   Realized net loss on disposal of assets                                   --         2,179            --
   (Benefit) provision for deferred federal income taxes                (64,380)     (219,401)      403,089
   (Increase) decrease in accrued investment income                     (33,071)       (3,471)        4,121
   Decrease (increase) in accounts receivable                            38,172        26,055      (217,974)
   Decrease in accounts receivable from affiliate                            --            --       124,881
   Acquisition costs capitalized                                     (1,275,646)   (1,453,440)   (1,680,977)
   Amortization of deferred acquisition costs                           769,611       629,068       423,210
   (Increase) decrease in policy loans                                  (26,495)        4,560       (31,833)
   (Increase) decrease in other assets                                  (22,717)       23,496        (5,072)
   Increase in future policy benefits                                 1,020,812       819,632       786,065
   Increase in liability for policy claims                                4,888        29,347        78,671
   (Decrease) increase in deposits on pending policy applications       (22,823)     (164,522)       24,397
   (Decrease) increase in reinsurance premiums payable                   (8,593)       (8,173)        7,744
   Increase (decrease) in commissions, salaries, wages and
      benefits payable                                                   50,929        (2,215)       87,131
   Decrease in accounts payable to affiliate                                 --            --       (18,022)
   Increase in other liabilities                                         26,593        66,202        16,093
                                                                    -----------   -----------   -----------
Net cash provided by (used in) operating activities                 $   404,894   $  (179,098)  $  (280,699)

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                          2004           2003          2002
                                                      ------------   -----------   -----------
INVESTING ACTIVITIES:
   Purchase of available-for-sale fixed maturities    $(10,022,949)  $(2,816,821)  $(5,152,880)
   Sale of available-for-sale fixed maturities           6,732,704            --     1,478,352
   Maturity of available-for-sale fixed maturities       1,850,000     1,404,000     1,895,000
   Purchase of available-for-sale equity securities       (193,600)           --            --
   Additions to property and equipment                     (71,275)      (12,440)      (26,698)
   Dispositions of property and equipment                       --         1,400            --
   Purchase of other investments                          (202,760)           --            --
   Purchase of mortgage loans                             (350,000)           --            --
   Payments received on mortgage loans                         458            --            --
   Purchase of investments in affiliate                    (11,500)      (21,500)       (9,805)
   Dispositions of investments in affiliates                48,184            --            --
   Additions to notes receivable                                --            --       (31,000)
   Payments on notes receivable                             13,741        14,463         2,796
   Purchase of short-term investments                   (3,925,512)     (466,312)     (697,403)
   Maturity of short-term investments                    4,375,507       415,000     2,537,643
                                                      ------------   -----------   -----------
Net cash used in investing activities                   (1,757,002)   (1,482,210)       (3,995)

FINANCING ACTIVITIES:
   Payments on note payable                                (51,400)      (45,837)      (78,484)
   Deposits on annuity contracts                         1,839,573     1,840,681     1,477,447
   Surrenders on annuity contracts                        (269,794)     (120,606)      (78,540)
   Policyholder premium deposits                            22,472        46,858       109,519
   Withdrawals on policyholder premium deposits            (61,514)      (62,061)      (67,324)
   Purchase of treasury stock                                   --            --    (1,141,225)
   Proceeds from sale of treasury stock                      2,010            --            --
                                                      ------------   -----------   -----------
Net cash provided by financing activities                1,481,347     1,659,035       221,393
                                                      ------------   -----------   -----------

Increase (decrease) in cash and cash equivalents           129,239        (2,273)      (63,301)

Cash and cash equivalents, beginning of period             397,789       400,062       463,363
                                                      ------------   -----------   -----------

Cash and cash equivalents, end of period              $    527,028   $   397,789   $   400,062
                                                      ============   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
   Interest paid                                      $    111,004   $   123,449   $   143,227
                                                      ============   ===========   ===========
   Income taxes paid                                  $         --   $        --   $    10,500
                                                      ============   ===========   ===========

SCHEDULE OF NON-CASH INVESTING TRANSACTIONS:
   Common stock issued to Advisory Board Members      $         --   $        --   $    52,965
                                                      ============   ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

First American Capital Corporation (the "Company") is a holding company whose subsidiary, First Life America Corporation ("FLAC") is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states. Approximately 64% of the Company's total policyholders are located in the State of Kansas.

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

Investments

The Company classifies all of its fixed maturity and equity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Equity securities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Mortgage loans on real estate are carried at cost less principal payments. Other receivable investments are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield method on an individual basis over the remaining contractual term of the receivable. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost, which approximates fair value. Notes receivable are reported at unpaid principal balance, net of allowance for uncollectible amounts. Short-term investments consist of investments with original maturities of three months to one year and are carried at cost, which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income. Investments in related parties are reported using the equity method (see Note 5).

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

     Building and capitalized interest   39 years
     Land improvements                   15 years
     Furniture, fixtures and equipment   3 to 7 years

Future Annuity Benefits

Annuity contract liabilities are computed using the retrospective deposit method and consist of policy account balances before deduction of surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense. The range of interest crediting rates for annuity products was 4.75 to 6.00 percent in 2004 and 4.75 to 7.88 percent in 2003.

Future Policy Benefits

Traditional life insurance policy benefit liabilities are computed on a net level premium method using assumptions with respect to current yield, mortality, withdrawal rates, and other assumptions deemed appropriate by the Company. Reserve interest assumptions, including the impact of grading for possible adverse deviations, ranged from 5.00 to 7.25 percent.

Liability for Policy Claims

Policy claim liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The liabilities are subject to the impact of actual payments and future changes in claim factors.

Policyholder Premium Deposits

Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest is credited on these deposits at the rate of 4% in 2004 and 6% in 2003. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premiums

For limited payment and other traditional life insurance policies, premium income is reported as earned when due. Profits are recognized over the life of these contracts by associating benefits and expenses with insurance in force for limited payment policies and with earned premiums for other traditional life policies. This association is accomplished by a provision for liability for future policy benefits and the amortization of policy acquisition costs.

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

Net Earnings (Loss) Per Common Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each year. The weighted average outstanding common shares were 4,687,086, 4,687,078, and 5,120,804 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached further consensus on Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The guidance in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue in EITF Abstracts has been delayed by FASB Staff Position (FSP) EITF Issue 03-1-1, "The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,'" posted on September 30, 2004. At the November 2004 meeting, the FASB staff indicated that the Board is expected to undertake a comprehensive reconsideration of the guidance in EITF 03-1 and that the measurement and recognition guidance in paragraphs 10-20 of that Issue continue to be deferred by FSP EITF Issue 03-1-1. However, other provisions of EITF 03-1, including its disclosure requirements, have not been deferred. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements of Financial Accounting Standards 115 and 124. For all other investments within the scope of this Issue, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004.

All other Standards and Interpretations of those Standards issued during 2004 did not relate to accounting policies and procedures pertinent to the Company at this time.

3. INVESTMENTS

The amortized cost and fair value of investments at December 31, 2004 and 2003 are summarized as follows:

                                          Gross        Gross
                          Amortized    Unrealized   Unrealized       Fair
                             Cost         Gains       Losses        Value
                         -----------   ----------   ----------   -----------
December 31, 2004:
U.S. Government Agency   $ 1,848,071    $ 47,607      $ 1,930    $ 1,893,748
Corporate bonds
                          11,358,415     308,061       80,836     11,585,640
                         -----------    --------      -------    -----------
Total                    $13,206,486    $355,668      $82,766    $13,479,388
                         ===========    ========      =======    ===========
Equity securities        $   235,400    $  5,992      $ 5,050    $   236,342
                         ===========    ========      =======    ===========

December 31, 2003:
U.S. Government Agency   $ 3,428,817    $115,827      $ 4,882    $ 3,539,762
Corporate bonds
                           8,003,788     495,637        7,081      8,492,344
                         -----------    --------      -------    -----------
Total                    $11,432,605    $611,464      $11,963    $12,032,106
                         ===========    ========      =======    ===========
Equity securities        $    41,800    $     --      $    --    $    41,800
                         ===========    ========      =======    ===========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS (CONTINUED)

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                         Amortized Cost    Fair Value
                                         --------------   -----------
Due in one year or less                    $   912,314    $   907,825
Due after one year through five years        3,020,183      3,100,048
Due after five years through ten years       2,981,665      3,024,587
Due after ten years                          6,292,324      6,446,929
                                           -----------    -----------
                                           $13,206,486    $13,479,388
                                           ===========    ===========

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities, which have been pledged to various state insurance departments. The fair values of these securities were $2,285,263 and $2,172,541 at December 31, 2004 and 2003, respectively.

During 2004, the Company had gross realized investment gains of $464,363. Investment gains were $4,820 and $39,454 during 2003 and 2002, respectively. During 2004, the Company had gross realized investment losses of $576. Gross realized investment losses totaled $0 and $16,606 in 2003 and 2002, respectively.

During 2002, the Company issued a $31,000 note to an employee of the Company. The note was to be payable in 36 equal monthly installments and bear interest at 8% per annum. During 2003, the note was called as a result of the employee failing to pay one of the monthly installments when due. Subsequent to the note being called, demand payments have been recovered from both the employee and the guarantor of the note. The remaining principal balance of the note was $0 and $13,741 at December 31, 2004, and 2003, respectively. No valuation allowance was assessed against the note at December 31, 2004 and 2003.

During 2004, the Company commenced purchasing investments in lottery prize cash flows. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. At December 31, 2004 and 2003 the carrying value of other receivables was $206,306 and $0, respectively.

Interest income consists of dividends and interest earned on notes receivable, policy loans, available-for-sale securities, mortgage loans, other investments and short-term investments, which include certificates of deposit.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVESTMENTS (CONTINUED)

Following are the components of net investment income for the years ended December 31, 2004, 2003 and 2002:

                                                  Years ended December 31,
                                               ------------------------------
                                                 2004       2003       2002
                                               --------   --------   --------
Fixed maturities                               $509,933   $549,369   $545,051
Equity securities                                    70         --         --
Notes receivables                                   238      1,697      2,051
Mortgage loans on real estate                     2,275         --         --
Equity loss on investment in related parties    (28,516)   (46,049)   (28,832)
Short-term and other investments                 43,798     57,019     73,550
                                               --------   --------   --------
Gross investment income                         527,798    562,036    591,820
Investment expenses                             (10,312)    (3,618)    (2,390)
                                               --------   --------   --------
Net investment income                          $517,486   $558,418   $589,430
                                               ========   ========   ========

The Company has a policy in place to identify securities that could potentially have an impairment that is other than temporary. This policy involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, downgrades by rating agencies, financial statements and other similar factors.

The following table provides information regarding unrealized losses on investments available for sale, as of December 31, 2004.

                           Less than 12 months      12 months or longer             Total
                         -----------------------   ---------------------   -----------------------
                            Fair      Unrealized     Fair     Unrealized      Fair      Unrealized
                            Value       Losses       Value      Losses        Value       Losses
                         ----------   ----------   --------   ----------   ----------   ----------
December 31, 2004:
U.S. Government Agency   $  401,058     $   702    $447,332     $1,228     $  848,390     $ 1,930
Corporate bonds           3,656,639      74,449     522,168      6,387      4,178,807      80,836
                         ----------     -------    --------     ------     ----------     -------
Total                    $4,057,697     $75,151    $969,500     $7,615     $5,027,197     $82,766
                         ==========     =======    ========     ======     ==========     =======
Equity securities        $  144,600     $ 5,050    $     --     $   --     $  144,600     $ 5,050
                         ==========     =======    ========     ======     ==========     =======

4.   CONCENTRATIONS OF CREDIT RISK

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Credit risk is further minimized by investing in certificates of deposit. Certain certificates of deposit and cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation ("FDIC"). However, both certificates of deposit balances and cash balances exceeding this maximum are protected through additional insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENTS IN RELATED PARTIES

Effective August 26, 2004, the Company purchased the remaining 50% joint venture interest in First Computer Services, LLC ("FCS") from First Alliance Corporation ("FAC") of Lexington, Kentucky. FCS owned the accounting hardware and software that operates the Company's policy administration, underwriting, claim processing, and accounting system. The aggregate purchase price for the remaining interest was $80,547, consisting of a single cash payment to FAC of $57,547 and the assumption of a $23,000 liability of FAC to FCS. The fair value of the remaining interest acquired was $48,184 consisting of 50% interests in computer hardware and software and an operating cash balance. The resulting loss of $32,363, representing the difference between the aggregate purchase price and the fair value of the remaining interest acquired, is included in other operating costs and expenses for the year. Following the purchase of the remaining interest, FCS was dissolved with all assets being transferred to the Company.

Prior to the dissolution of FCS, the Company recorded its 50% investor share of joint venture losses using the equity method of accounting. The Company's share of joint venture losses totaled $28,516, $46,049 and $28,832 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are included in net investment income. As of December 31, 2004 and 2003, the carrying value of the FCS investment was $0 and $65,200, respectively.

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

                                                      2004         2003
                                                   ----------   ----------
Land and improvements                              $  357,675   $  357,675
Building and capitalized interest                   2,605,330    2,605,330
Furniture, fixtures and equipment                     481,003      257,008
                                                   ----------   ----------
Total property and equipment                        3,444,008    3,220,013

Less - accumulated depreciation and amortization     (668,821)    (383,199)
                                                   ----------   ----------
Net property and equipment                         $2,775,187   $2,836,814
                                                   ==========   ==========

7.   LEASES

The Company owns a 20,000 square foot office building and occupies approximately 7,500 square feet. The Company has leased 10,000 square feet under a 10 year inclusive non cancelable lease that commenced on July 1, 2001 and will end on June 30, 2011. The lessee may terminate this lease after 5 years, on or after June 30, 2006 upon 90 days notification in writing to the lessor. The Company has leased approximately 2,500 square feet on a month to month basis. This lease was cancelled in December 2003. The remaining 2,500 square feet is available for lease. The future minimum lease payments to be received under non cancelable lease agreements at December 31, 2004 are approximately as follows:

 Year Ending
December 31,    Amount
------------   --------
    2005        183,116
    2006         91,558
               --------
    Total      $274,674
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

The Company has elected to file a consolidated federal income tax return with FLAC for the years ended December 31, 2004 and 2003. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence. Federal income tax expense for the years ended December 31, 2004, 2003, and 2002 consisted of the following:

                                           Years ended December 31,
                                       -------------------------------
                                         2004        2003       2002
                                       --------   ---------   --------
Current                                $     --   $ (21,089)  $     --
Deferred                                (64,380)   (219,397)   402,468
                                       --------   ---------   --------
Federal income tax (benefit) expense   $(64,380)  $(240,486)  $402,468
                                       ========   =========   ========

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate for 2004, 2003 and 2002 as follows:

                                                Years ended December 31,
                                            --------------------------------
                                               2004        2003       2002
                                            ---------   ---------   --------
Federal income tax expense (benefit) at
   statutory rate                           $(101,088)  $(247,005)  $(50,665)
Small life insurance company deduction        (64,975)    (51,616)        --
Increase in valuation allowance               100,202     234,152    480,683
Income tax recoverable from NOL carryback          --     (21,089)        --
Other                                           1,481    (154,928)   (27,550)
                                            ---------   ---------   --------
Federal income tax (benefit) expense        $ (64,380)  $(240,486)  $402,468
                                            =========   =========   ========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FEDERAL INCOME TAXES (CONTINUED)

Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's net deferred tax liability are as follows:

                                              December 31,
                                       -------------------------
                                           2004          2003
                                       -----------   -----------
Deferred tax liability:
   Due premiums                        $    10,659   $    16,153
   Deferred policy acquisition costs       761,870       675,324
   Accrual of discount                       4,253        11,387
   Net unrealized investment gains          53,385       146,395
                                       -----------   -----------
Total deferred tax liability               830,167       849,259
Deferred tax asset:
   Policy reserves                          74,607        82,035
   Reinsurance premiums                      4,624         6,343
   Net operating loss carryforward       1,852,075     1,602,890
   Capital loss carryforward                    --         1,536
                                       -----------   -----------
Total deferred tax asset                 1,931,306     1,692,804

Valuation allowance                     (1,704,628)   (1,604,426)
                                       -----------   -----------
Net deferred tax asset                     226,678        88,378
                                       -----------   -----------
Net deferred tax liability             $   603,489   $   760,881
                                       ===========   ===========

The Company has net operating loss carryforwards of approximately $5,750,845 on a consolidated basis. Net operating loss carryforwards of $799,241 resulted from non-life insurance operations and were generated prior to the base period for tax consolidation purposes. These loss carryforwards expire in 2011 and 2012 and can only be used to offset taxable income resulting from non-life insurance operations. Net operating loss carryforwards of $4,214,374 resulted from non-life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2018 through 2024 and can be used to offset either taxable income resulting from non-life insurance operations or 35% of taxable income resulting from life insurance operations. Net operating loss carryforwards of $737,230 resulted from life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2022 and 2023.

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

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTE PAYABLE (CONTINUED)

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

Required future principle payments are as follows:

             Principal
   Year       Payment
   ----      ---------
2005            54,936
2006            58,373
2007            62,024
2008            65,624
2009            70,010
Thereafter   1,480,640
             ---------
Total        1,791,607
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

Net income for 2004, 2003, and 2002 and capital and surplus at December 31, 2004, 2003, and 2002 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows:

                 GAAP                        SAP
       ------------------------   ------------------------
       Net Income   Capital and   Net Income   Capital and
         (loss)       Surplus       (loss)       Surplus
       ----------   -----------   ----------   -----------
2004     528,494     6,251,955      (54,205)    2,539,348

2003     609,166     5,796,464     (253,955)    2,615,342

2002      78,160     5,190,658     (671,551)    2,879,079

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

11.  COMMITMENTS AND CONTINGENCIES

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer, the Company's former President, arising, in part, out of Mr. Meyer's employment with the Company. Among other things, the Company is seeking to recover expense reimbursements previously paid to Mr. Meyer and Company funds allegedly misappropriated by Mr. Meyer. The petition alleges that Mr. Meyer misappropriated funds from the Company by fraudulently altering a check made payable to the Company. The Company is also seeking to have Mr. Meyer reimburse it for the amount it paid another insurance company in settlement of a claim. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. The petition asserts that Meyer entered into the marketing agreements despite knowing that the Company could not perform on the financial requirements of the agreements and without the knowledge, approval or authorization of the Company's Board of Directors.

On December 12, 2003, Meyer filed an Answer and Counterclaim against the Company asserting claims for defamation and breach of employment agreement. Meyer seeks damages in excess of $75,000 plus interest and costs on his defamation claims. Meyer seeks damages in the amount of $250,000 for an alleged breach of a provision in his employment contract regarding severance pay; he seeks additional damages in excess of $75,000 for an alleged breach of a provision in the employment contract relating to payment of residual commissions.

The Company denies Meyer's allegations and will vigorously defend against them as well as pursue its claims against Meyer. The trial is currently in the discovery stage. No trial date has been set. No accrual of any loss or gain that may result from the resolution of these matters has been reflected in the financial statements. The amount of the ultimate loss or gain could differ materially.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  REINSURANCE

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company ("Generali") of Kansas City, Missouri, as well as Optimum Re Insurance Company ("Optimum Re") of Dallas, Texas, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. Currently, insurance ceded to Optimum Re is limited to the 10-year term policies. At December 31, 2004 and 2003, respectively, FLAC ceded inforce amounts totaling $30,675,126 and $35,734,200 of ordinary business and $35,695,000 and $36,920,000 of accidental death benefit risk.

Pursuant to the terms of the agreement with Generali, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as "reinsurance premiums payable" in the accompanying balance sheet and as "reinsurance premiums ceded" in the accompanying income statement. At December 31, 2004 and 2003, respectively, the unpaid reinsurance premiums net of amortization totaled $23,120 and $31,713. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.

FLAC is party to an Automatic Retrocession Pool Agreement (the "Reinsurance Pool") with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re's retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC's maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2004 and 2003, respectively, FLAC assumed inforce amounts totaling $16,629,840 and $13,460,796.

13.  RELATED PARTY TRANSACTIONS

The Company contracted with FAC to provide underwriting and accounting services for FLAC and the Company. Under the terms of the management agreement, the Company paid fees based on a percentage of delivered premiums of FLAC. The percentages were 5.5% of first year premiums; 4% of second year premiums; 3% of third year premiums; 2% of fourth year premiums, 1% of fifth year premiums, and 1% for years six through ten for ten year policies and .5% in years six through twenty for twenty year policies. Pursuant to the agreement, the Company incurred $288,936 of fees during 2002.

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

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 2004 and 2003, the fair value of fixed maturities was $13,479,388 and $12,032,106, respectively.

Equity Securities

Equity securities are carried at fair value in the accompanying consolidated balance sheets. The fair value of equity securities are based on quoted market prices. At December 31, 2004 and 2003, the fair value of equity securities was $236,342 and $41,800, respectively.

Policy Loans

The carrying value of policy loans approximates their fair value. At December 31, 2004 and 2003, the fair value of policy loans was $86,946 and $60,451, respectively.

Notes Receivable

The carrying value of notes receivable approximates their fair value. At December 31, 2004 and 2003, the fair value of notes receivable was $0 and $13,741 respectively.

Short-term Investments

The carrying value of short-term investments approximates their fair value. At December 31, 2004 and 2003, the fair value of short-term investments was $0 and $460,593, respectively.

Mortgage Loans on Real Estate

The carrying value of mortgage loans on real estate approximates their fair value. At December 31, 2004 and 2003, the fair value of mortgage loans on real estate was $349,542 and $0, respectively.

Other Investments

The carrying value of other investments approximates their fair value. At December 31, 2004 and 2003, the fair value of other investments was $206,306 and $0, respectively.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates their fair value. At December 31, 2004 and 2003, the fair value of cash and cash equivalents was $527,028 and $397,789, respectively.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Investments in Related Parties

The Company holds investments in related parties of $0 and $65,200 at December 31, 2004 and 2003, respectively. The balance represents the Company's investment in First Computer Services, LLC ("FCS"). The company uses the equity method to account for this investment. Refer to Note 5 for more information.

15.  SEGMENT INFORMATION

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," became effective for 1998 and superseded SFAS No. 14. SFAS No. 131 requires a "management approach" (how management internally evaluates the operating performance of its business units) in the presentation of business segments. The segment data that follows has been prepared in accordance with SFAS No. 131. The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information as of December 31, 2004, 2003 and 2002 and for the years then ended is as follows:

                                               2004          2003          2002
                                           -----------   -----------   -----------
Revenues:
   Life and annuity insurance operations   $ 4,293,633   $ 3,988,400   $ 3,712,523
   Corporate operations                        403,843       325,569       446,625
                                           -----------   -----------   -----------
      Total                                $ 4,697,476   $ 4,313,969   $ 4,159,148
                                           ===========   ===========   ===========

Income (loss) before income taxes:
   Life and annuity insurance operations   $   464,114   $   368,682   $   480,628
   Corporate operations                       (761,430)   (1,095,168)     (625,386)
                                           -----------   -----------   -----------
      Total                                $  (297,316)  $  (726,486)  $  (144,758)
                                           ===========   ===========   ===========

Depreciation and amortization expense:
   Life and annuity insurance operations   $   769,611   $   629,068   $   423,210
   Corporate operations                        132,902       124,093       134,999
                                           -----------   -----------   -----------
      Total                                $   902,513   $   753,161   $   558,209
                                           ===========   ===========   ===========

Assets:
   Life and annuity insurance operations   $18,305,111   $15,053,265   $12,090,507
   Corporate operations                      4,649,885     5,625,835     6,656,009
                                           -----------   -----------   -----------
      Total                                $22,954,996   $20,679,100   $18,746,516
                                           ===========   ===========   ===========

16.  SUBSEQUENT EVENTS

On March 2, 2005 the Company acquired 450,500 shares of its common stock from a single, corporate shareholder, Brooke Corporation. The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke Corporation, financing the remainder at a fixed interest rate of 8 percent over a ten year period. The agreement also grants Brooke warrants to purchase up to 150,000 shares of the Company's common stock at prices ranging from $1.71 per share to $5.00 per share. The warrants are exercisable in 2012 or immediately prior to any earlier change of control involving the Company, are subject to certain covenants and conditions, and expire no later than 2015.