Form 10QSB
period 2005-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2005-05-16
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                      to                    .
                                    ---------------------  --------------------


                        Commission file number: 0-25679


                       FIRST AMERICAN CAPITAL CORPORATION
                     ---------------------------------------
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
                               --------------

Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock, $.10 Par Value-- 4,237,578 shares as of May 1, 2005


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB




Part I.  FINANCIAL INFORMATION                                                            Page Numbers

Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets as of March 31, 2005
      and December 31, 2004 ..............................................................      3

Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2005 and 2004....................... ..................      5

Condensed Consolidated Statements of Comprehensive Income for the
      three months ended March 31, 2005 and 2004..........................................      6

Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2005 and 2004..........................................      7

Notes to Condensed Consolidated Financial Statements......................................      9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................      12

Item 3.  Controls and Procedures..........................................................      19

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .................................................      20

SIGNATURES................................................................................      22



                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            (Unaudited)
                                                                             March 31,          December 31,
ASSETS                                                                          2005                2004
                                                                         -------------------  ------------------
Investments:
     Securities available-for-sale, at fair value:
            Fixed maturities (amortized cost, $13,228,128
            in 2005 and $13,206,486 in 2004)                             $       13,264,284   $      13,479,388
            Equity securities (cost of $235,400 in 2005
                and $235,400 in 2004)                                               217,078             236,342
      Investments in real estate                                                    274,564             274,564
      Policy loans                                                                   97,346              86,946
      Mortgage loans on real estate                                                 647,151             349,542
      Other investments                                                             423,173             206,306
                                                                         -------------------  ------------------
Total investments                                                                14,923,596          14,633,088

Cash and cash equivalents                                                           877,082             527,028
Accrued investment income                                                           207,985             214,140
Accounts receivable                                                                 326,503             258,194
Deferred policy acquisition costs (net of accumulated
     amortization of $3,277,764 in 2005 and $3,081,632 in 2004)                   4,643,065           4,516,994
Property and equipment (net of accumulated depreciation
     of $710,168 in 2005 and $668,821 in 2004)                                    2,735,047           2,775,187
Other assets                                                                         12,877              30,365
                                                                         -------------------  ------------------
Total assets                                                             $       23,726,155   $      22,954,996
                                                                         ===================  ==================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                             (Unaudited)
                                                                              March 31,          December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            2005                 2004
                                                                          ------------------  -------------------
Policy and contract liabilities:
     Future annuity benefits                                              $       7,738,041   $        6,806,430
     Future policy benefits                                                       4,561,051            4,149,304
     Liability for policy claims                                                    114,606              112,906
     Policyholder premium deposits                                                  187,290              186,971
     Deposits on pending policy applications                                         12,536                9,668
     Reinsurance premiums payable                                                    21,072               23,120
                                                                          ------------------  -------------------
Total policy and contract liabilities                                            12,634,596           11,288,399

Commissions, salaries, wages and benefits payable                                   114,740              103,944
Other liabilities                                                                   270,722              200,870
Notes payable                                                                     2,342,901            1,791,607
Deferred federal income taxes payable                                               567,429              603,489
                                                                          ------------------  -------------------
Total liabilities                                                                15,930,388           13,988,309

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;
     5,449,578 shares issued and 4,237,578 shares outstanding
     in 2005; and 5,449,578 issued and 4,688,078 shares
     outstanding in 2004                                                            544,958              544,958
Additional paid in capital                                                       12,416,181           12,380,716
Accumulated deficit                                                              (3,027,096)          (2,795,775)
Accumulated other comprehensive income                                               15,745              220,454
Less: Treasury stock held at cost (1,212,000 shares in 2005
    and 761,500 in 2004)                                                         (2,154,021)          (1,383,666)
                                                                          ------------------  -------------------
Total shareholders' equity                                                        7,795,767            8,966,687
                                                                          ------------------  -------------------
Total liabilities and shareholders' equity                                $      23,726,155   $       22,954,996
                                                                          ==================  ===================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     (Unaudited)
                                                                Three months ended
                                                          March 31,            March 31,
                                                             2005                2004
                                                      -------------------  ------------------
Revenues:
        Gross premium income                          $        1,156,197   $       1,084,394
        Reinsurance premiums assumed                               2,035               1,182
        Reinsurance premiums ceded                               (45,776)            (47,610)
                                                      -------------------  ------------------
             Net premium income                                1,112,456           1,037,966
        Net investment income                                    189,933             122,403
        Net realized investment gain (loss)                       (1,669)            464,363
        Rental income                                             45,780              45,498
                                                      -------------------  ------------------
             Total revenue                                     1,346,500           1,670,230

Benefits and expenses:
        Increase in policy reserves                              411,748             369,016
        Policyholder surrender values                             49,609              21,714
        Interest credited on annuities and
             premium deposits                                     85,826              76,448
        Death claims                                              72,556              81,622
        Commissions                                              300,960             293,254
        Policy acquisition costs deferred                       (322,203)           (343,471)
        Amortization of deferred policy
             acquisition costs                                   196,132             193,956
        Salaries, wages, and employee benefits                   315,040             269,448
        Miscellaneous taxes                                       31,979              30,446
        Other operating costs and expenses                       420,933             287,812
                                                      -------------------  ------------------
             Total benefits and expenses                       1,562,580           1,280,245
                                                      -------------------  ------------------

Income (loss) before income tax expense                         (216,080)            389,985
                                                      -------------------  ------------------

Income tax expense                                                15,241              22,509
                                                      -------------------  ------------------

Net income (loss)                                     $         (231,321)  $         367,476
                                                      ===================  ==================

Net income (loss) per common
        share - basic and diluted                     $            (0.05)  $            0.08
                                                      ===================  ==================





See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                    (Unaudited)
                                                                                 Three months ended
                                                                           March 31,            March 31,
                                                                             2005                 2004
                                                                       ------------------   ------------------
Net income (loss)                                                      $        (231,321)   $         367,476
Unrealized gain (loss) on available-for-sale securities:
    Unrealized holding gain (loss) during the period                            (257,680)              75,712
    Less: Reclassification for gains (loss) included in net income                (1,669)             464,363
    Tax expense                                                                   51,302              104,316
                                                                       ------------------   ------------------

Other comprehensive loss                                                        (204,709)            (284,335)
                                                                       ------------------   ------------------

Comprehensive income (loss)                                            $        (436,030)   $          83,141
                                                                       ==================   ==================

Comprehensive income (loss) per common share-basic and diluted         $           (0.10)   $            0.02
                                                                       ==================   ==================

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        (Unaudited)         (Unaudited)
                                                                         March 31,           March 31,
                                                                            2005                2004
                                                                      -----------------   -----------------
OPERATING ACTIVITIES:
Net income (loss)                                                     $       (231,321)   $        367,476
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Interest credited on annuities and premium deposits                        85,826              76,448
     Net realized investment (gain) loss                                         1,669            (464,363)
     Provision for depreciation                                                 41,347              27,772
     Equity loss in investment in affiliate                                          -              10,603
     Settlement loss                                                            35,465                   -
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                             20,869              41,344
     Provision for deferred federal income taxes                                15,241              22,509
     Decrease in accrued investment income                                       6,155              68,987
     (Increase) decrease in accounts receivable                                (68,309)             52,189
     Acquisition costs capitalized                                            (322,203)           (343,471)
     Amortization of deferred acquisition costs                                196,132             193,956
     (Increase) decrease in policy loans                                       (10,400)              3,532
     Decrease (increase) in other assets                                        17,488              (3,290)
     Increase in future policy benefits                                        411,748             369,017
     Increase (decrease) in liability for policy claims                          1,700             (42,454)
     Increase (decrease) in deposits on pending policy applications              2,868             (25,396)
     Decrease in reinsurance premiums payable                                   (2,048)             (2,472)
     Increase in commissions, salaries, wages and
         benefits payable                                                       10,796              25,246
     Increase in other liabilities                                              69,852              51,055
                                                                      -----------------   -----------------
Net cash provided by operating activities                             $        282,875    $        428,688




See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION


                                                                        (Unaudited)         (Unaudited)
                                                                         March 31,           March 31,
                                                                            2005               2004
                                                                      -----------------  ------------------
INVESTING ACTIVITIES:
     Purchase of available-for-sale fixed maturities                  $       (749,582)  $        (431,052)
     Sale of available-for-sale fixed maturities                               198,750                   -
     Maturity of available-for-sale fixed maturities                           500,000               4,713
     Additions to property and equipment                                        (1,207)             (2,210)
     Purchase of other investments                                            (218,550)                  -
     Maturity of other investments                                               8,333                   -
     Purchase of mortgage loans                                               (299,000)                  -
     Payments received on mortgage loans                                         1,391                   -
     Payments on notes receivable                                                    -              10,320
                                                                      -----------------  ------------------
Net cash used in investing activities                                         (559,865)           (418,229)

FINANCING ACTIVITIES:
     Proceeds from note payable                                                570,355                   -
     Payments on notes payable                                                 (19,061)            (12,709)
     Deposits on annuity contracts                                           1,009,784             615,398
     Surrenders on annuity contracts                                          (162,174)            (67,860)
     Policyholder premium deposits                                              16,842               3,721
     Withdrawals on policyholder premium deposits                              (18,347)            (18,006)
     Purchase of treasury stock                                               (770,355)                  -
                                                                      -----------------  ------------------
Net cash provided by financing activities                                      627,044             520,544
                                                                      -----------------  ------------------

Increase in cash and cash equivalents                                          350,054             531,003

Cash and cash equivalents, beginning of period                                 527,028             397,789
                                                                      -----------------  ------------------

Cash and cash equivalents, end of period                              $        877,082   $         928,792
                                                                      =================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
     Interest paid                                                    $         28,437   $          27,893
                                                                      =================  ==================

     Income taxes paid                                                $              -   $               -
                                                                      =================  ==================

SCHEDULE OF NON-CASH INVESTING TRANSACTIONS:
     Receivable on sale of securities                                 $              -   $       6,620,731
                                                                      =================  ==================

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month periods ended March 31, 2005 and 2004 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2. TREASURY STOCK TRANSACTION

On March 2, 2005 the Company acquired 450,500 shares of its common stock from a single, corporate shareholder, Brooke Corporation ("Brooke"). The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remainder at a fixed interest rate of 8% over a ten year period. The agreement also grants Brooke three separate warrants to purchase common stock for 50,000 shares each at prices of $1.71, $3.35 and $5.00. The warrants are exercisable in 2012 or immediately prior to any earlier change of control involving the Company and expire no later than 2015. The agreement also contained covenants whereby Brooke agreed, among other things, not to purchase additional shares of the Company's common stock or participate in any proxy contest or other effort to take control of the Company for a period of five years. The Company incurred a loss on the transaction in the amount of $35,465. The loss is included in other operating costs and expenses for the current quarter. The fair value of the warrants has been included in additional paid in capital.

3.  NOTES PAYABLE

The Company maintained a $1,777,817 note from Western National Bank as of March 31, 2005. The note is secured by the home office building. The note will mature on April 22, 2013. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest on April 22, 2013. Interest will be accrued at 6% until April 22, 2008 at which time the rate may change. The interest rate change will be the Wall Street Journal Prime Rate of Interest, subject to a floor of 6% and a ceiling of 9.5%.

On March 2, 2005 the Company borrowed $570,355 from Brooke Credit Corporation at a fixed interest rate of 8% over a ten year period (See Note 2). The note is payable in 120 monthly payments of $6,897. The balance of the note at March 31, 2005 was $565,084.

4.  NET EARNINGS PER COMMON SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. On March 2, 2005 the Company acquired 450,500 shares of its common stock from Brooke. The weighted average number of common shares outstanding was 4,541,917 and 4,687,078 for the three months ended March 31, 2005 and March 31, 2004, respectively.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

6.  COMMITMENTS AND CONTINGENCIES

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer ("Meyer"), the Company's former President, arising, in part, out of Meyer's employment with the Company. Among other things, the Company is seeking to recover expense reimbursements previously paid to Meyer and Company funds allegedly misappropriated by Meyer. The petition alleges that Meyer misappropriated funds from the Company by fraudulently altering a check made payable to the Company. The Company is also seeking to have Meyer reimburse it for the amount it paid another insurance company in settlement of a claim. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. The petition asserts that Meyer entered into the marketing agreements despite knowing that the Company could not perform on the financial requirements of the agreements and without the knowledge, approval or authorization of the Company's Board of Directors.

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

The Company denies Meyer's allegations and will vigorously defend against them as well as pursue its claims against Meyer. The trial is currently in the discovery stage. No trial date has been set. No accrual of any loss or gain that may result from the resolution of these matters has been reflected in the financial statements. The amount of the ultimate loss or gain could differ materially from the amounts noted above.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.  SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. Segment information for the three months ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004 is as follows:


                                                            Three months ended
                                                      March 31,          March 31,
                                                         2005               2004
                                                   -----------------  -----------------
Revenues:
        Life and annuity insurance operations      $      1,291,279   $      1,416,710
        Corporate operations                                 55,221            253,520
                                                   -----------------  -----------------
             Total                                 $      1,346,500   $      1,670,230
                                                   =================  =================


Income (loss) before income taxes:
        Life and annuity insurance operations      $         83,692   $        388,381
        Corporate operations                               (299,772)             1,604
                                                   -----------------  -----------------
             Total                                 $       (216,080)  $        389,985
                                                   =================  =================


Depreciation and amortization expense:
        Life and annuity insurance operations      $        196,132   $        193,956
        Corporate operations                                 41,347             27,772
                                                   -----------------  -----------------
             Total                                 $        237,479   $        221,728
                                                   =================  =================




                                                      March 31,         December 31,
                                                         2005               2004
                                                   -----------------  -----------------
Assets:
        Life and annuity insurance operations      $     19,749,821   $     16,170,650
        Corporate operations                              3,976,334          5,481,770
                                                   -----------------  -----------------
             Total                                 $     23,726,155   $     21,652,420
                                                   =================  =================



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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2004 to March 31, 2005 are highlighted below.

Total assets increased from $22,954,996 at December 31, 2004 to $23,726,155 at March 31, 2005. The increase in total assets is primarily attributable to the investment of premiums received during the year. Given the long-term nature of the policy and contract liabilities associated with these premiums, management is able to invest these premiums for a period of time until a payout of policy benefits is required.

The Company's available-for-sale fixed maturity securities had a fair value of $13,264,284 and $13,479,388 at March 31, 2005 and December 31, 2004,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation. However, cash balances exceeding this maximum are protected through additional insurance. As a result, management believes that significant concentrations of credit risk do not exist.

Mortgage loans on real estate increased from $349,542 at December 31, 2004 to $647,151 at March 31, 2005. The increase is attributable to the purchase of an additional mortgage loan on commercial property. The Company currently owns two mortgage loans. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Other investments increased from $206,306 at December 31, 2004 to $423,173 at March 31, 2005. The increase is attributable to the purchase of additional investments in lottery prize cash flows during the three months ended March 31, 2005. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents increased to $877,082 at March 31, 2005 from $527,028 at December 31, 2004. Refer to the statement of cash flows for sources and uses of cash.

Accounts receivable increased 26% from $258,194 at December 31, 2004 to $326,503 at March 31, 2005. The increase is primarily due to an increase of $66,165 in amounts due from agents. An allowance for uncollectible items is not deemed necessary with respect to these receivables.

Deferred policy acquisition costs, net of amortization, increased 3% from $4,516,994 at December 31, 2004 to $4,643,065 at March 31, 2005 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.

Liabilities increased to $15,390,388 at March 31, 2005 from $13,988,309 at December 31, 2004. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $411,747 or 10% from December 31, 2004 to March 31, 2005. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $931,611 or 14% from December 31, 2004 to March 31, 2005. In 2005, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company's FA2000 product. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Other liabilities increased $69,852 from $200,870 at December 31, 2004 to $270,722 at March 31, 2005. The increase is attributable to timing factors associated with the payment of significant invoices for professional services and property taxes.

Notes payable increased $551,294 from $1,791,607 at December 31, 2004 to $2,342,901 at March 31, 2005. The increase is attributable to the Company acquiring 450,500 shares of its common stock from Brooke. The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remaining $570,355 at a fixed interest rate of 8%over a ten year period.

Deferred federal income taxes payable decreased to $567,429 at March 31, 2005 from $603,489 at December 31, 2004. Deferred federal income taxes payable are established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized gains of available-for-sale securities. The decrease in deferred taxes payable is primarily attributable to the decrease in unrealized gains in the investment portfolio at March 31, 2005 compared to December 31, 2004.

Results of Operations

Significant components of revenues include life insurance premiums (net of reinsurance), net investment income, and net realized investment gain. The following table provides information concerning net premium income for the three months ended March 31, 2005 and 2004:


                                                          Three months ended
                                                      March 31,         March 31,
                                                        2005              2004
                                                   ----------------  ----------------
Whole life insurance:
     First year                                    $       221,134   $       286,983
     Renewal                                               927,580           793,692
Term insurance:
     First year                                                 40               630
     Renewal                                                 1,723             1,470
     Single premium                                          5,720             1,620
                                                   ----------------  ----------------

Gross premium income                                     1,156,197         1,084,395

Reinsurance premiums assumed                                 2,035             1,181
Reinsurance premiums ceded                                 (45,776)          (47,610)
                                                   ----------------  ----------------

Net premium income                                       1,112,456         1,037,966
                                                   ================  ================


Net premium income increased $74,489 or 7% from the three months ended March 31, 2004 to the same period during 2005. Total first year whole life premium decreased $65,850 or 23% from 2004 to 2005. The significant negative trend in first year whole life premium began in 2003 as a result of the disruptive effect that the Company's 2003 proxy contest had on its customers, shareholders and its marketing agents used to market the Company's FA2000 product. The downward trend continued in 2004 and 2005 as a result of the Company's shift in marketing emphasis away from its FA2000 product. The FA2000 product was designed primarily for the Company's shareholders. Now that all shareholders have been contacted, emphasis is shifting to other products. In addition, the interest rate credited on the FA2000 annuity rider determines whether it remains competitive in the market. In the lower interest rate environment of the last few years, the product was competitive because the Company paid an above average interest rate on the annuity rider.

Management spent a significant amount of time during 2004 developing new products in an effort to enhance production going forward. Management has released several new annuity, term and whole life products during 2005. The Company's goal in introducing these new products is to diversify the Company's product mix and to manage its first year production to both the needs and capacity of the Company.

Total renewal year whole life premiums increased $133,888 or 17% from the three months ended March 31, 2004 to the same period during 2005. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year's first year premium, other than single premium.

Net investment income increased $67,530 or 55% from the three months ended March 31, 2004 to the same period during 2005. During the first quarter of 2004 the Company sold a significant portion of its bond portfolio in order to realize market gains and reinvest the resulting proceeds using a new investment strategy. The new strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group. The proceeds from the sale were used to purchase short-term securities with maturities ranging from 30 to 120 days. As these short term securities matured, the proceeds were reinvested in conjunction with the new investment strategy.

Net realized investment gain (loss) decreased $466,032 from the three months ended March 31, 2004 to the same period during 2005. The decrease is attributable to the sale of a significant portion of the Company's bond portfolio during the three months ended March 31, 2004. Gains totaling $464,363 were realized upon the sale of these bonds.

Benefits and expenses totaled $1,562,580 and $1,280,245 during the three months ended March 31, 2005 and 2004, respectively. Included in total benefits and expenses were policy reserve increases of $411,748 and $369,016 during three months ended March 31, 2005 and 2004, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Policyholder surrender values increased $27,895 from $21,714 during the three months ended March 31, 2004 to $49,609 during the same period in 2005. This increase is attributable to the maturation of policies.

Interest credited on annuities and premium deposits totaled $85,826 and $76,448 for the three months ended March 31, 2005 and 2004, respectively. The increase during 2005 of $9,378 or 12% is primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce. The average interest credit rate on annuities and premium deposits has decreased from 5.6% to 4.6% during the three months ended March 31, 2004 and 2005, respectively. The decrease is attributable to management's attempt to more effectively manage the interest spread between the rate the Company earns on its investment portfolio and the rate being credited to policyholder accounts combined with the introduction of several new annuity products during 2005 which are deemed to be shorter in duration and thus credit interest at a lesser rate than other annuities which have historically been offered by the Company.

Salaries, wages and employee benefits increased from $269,448 during the three months ended March 31, 2004 to $315,040 during the same period in 2005. The increase during 2005 is primarily attributable to an increase in employee headcount combined with increased employee benefit expenses.

Other operating costs and expenses totaled $420,933 and $287,812 for the three months ended March 31, 2005 and 2004, respectively. Significant components of the $133,121 increase from 2004 to 2005 include the following. Professional fees increased $49,323 primarily due to legal costs incurred in support of the stock repurchase from Brooke. Office expenses increased $39,471 primarily due to increased printing costs incurred in conjunction with the development of various new products released during the first quarter of 2005. The Company incurred a loss of $35,465 on the transaction with Brooke (See Note 2 to the Condensed Consolidated Financial Statements).

As a result of the items noted above the Company incurred a net loss of $231,321 for the three months ended March 31, 2005 and net income of $367,476 for the three months ended March 31, 2004.

Liquidity and Capital Resources

During the quarter ended March 31, 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the three months ended March 31, 2005 totaled $282,875 as compared with $428,688 for the three months ended March 31, 2004.

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

As of March 31, 2005, the Company had consolidated cash reserves and liquid investments of approximately $14,316,644, as compared with $14,200,958 at December 31, 2004. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $13,282,629 and $12,812,107, respectively. However, due to insurance regulatory restrictions, these amounts cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis. As of these dates, cash reserves and liquid investments at the parent company level were approximately $1,034,015 and $1,388,851, respectively.

Management believes that these funds provide sufficient liquidity to fund the basic operating needs at both the parent company and the FLAC levels for the foreseeable future. However, if extraordinary legal or other expenses (such as those incurred in 2003 and 2004 with respect to the proxy contest, Meyer litigation, and special committee activities) are unexpectedly incurred at the parent company level or if operating losses continue unabated at 2002 through 2004 levels, then the sufficiency of the parent company's operating cash position could be jeopardized. In addition, although there can be no assurance that extraordinary corporate activities will not continue, management believes that steps recently taken by the Company reduce the likelihood that it will continue to incur extraordinary expenses such as those incurred in 2003 and 2004.

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

3.2               Bylaws of First American Capital Corporation, as amended
                  (Incorporated by reference from Exhibit 3.2 to the Registrant's Form 8-K filed April 11, 2005)

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

10.3 Automatic Umbrella and Bulk ADB Reinsurance Agreements effective September 1, 1998 between First Life America
                  Corporation and Business Men's Assurance Company of America
                  (Incorporated by reference from Exhibit 6.8 to the Registrant's Form 10-SB filed August 13, 1999)

10.4              Employment Agreement effective February 16, 2004 between First
                  American Capital Corporation and John F. Van Engelen, as amended (Incorporated by reference from Exhibit 10.5 to the Registrant's Form 10-QSB filed November 15, 2004)

10.5 Intercompany Tax Sharing Agreement dated December 31, 2003 between First American Capital Corporation and First Life
                  America Corporation (Incorporated by reference from Exhibit
                  10.6 to the Registrant's Form 10-KSB filed March 29, 2004)

10.6              Stock Repurchase Agreement between First American Capital
                  Corporation and Brooke Corporation dated March 2, 2005
                  (Incorporated by reference from Exhibit 10.7 to the Registrant's Form 10-KSB filed March 31, 2005)

10.7              Warrant for 50,000 shares of First American Capital
                  Corporation common stock for $1.71 per share issued to Brooke
                  Corporation effective March 2, 2005 (Incorporated by reference from Exhibit 10.8 to the Registrant's Form 10-KSB filed March
                  31, 2005)

10.8              Warrant for 50,000 shares of First American Capital
                  Corporation common stock for $3.35 per share issued to Brooke
                  Corporation effective March 2, 2005 (Incorporated by reference from Exhibit 10.9 to the Registrant's Form 10-KSB filed March
                  31, 2005)


Exhibit No.       Description
-----------       -----------
10.9              Warrant for 50,000 shares of First American Capital
                  Corporation common stock for $5.00 per share issued to Brooke
                  Corporation effective March 2, 2005 (Incorporated by reference from Exhibit 10.10 to the Registrant's Form 10-KSB filed March
                  31, 2005)

10.10             Employment Agreement effective February 7, 2005 between First
                  American Capital Corporation and Richard H. Katz (Incorporated by reference from Exhibit 10.11 to the Registrant's Form 8-K filed April 22, 2005)

31.1              Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. (*)

31.2              Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002. (*)

32.1              Certificate of Chief Executive Officer pursuant to Section 18
                  U.S.C. Section 1350 (*)

32.2              Certificate of Chief Financial Officer pursuant to Section 18
                  U.S.C. Section 1350 (*)

                  (*) Filed herewith

b)                Reports on Form 8-K

                  The Company filed a current report on Form 8-K dated March 2, 2005 announcing current developments.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


Date: 5/16/2005                           By: /s/ John F. Van Engelen
    --------------------------------         ----------------------------------
                                          John F. Van Engelen
                                          President & Chief Executive Officer




Date: 5/16/2005                           By: /s/ Patrick A. Tilghman
    -------------------------------          ----------------------------------
                                          Patrick A. Tilghman
                                          Treasurer & Chief Financial Officer