Form 10QSB
period 2005-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2005-08-12
CIK 1082084

================================================================================

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from_______________to_______________.


                        Commission file number : 0-25679


                       FIRST AMERICAN CAPITAL CORPORATION
              ----------------------------------------------------
              (Exact Name of small business issuer in its charter)


    Kansas                                                  48-1187574
----------------                                  --------------------

(State of incorporation)                 (I.R.S. Employer Identification Number)

1303 S.W. First American Place   Topeka, Kansas 66604
-----------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number                         (785) 267-7077
                                        ------------------------

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


Common Stock, $.10 Par Value - 4,237,578 shares as of August 1, 2005


Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

================================================================================

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB


Part I.     FINANCIAL INFORMATION                                   Page Numbers



Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets as of June 30, 2005
   and December 31, 2004............................................      3

Condensed Consolidated Statements of Operations for the
   three months ended June 30, 2005 and 2004 and for the
   six months ended June 30, 2005 and 2004..........................      5

Condensed Consolidated Statements of Comprehensive Income for the
   three months ended June 30, 2005 and 2004 and for the
   six months ended June 30, 2005 and 2004..........................      6

Condensed Consolidated Statements of Cash Flows for the
   six months ended June 30, 2005 and 2004..........................      7

Notes to Condensed Consolidated Financial Statements................      9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................      12

Item 3.  Controls and Procedures....................................      20

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     21

Item 4.  Submission of Matters to a Vote of Security Holders.........     21

Item 6. Exhibits and Reports on Form 8-K.............................     22

SIGNATURES...........................................................     24

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                          June 30,           December 31,
ASSETS                                                                      2005                 2004
                                                                       -------------        -------------
Investments:
   Securities available-for-sale, at fair value:
       Fixed maturities (amortized cost, $13,105,947
       in 2005 and $13,206,486 in 2004)                                $  13,452,652        $  13,479,388
       Equity securities (cost of $458,150 in 2005
         and $235,400 in 2004)                                               459,330              236,342
   Investments in real estate                                                274,564              274,564
   Policy loans                                                              105,114               86,946
   Mortgage loans on real estate                                           1,058,563              349,542
   Other investments                                                         776,585              206,306
                                                                      ------------------    -------------
Total investments                                                         16,126,808           14,633,088

Cash and cash equivalents                                                    314,769              527,028
Accrued investment income                                                    224,472              214,140
Accounts receivable
                                                                             429,843              258,194
Deferred policy acquisition costs (net of accumulated
     amortization of $3,422,576 in 2005 and $3,081,632 in 2004)
                                                                           4,955,380            4,516,994
Property and equipment (net of accumulated depreciation
     of $751,692 in 2005 and $668,821 in 2004)
                                                                           2,696,947            2,775,187
Other assets
                                                                              33,457               30,365
                                                                       -------------        -------------
Total assets                                                           $  24,781,676        $  22,954,996
                                                                       =============        =============

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                       (Unaudited)
                                                                         June 30,               December 31,
LIABILITIES AND SHAREHOLERS' EQUITY                                        2005                     2004
                                                                    --------------------     -------------------
Policy and contract liabilities:
     Future annuity benefits                                         $         8,399,937      $        6,806,430
     Future policy benefits                                                    4,827,735               4,149,304
     Liability for policy claims                                                 125,703                 112,906
     Policyholder premium deposits                                               181,346                 186,971
     Deposits on pending policy applications                                      35,075                   9,668
     Reinsurance premiums payable                                                 20,059                  23,120
                                                                    --------------------     -------------------
Total policy and contract liabilities                                         13,589,855              11,288,399

Commissions, salaries, wages and benefits payable                                123,688                 103,944
Other liabilities                                                                246,135                 200,870
Notes payable                                                                  2,320,134               1,791,607
Deferred federal income taxes payable                                            633,500                 603,489
                                                                    --------------------     -------------------
Total liabilities                                                             16,913,312              13,988,309

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;
     5,449,578 shares issued and 4,237,578 shares outstanding
     in 2005; and 5,449,578 issued and 4,688,078  shares
     outstanding in 2004                                                         544,958                 544,958
Additional paid in capital                                                    12,416,181              12,380,716
Accumulated deficit                                                           (3,218,189)            (2,795,775)
Accumulated other comprehensive income                                           279,435                 220,454
Less: Treasury stock held at cost (1,212,000 shares in 2005
    and 761,500 in 2004)                                                      (2,154,021)             (1,383,666)
                                                                    --------------------    --------------------
Total shareholders' equity                                                     7,868,364               8,966,687
                                                                    --------------------    --------------------
Total liabilities and shareholders' equity                           $        24,781,676      $       22,954,996
                                                                    ====================    ====================

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          (Unaudited)                   (Unaudited)
                                                       Three months ended            Six months ended
                                                    June 30,       June 30,       June 30,       June 30,
                                                      2005           2004           2005           2004
                                                  -----------    -----------    -----------    -----------
Revenues:
     Gross premium income                         $   945,015    $   797,102    $ 2,101,212    $ 1,881,496
     Reinsurance premiums assumed                       3,845          4,198          5,880          5,380
     Reinsurance premiums ceded                       (22,421)       (25,471)       (68,197)       (73,081)
                                                  -----------    -----------    -----------    -----------
     Net premium income                               926,439        775,829      2,038,895      1,813,795
     Net investment income                            210,935         89,575        400,868        211,978
     Net realized investment gain (loss)                3,211             (2)         1,542        464,361
     Rental income                                     45,779         45,498         91,558         90,995
     Other income                                          50             38             50             38
                                                  -----------    -----------    -----------    -----------
          Total revenue                             1,186,414        910,938      2,532,913      2,581,167

Benefits and expenses:
     Increase in policy reserves                      266,684        169,424        678,432        538,440
     Policyholder surrender values                     60,538         30,589        110,147         52,303
     Interest credited on annuities and
           premium deposits                            98,768         83,591        184,594        160,039
     Death claims                                     133,444         54,887        206,000        136,509
     Commissions                                      393,422        241,735        694,382        534,989
     Policy acquisition costs deferred               (457,127)      (295,915)      (779,330)      (639,386)
     Amortization of deferred policy
           acquisition costs                          144,812        191,507        340,944        385,463
     Salaries, wages, and employee benefits           318,329        285,175        633,369        554,623
     Miscellaneous taxes                               45,990         76,740         77,969        107,186
     Other operating costs and expenses               372,937        314,019        793,869        601,831
                                                  -----------    -----------    -----------    -----------
          Total benefits and expenses               1,377,797      1,151,752      2,940,376      2,431,997
                                                  -----------    -----------    -----------    -----------

Income (loss) before income tax expense
                                                     (191,383)      (240,814)      (407,463)       149,170
                                                  -----------    -----------    -----------    -----------

Income tax expense (benefit)                             (290)       (19,300)        14,951          3,209
                                                  -----------    -----------    -----------    -----------

Net income (loss)                                 $  (191,093)   $  (221,514)   $  (422,414)   $   145,961
                                                  ===========    ===========    ===========    ===========

Net income (loss) per common
     share - basic and diluted                    $     (0.05)   $     (0.05)   $     (0.10)   $      0.03
                                                  ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                               (Unaudited)                (Unaudited)
                                                                            Three months ended         Six months ended
                                                                           June 30,      June 30,    June 30,      June 30,
                                                                             2005          2004        2005          2004
                                                                           ---------    ---------    ---------    ---------
Net income (loss)                                                          $(191,093)   $(221,514)   $(422,414)   $ 145,961
Unrealized gain (loss) on available-for-sale securities:
          Unrealized holding gain (loss) during the period                   333,262     (131,382)      75,582      (55,670)
          Less: Reclassification for gains (loss) included in net income       3,211           (2)       1,542      464,361
          Tax expense                                                        (66,361)      26,923      (15,059)     131,239
                                                                           ---------    ---------    ---------    ---------


Other comprehensive income (loss)                                            263,690     (104,457)      58,981     (388,792)
                                                                           ---------    ---------    ---------    ---------

Comprehensive income (loss)                                                $  72,597    $(325,971)   $(363,433)   $(242,831)
                                                                           =========    =========    =========    =========

Comprehensive income (loss) per common share-basic and diluted             $    0.02    $   (0.07)   $   (0.08)   $   (0.05)
                                                                           =========    =========    =========    =========



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     (Unaudited)  (Unaudited)
                                                                      June 30,      June 30,
                                                                        2005          2004
                                                                      ---------    ---------
OPERATING ACTIVITIES:
Net income (loss)                                                     $(422,414)   $ 145,961
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Interest credited on annuities and premium deposits                184,594      160,039
     Net realized investment gain                                        (1,542)    (464,361)
     Provision for depreciation                                          82,870       55,720
     Equity loss in investment in affiliate                                  --       21,347
     Settlement loss                                                     35,465           --
     Amortization of premium and accretion of discount on
         fixed maturity and short-term investments                       29,164       70,839
     Provision for deferred federal income taxes                         14,951        3,209
     (Increase) decrease in accrued investment income                   (10,332)      78,813
     (Increase) decrease in accounts receivable                        (171,649)      49,943
     Acquisition costs capitalized                                     (779,330)    (639,386)
     Amortization of deferred acquisition costs                         340,944      385,463
     Increase in policy loans                                           (18,168)      (9,166)
     Increase in other assets                                            (3,092)     (23,654)
     Increase in future policy benefits                                 678,432      538,440
     Increase (decrease) in liability for policy claims                  12,797      (45,120)
     Increase (decrease) in deposits on pending policy applications      25,407      (27,659)
     Decrease in reinsurance premiums payable                            (3,061)      (4,398)
     Increase in commissions, salaries, wages and
         benefits payable                                                19,744       17,150
     Increase in other liabilities                                       45,264       38,602
                                                                      ---------    ---------
Net cash provided by operating activities                             $  60,044    $ 351,782



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                      (Unaudited)     (Unaudited)
                                                        June 30,        June 30,
                                                          2005            2004
                                                      -----------     -----------
INVESTING ACTIVITIES:
  Purchase of available-for-sale fixed maturities     $(1,179,218)    $(3,277,041)
  Sale of available-for-sale fixed maturities             198,750       7,675,444
  Maturity of available-for-sale fixed maturities       1,031,623         650,000
  Purchase of available-for-sale equity securities       (247,750)         (2,350)
  Sale of available-for-sale equity securities             25,000              --
  Additions to property and equipment                      (4,630)         (4,423)
  Purchase of other investments                          (606,850)             --
  Maturity of other investments                            58,333              --
  Purchase of mortgage loans                             (717,000)             --
  Payments received on mortgage loans                       7,979              --
  Payments on notes receivable                                 --          13,741
  Purchases of short-term investments                          --      (2,826,782)
  Sale or maturity of short-term investments                   --         200,000
                                                      -----------     -----------
Net cash (used in) provided by investing activities    (1,433,763)      2,428,589

FINANCING ACTIVITIES:
  Proceeds from note payable                              570,355              --
  Payments on notes payable                               (41,828)        (25,309)
  Deposits on annuity contracts                         1,780,647       1,002,409
  Surrenders on annuity contracts                        (368,077)       (111,574)
  Policyholder premium deposits                            23,938           3,721
  Withdrawals on policyholder premium deposits            (33,220)        (27,227)
  Purchase of treasury stock                             (770,355)             --
                                                      -----------     -----------
Net cash provided by financing activities               1,161,460         842,020
                                                      -----------     -----------

(Decrease) Increase in cash and cash equivalents         (212,259)      3,622,391

Cash and cash equivalents, beginning of period            527,028         397,789
                                                      -----------     -----------

Cash and cash equivalents, end of period              $   314,769     $ 4,020,180
                                                      ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
  Interest paid                                       $    65,335     $    55,893
                                                      ===========     ===========

  Income taxes paid                                   $        --     $        --
                                                      ===========     ===========


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month and six month periods ended June 30, 2005 and 2004 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Effective June 29, 2005, the Company formed and capitalized First Life Brokerage, Inc. ("FLBI"). FLBI was capitalized with $25,000 and is a direct subsidiary of First American Capital Corporation. FLBI will operate as an insurance broker offering complementary products underwritten by other companies.

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

2. TREASURY STOCK TRANSACTION

On March 2, 2005 the Company acquired 450,500 shares of its common stock from a single, corporate shareholder, Brooke Corporation ("Brooke"). The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remainder at a fixed interest rate of 8% over a ten year period. The agreement also grants Brooke three separate warrants to purchase common stock for 50,000 shares each at prices of $1.71, $3.35 and $5.00. The warrants are exercisable in 2012 or immediately prior to any earlier change of control involving the Company and expire no later than 2015. The agreement also contained covenants whereby Brooke agreed, among other things, not to purchase additional shares of the Company's common stock or participate in any proxy contest or other effort to take control of the Company for a period of five years. The Company incurred a loss on the transaction in the amount of $35,465. The loss is included in other operating costs and expenses for the six months ended June 30, 2005. The fair value of the warrants has been included in additional paid in capital.

3.  NOTES PAYABLE

The Company maintained a $1,764,408 note from Western National Bank as of June 30, 2005. The note is secured by the home office building. The note will mature on April 22, 2013. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest on April 22, 2013. Interest will be accrued at 6% until April 22, 2008 at which time the rate may change. The interest rate change will be the Wall Street Journal Prime Rate of Interest, subject to a floor of 6% and a ceiling of 9.5%.

On March 2, 2005 the Company borrowed $570,355 from Brooke Credit Corporation at a fixed interest rate of 8% over a ten year period (See Note 2). The note is payable in 120 monthly payments of $6,897. The balance of the note at June 30, 2005 was $555,726.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  NET EARNINGS PER COMMON SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. On March 2, 2005 the Company acquired 450,500 shares of its common stock from Brooke. The weighted average number of common shares outstanding was 4,388,404 and 4,687,078 for the six months ended June 30, 2005 and June 30, 2004, respectively. The weighted average number of common shares outstanding was 4,237,578 and 4,687,078 for the three months ended June 30, 2005 and June 30, 2004, respectively.

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

The Company denies Meyer's allegations and will vigorously defend against them as well as pursue its claims against Meyer. The Company and Meyer have agreed to resolve this case via binding arbitration. An arbiter has been selected and arbitration is scheduled to commence on November 7, 2005. No accrual of any loss or gain that may result from the resolution of these matters has been reflected in the financial statements. The amount of the ultimate loss or gain could differ materially from the amounts noted above.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. The brokerage operations of FLBI are included in corporate operations as a result of their relative insignificance to date. Segment information for the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004 is as follows:


                                                            Three months ended               Six months ended
                                                         June 30,        June 30,        June 30,        June 30,
                                                           2005            2004            2005            2004
                                                       ------------    ------------    ------------    ------------
Revenues:
     Life and annuity insurance operations             $  1,131,169    $    867,026    $  2,422,448    $  2,283,736
     Corporate operations                                    55,245          43,912         110,465         297,431
                                                       ------------    ------------    ------------    ------------
          Total                                        $  1,186,414    $    910,938    $  2,532,913    $  2,581,167
                                                       ============    ============    ============    ============


Income (loss) before income taxes:
     Life and annuity insurance operations             $          4    $      6,738    $     83,696    $    395,118
     Corporate operations                                  (191,387)       (247,552)       (491,159)       (245,948)
                                                       ------------    ------------    ------------    ------------
          Total                                        $   (191,383)   $   (240,814)   $   (407,463)   $    149,170
                                                       ============    ============    ============    ============


Depreciation and amortization expense:
     Life and annuity insurance operations             $    144,812    $    191,507    $    340,944    $    385,463
     Corporate operations                                    41,523          27,948          82,870          55,720
                                                       ------------    ------------    ------------    ------------
          Total                                        $    186,335    $    219,455    $    423,814    $    441,183
                                                       ============    ============    ============    ============


                                                                                          June 30,      December 31,
                                                                                            2005           2004
                                                                                       ------------    ------------
Assets:
     Life and annuity insurance operations                                             $ 21,075,979    $ 18,305,111
     Corporate operations                                                                 3,705,697       4,649,885
                                                                                       ------------    ------------
          Total                                                                        $ 24,781,676    $ 22,954,996
                                                                                       ============    ============


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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2004 to June 30, 2005 are highlighted below.

Total assets increased from $22,954,996 at December 31, 2004 to $24,781,676 at June 30, 2005. The increase in total assets is primarily attributable to the investment of premiums received during the year. Given the long-term nature of the policy and contract liabilities associated with these premiums, management is able to invest these premiums for a period of time until a payout of policy benefits is required.

The Company's available-for-sale fixed maturity securities had a fair value of $13,452,652 and $13,479,388 at June 30, 2005 and December 31, 2004,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

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

Available for sale equity securities increased from $236,342 at December 31, 2004 to $459,330 at June 30, 2005. The increase is attributable to the purchases of equity securities of $247,750 during the six months ended June 30, 2005. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

Mortgage loans on real estate increased from $349,542 at December 31, 2004 to $1,058,563 at June 30, 2005. The increase is attributable to the purchase of two additional mortgage loans on commercial properties. The Company currently owns three mortgage loans. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Other investments increased from $206,306 at December 31, 2004 to $776,585 at June 30, 2005. The increase is attributable to the purchase of additional investments in lottery prize cash flows during the six months ended June 30, 2005. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents decreased to $314,769 at June 30, 2005 from $527,028 at December 31, 2004. Refer to the statement of cash flows for sources and uses of cash.

Accounts receivable increased 66% from $258,194 at December 31, 2004 to $429,843 at June 30, 2005. The increase is primarily due to an increase of $163,716 in amounts due from agents. An allowance for uncollectible items is not deemed necessary with respect to these receivables.

Deferred policy acquisition costs, net of amortization, increased 10% from $4,516,994 at December 31, 2004 to $4,955,380 at June 30, 2005 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.

Liabilities increased to $16,913,312 at June 30, 2005 from $13,988,309 at December 31, 2004. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $678,431 or 16% from December 31, 2004 to June 30, 2005. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $1,593,507 or 23% from December 31, 2004 to June 30, 2005. In 2005, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company's FA2000 product. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Deposits on pending policy applications increased $25,407 from $9,668 at December 31, 2004 to $35,075 at June 30, 2005. Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from year to year are attributable to the timing of the approval and delivery of any new business which has been submitted to the Company.

Commissions, salaries, wages and benefits payable increased $19,744 or 19% from $103,944 at December 31, 2004 to $123,688 at June 30, 2005. The increase is attributable to an increase in the number of employees at June 30, 2005 compared to December 31, 2004 and the timing issues associated with payroll dates.

Other liabilities increased $45,265 from $200,870 at December 31, 2004 to $246,135 at June 30, 2005. The increase is attributable to timing factors associated with the payment of significant invoices for professional services. Notes payable increased $528,527 from $1,791,607 at December 31, 2004 to $2,320,134 at June 30, 2005. The increase is attributable to the Company acquiring 450,500 shares of its common stock from Brooke. The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remaining $570,355 at a fixed interest rate of 8% over a ten year period.

Deferred federal income taxes payable increased to $633,500 at June 30, 2005 from $603,489 at December 31, 2004. Deferred federal income taxes payable are established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized gains of available-for-sale securities.

Results of Operations

Significant components of revenues include life insurance premiums (net of reinsurance), net investment income, and net realized investment gain. The following table provides information concerning net premium income for the three months and six months ended June 30, 2005 and 2004:

                                   Three months ended             Six months ended
                                 June 30,      June 30,       June 30,        June 30,
                                   2005          2004           2005            2004
                               -----------    -----------    -----------    -----------
Whole life insurance:
     First year                $   278,879    $   196,123    $   500,014    $   483,105
     Renewal                       650,435        587,691      1,578,015      1,381,383
Term insurance:
     First year                        937            310            977            940
     Renewal                        11,264         12,278         12,986         13,748
     Single premium                  3,500            700          9,220          2,320
                               -----------    -----------    -----------    -----------

Gross premium income               945,015        797,102      2,101,212      1,881,496

Reinsurance premiums assumed         3,845          4,198          5,880          5,380
Reinsurance premiums ceded         (22,421)       (25,471)       (68,197)       (73,081)
                               -----------    -----------    -----------    -----------

Net premium income             $   926,439    $   775,829    $ 2,038,895    $ 1,813,795
                               ===========    ===========    ===========    ===========


Net premium income increased $225,100 or 12% from the six months ended June 30, 2004 to the same period during 2005. Total first year whole life premium increased $16,909 or 3% from 2004 to 2005. The increase is attributable to an increase in the production of the Company's Golden Eagle Whole Life (Final Expense) product.

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

Total renewal year whole life premiums increased $196,632 or 14% from the six months ended June 30, 2004 to the same period during 2005. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year's first year premium, other than single premium.

Net premium income increased $150,610 or 19% from the three months ended June 30, 2004 to the same period during 2005. Total first year whole life premium increased $82,756 or 42% from 2004 to 2005. Total renewal year whole life premiums increased $62,744 or 11% from the three months ended June 30, 2004 to the same period during 2005.

Net investment income increased $188,890 or 89% from the six months ended June 30, 2004 to the same period during 2005 and increased $121,360 or 135% from the three months ended June 30, 2004 to the same period in 2005. During the first quarter of 2004 the Company sold a significant portion of its bond portfolio in order to realize market gains and reinvest the resulting proceeds using a new investment strategy. The new strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group. The proceeds from the sale were used to purchase short-term securities with maturities ranging from 30 to 120 days. As these short term securities matured, the proceeds were reinvested in conjunction with the new investment strategy.

Net realized investment gain (loss) decreased $462,819 from the six months ended June 30, 2004 to the same period during 2005. The decrease is attributable to the sale of a significant portion of the Company's bond portfolio during the three months ended March 31, 2004. Gains totaling $464,363 were realized upon the sale of these bonds.

Benefits and expenses totaled $2,940,376 and $2,431,997 during the six months ended June 30, 2005 and 2004, respectively. Included in total benefits and expenses were policy reserve increases of $678,432 and $538,440 during the six months ended June 30, 2005 and 2004, respectively. Benefits and expenses totaled $1,377,797 and $1,151,752 during the three months ended June 30, 2005 and 2004, respectively. Included in total benefits and expenses were policy reserve increases of $266,684 and $169,424 during three months ended June 30, 2005 and 2004, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Policyholder surrender values increased $57,844 from $52,303 during the six months ended June 30, 2004 to $110,147 during the same period in 2005. Policyholder surrender values increased $29,949 from $30,589 during the three months ended June 30, 2004 to $60,538 during the same period in 2005. This increase is attributable to the maturation of policies.

Interest credited on annuities and premium deposits totaled $184,594 and $160,039 for the six months ended June 30, 2005 and 2004, respectively. The increase of $24,555 or 15% is primarily a result of the increase in annuity fund balances due to the introduction of several new annuity products in 2005. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce. The average interest credit rate on annuities and premium deposits has decreased from 5.7% to 4.7% during the six months ended June 30, 2004 and 2005, respectively. The decrease is attributable to management's attempt to more effectively manage the interest spread between the rate the Company earns on its investment portfolio and the rate being credited to policyholder accounts combined with the introduction of several new annuity products during 2005 which are deemed to be shorter in duration and thus credit interest at a lesser rate than other annuities which have historically been offered by the Company.

Death claims increased $69,491 or 51% from the six months ended June 30, 2004 to the same period during 2005 and increased $78,557 or 143% from the three months ended June 30, 2004 to the same period in 2005. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies. Mortality experience by the Company to date is within management's expectations.

Commission expense totaled $694,382 and $534,989 for the six months ended June 30, 2005 and 2004, respectively and $393,422 and $241,735 for the three months ended June 30, 2005 and 2004, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The increase in commission expense is directly related to the increase in net premium income during the three and six month periods ended June 30, 2005.

Salaries, wages and employee benefits increased from $554,623 during the six months ended June 30, 2004 to $633,369 during the same period in 2005 and increased from $285,175 during the three months ended June 30, 2004 to $318,329 during the same period in 2005. The increase during 2005 is primarily attributable to an increase in employee headcount combined with increased employee benefit expenses.

Other operating costs and expenses totaled $793,869 and $601,831 for the six months ended June 30, 2005 and 2004, respectively. Significant components of the $192,038 increase from 2004 to 2005 include the following. Office expenses increased $96,843 primarily due to increased printing costs incurred in conjunction with the development of various new products released during 2005. Interest expense increased $12,895 due to the borrowing of $570,355 from Brooke. Agency expenses increased $31,673. Depreciation increased $27,150. The Company incurred a loss of $35,465 on the transaction with Brooke (See Note 2 to the Condensed Consolidated Financial Statements). Other operating costs and expenses totaled $372,937 and $314,019 for the three months ended June 30, 2005 and 2004, respectively. Significant components of the $58,918 increase from 2004 to 2005 include the following. Office expenses increased $57,372 primarily due to increased printing costs incurred in conjunction with the development of various new products released during 2005. Interest expense increased $10,432 due to the borrowing of $570,355 from Brooke. Agency expenses increased $30,991. Depreciation increased $13,575. These increases were offset by a decrease in professional fees of $56,067.

As a result of the items noted above the Company incurred a net loss of $422,414 for the six months ended June 30, 2005 and net income of $145,961 for the six months ended June 30, 2004 and a net loss of $191,093 and $221,514 for the three months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

During the quarter ended June 30, 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the six months ended June 30, 2005 totaled $60,044 as compared with $351,782 for the six months ended June 30, 2004.

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

As of June 30, 2005, the Company had consolidated cash reserves and liquid investments of approximately $14,209,951, as compared with $14,200,958 at December 31, 2004. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $13,358,036 and $12,812,107, respectively. However, due to insurance regulatory restrictions, these amounts cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis. As of these dates, cash reserves and liquid investments at the parent company level were approximately $851,915 and $1,388,851, respectively.

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

ITEM 1.           LEGAL PROCEEDINGS

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

The Company denies Meyer's allegations and will vigorously defend against them as well as pursue its claims against Meyer. The Company and Meyer have agreed to resolve this case via binding arbitration. An arbiter has been selected and arbitration is scheduled to commence on November 7, 2005. No accrual of any loss or gain that may result from the resolution of these matters has been reflected in the financial statements. The amount of the ultimate loss or gain could differ materially from the amounts noted above.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company attempted to hold its regularly scheduled annual meeting of shareholders on June 14, 2005 for the purpose of electing directors and ratifying the appointment of independent auditors. However, shareholder attendance (in person and by proxy) did not constitute quorum to transact business pursuant to the Company's bylaws. Therefore, no business was transacted. Accordingly, the following existing directors remain in office:
Thomas Fogt; Paul "Bud" Burke, Jr.; Harland Priddle; Gary Yager; Edward Carter; Kenneth Frahm; John Montgomery; Stephen Irsik; and John Van Engelen.

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

10.6 Stock Repurchase Agreement between First American Capital Corporation and Brooke Corporation dated March 2, 2005 (Incorporated by reference from Exhibit 10.7 to the Registrant's Form 10-KSB filed March 31, 2005)

10.7 Warrant for 50,000 shares of First American Capital Corporation common stock for $1.71per share issued to Brooke Corporation effective March 2, 2005 (Incorporated by reference from Exhibit 10.8 to the Registrant's Form 10-KSB filed March 31, 2005)

10.8 Warrant for 50,000 shares of First American Capital Corporation common stock for $3.35per share issued to Brooke Corporation effective March 2, 2005 (Incorporated by reference from Exhibit 10.9 to the Registrant's Form 10-KSB filed March 31, 2005)

10.9 Warrant for 50,000 shares of First American Capital Corporation common stock for $5.00per share issued to Brooke Corporation effective March 2, 2005 (Incorporated by reference from Exhibit 10.10 to the Registrant's Form 10-KSB filed March 31, 2005)

Exhibit No.       Description

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1 Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2 Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

                  (*) Filed herewith

b)                Reports on Form 8-K

                  The Company filed current reports on Form 8-K dated April 11, 2005 and April 22, 2005 announcing current developments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


Date: 08/12/2005                             By: /S/ John F. Van Engelen
    -------------------------------            ---------------------------------
                                             John F. Van Engelen
                                             President & Chief Executive Officer




Date: 08/12/2005                             By: /S/ Patrick A. Tilghman
    -------------------------------            ---------------------------------
                                             Patrick A. Tilghman
                                             Treasurer & Chief Financial Officer