Form 10QSB
period 2005-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2005-11-21
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________.

                        Commission file number : 0-25679

                       FIRST AMERICAN CAPITAL CORPORATION
              (Exact Name of small business issuer in its charter)

         Kansas                                         48-1187574
(State of incorporation)                 (I.R.S. Employer Identification Number)

1303 S.W. First American Place Topeka, Kansas 66604
(Address of principal executive offices)

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

Common Stock, $.10 Par Value - 4,237,578 shares as of November 1, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB

                                                                    Page Numbers
                                                                    ------------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2005
   and December 31, 2004.........................................         3

Condensed Consolidated Statements of Operations for the
   three months ended September 30, 2005 and 2004 and for the
   nine months ended September 30, 2005 and 2004.................         5

Condensed Consolidated Statements of Comprehensive Income
   for the three months ended September 30, 2005 and 2004
   and for the nine months ended September 30, 2005 and 2004.....         6

Condensed Consolidated Statements of Cash Flows for the
   nine months ended September 30, 2005 and 2004.................         7

Notes to Condensed Consolidated Financial Statements.............         9

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations...........................        13

Item 3. Controls and Procedures..................................        21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings........................................        22

Item 6. Exhibits and Reports on Form 8-K.........................        23

SIGNATURES.......................................................        25

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                          September 30,   December 31,
                                                               2005           2004
                                                          -------------   ------------
ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost, $13,141,417
         in 2005 and $13,206,486 in 2004)                  $13,155,206    $13,479,388
      Equity securities (cost of $458,150 in 2005
         and $235,400 in 2004)                                 458,027        236,342
   Investments in real estate                                  274,564        274,564
   Policy loans                                                102,845         86,946
   Mortgage loans on real estate                             1,222,849        349,542
   Other investments                                         1,133,434        206,306
                                                           -----------    -----------
Total investments                                           16,346,925     14,633,088

Cash and cash equivalents                                      592,985        527,028
Accrued investment income                                      196,795        214,140
Accounts receivable                                            464,864        258,194
Reinsurance receivables                                        658,968             --
Deferred policy acquisition costs (net of accumulated
   amortization of $3,556,404 in 2005 and $3,081,632 in
   2004)                                                     4,996,230      4,516,994
Property and equipment (net of accumulated depreciation
   of $780,671 in 2005 and $668,821 in 2004)                 2,794,502      2,775,187
Other assets                                                    23,689         30,365
                                                           -----------    -----------
Total assets                                               $26,074,958    $22,954,996
                                                           ===========    ===========

See notes to condensed consolidated financial statements

                       FIRST AMERICAN CAPITAL CORPORATION

                                                    September 30,   December 31,
                                                         2005           2004
                                                    -------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
   Future annuity benefits                           $ 9,387,060    $ 6,806,430
   Future policy benefits                              5,039,486      4,149,304
   Liability for policy claims                           141,906        112,906
   Policyholder premium deposits                         155,986        186,971
   Deposits on pending policy applications                 8,494          9,668
   Reinsurance premiums payable                          243,880         23,120
   Amounts held under reinsurance                        300,883             --
                                                     -----------    -----------
Total policy and contract liabilities                 15,277,695     11,288,399

Commissions, salaries, wages and benefits payable        122,242        103,944
Other liabilities                                        369,118        200,870
Notes payable                                          2,296,966      1,791,607
Deferred federal income taxes payable                    568,414        603,489
                                                     -----------    -----------
Total liabilities                                     18,634,435     13,988,309

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares
   authorized; 5,449,578 shares issued and
   4,237,578 shares outstanding in 2005; and
   5,449,578 issued and 4,688,078 shares
   outstanding in 2004                                   544,958        544,958
Additional paid in capital                            12,416,181     12,380,716
Accumulated deficit                                   (3,378,304)    (2,795,775)
Accumulated other comprehensive income                    11,709        220,454
Less: Treasury stock held at cost (1,212,000
   shares in 2005 and 761,500 in 2004)                (2,154,021)    (1,383,666)
                                                     -----------    -----------
Total shareholders' equity                             7,440,523      8,966,687
                                                     -----------    -----------
Total liabilities and shareholders' equity           $26,074,958    $22,954,996
                                                     ===========    ===========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)                     (Unaudited)
                                                  Three months ended              Nine months ended
                                            -----------------------------   -----------------------------
                                            September 30,   September 30,   September 30,   September 30,
                                                 2005            2004           2005             2004
                                            -------------   -------------   -------------   -------------
Revenues:
   Gross premium income                      $1,022,887      $  827,664      $3,124,099      $2,709,160
   Reinsurance premiums assumed                   3,780           3,198           9,660           8,578
   Reinsurance premiums ceded                  (216,142)        (22,449)       (284,339)        (95,530)
                                             ----------      ----------      ----------      ----------
      Net premium income                        810,525         808,413       2,849,420       2,622,208
   Net investment income                        220,784         136,380         621,652         348,358
   Net realized investment gain (loss)           (3,378)             --          (1,836)        464,361
   Rental income                                 50,394          45,779         141,952         136,774
   Other income                                      53              --             103              38
                                             ----------      ----------      ----------      ----------
      Total revenue                           1,078,378         990,572       3,611,291       3,571,739

Benefits and expenses:
   Increase in policy reserves                  211,750         159,912         890,182         698,352
   Policyholder surrender values                 59,909          59,035         170,056         111,338
   Interest credited on annuities and
      premium deposits                          104,164          89,054         288,758         249,093
   Death claims                                 140,479          82,341         346,479         218,850
   Commissions                                  228,419         248,221         922,801         783,210
   Policy acquisition costs deferred           (174,678)       (303,230)       (954,007)       (942,616)
   Amortization of deferred policy
      acquisition costs                         133,828         208,909         474,772         594,372
   Salaries, wages, and employee benefits       296,449         266,617         929,819         821,240
   Miscellaneous taxes                           31,374          33,329         109,343         140,515
   Other operating costs and expenses           205,389         450,030         999,256       1,051,861
                                             ----------      ----------      ----------      ----------
      Total benefits and expenses             1,237,083       1,294,218       4,177,459       3,726,215
                                             ----------      ----------      ----------      ----------
Income (loss) before income tax expense        (158,705)       (303,646)       (566,168)       (154,476)
                                             ----------      ----------      ----------      ----------
Income tax expense (benefit)                      1,410         (28,716)         16,361         (25,507)
                                             ----------      ----------      ----------      ----------
Net income (loss)                            $ (160,115)     $ (274,930)     $ (582,529)     $ (128,969)
                                             ==========      ==========      ==========      ==========
Net income (loss) per common
   share - basic and diluted                 $    (0.04)     $    (0.06)     $    (0.13)     $    (0.03)
                                             ==========      ==========      ==========      ==========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      (Unaudited)                     (Unaudited)
                                                   Three months ended              Nine months ended
                                             -----------------------------   -----------------------------
                                             September 30,   September 30,   September 30,   September 30,
                                                  2005            2004            2005            2004
                                             -------------   -------------   -------------   -------------
Net income (loss)                              $(160,115)      $(274,930)      $(582,529)      $(128,969)
Unrealized gain (loss) on
   available-for-sale securities:
   Unrealized holding gain (loss)
      during the period                         (337,597)        112,712        (262,015)         57,042
   Less: Reclassification for gains (loss)
      included in net income                      (3,378)             --          (1,836)        464,361
   Tax expense                                    66,492         (22,640)         51,433         108,599
                                               ---------       ---------       ---------       ---------
Other comprehensive income (loss)               (267,727)         90,072        (208,746)       (298,720)
                                               ---------       ---------       ---------       ---------
Comprehensive income (loss)                    $(427,842)      $(184,858)      $(791,275)      $(427,689)
                                               =========       =========       =========       =========
Comprehensive income (loss) per
   common share-basic and diluted              $   (0.10)      $   (0.04)      $   (0.18)      $   (0.09)
                                               =========       =========       =========       =========

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (Unaudited)     (Unaudited)
                                                          September 30,   September 30,
                                                               2005            2004
                                                          -------------   -------------
OPERATING ACTIVITIES:
Net loss                                                    $(582,529)      $(128,969)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Interest credited on annuities and premium deposits        288,758         249,093
   Net realized investment (gain) loss                          1,836        (464,361)
   Provision for depreciation                                 114,555          88,750
   Equity loss in investment in affiliate                          --          28,516
   Settlement loss                                             35,465              --
   Amortization of premium and accretion of discount on
      fixed maturity and short-term investments                34,204         105,870
   Provision for deferred federal income taxes                 16,361         (25,507)
   (Increase) decrease in accrued investment income            17,345         (16,280)
   (Increase) decrease in accounts receivable                (206,670)         73,286
   Increase in reinsurance receivables                       (658,968)             --
   Acquisition costs capitalized                             (954,007)       (942,616)
   Amortization of deferred acquisition costs                 474,772         594,372
   Increase in policy loans                                   (15,899)        (11,870)
   (Increase) decrease in other assets                          6,676         (23,403)
   Increase in future policy benefits                         890,182         698,352
   Increase (decrease) in liability for policy claims          29,000         (17,477)
   Decrease in deposits on pending policy applications         (1,174)        (27,085)
   Increase (decrease) in reinsurance premiums payable        220,760          (7,017)
   Increase in amounts held under reinsurance                 300,883              --
   Increase in commissions, salaries, wages and
      benefits payable                                         18,298          40,740
   Increase in other liabilities                              168,248         168,708
                                                            ---------       ---------
Net cash provided by operating activities                   $ 198,096       $ 383,102

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                       (Unaudited)     (Unaudited)
                                                      September 30,   September 30,
                                                           2005            2004
                                                      -------------   -------------
INVESTING ACTIVITIES:
   Purchase of available-for-sale fixed maturities     $(1,565,239)    $(9,059,880)
   Sale of available-for-sale fixed maturities             400,080       6,525,444
   Maturity of available-for-sale fixed maturities       1,156,623       1,350,000
   Purchase of available-for-sale equity securities       (247,750)         (2,350)
   Sale of available-for-sale equity securities             25,000              --
   Additions to property and equipment                    (133,870)        (69,550)
   Purchase of other investments                          (997,900)       (128,860)
   Maturity of other investments                           108,333              --
   Purchase of investments in affiliate                         --         (11,500)
   Dispositions of investments in affiliate                     --          48,184
   Purchase of mortgage loans                             (889,600)             --
   Payments received on mortgage loans                      16,293              --
   Payments on notes receivable                                 --          13,741
   Purchases of short-term investments                          --      (3,925,512)
   Sale or maturity of short-term investments                   --       4,176,782
                                                       -----------     -----------
Net cash (used in) provided by investing activities     (2,128,030)     (1,083,501)

FINANCING ACTIVITIES:
   Proceeds from note payable                              570,355              --
   Payments on notes payable                               (64,996)        (38,107)
   Deposits on annuity contracts                         2,793,590       1,404,897
   Surrenders on annuity contracts                        (496,396)       (213,455)
   Policyholder premium deposits                            23,938          22,472
   Withdrawals on policyholder premium deposits            (60,245)        (53,664)
   Purchase of treasury stock                             (770,355)             --
                                                       -----------     -----------
Net cash provided by financing activities                1,995,891       1,122,143
                                                       -----------     -----------
(Decrease) Increase in cash and cash equivalents            65,957         421,744
Cash and cash equivalents, beginning of period             527,028         397,789
                                                       -----------     -----------
Cash and cash equivalents, end of period               $   592,985     $   819,533
                                                       ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
   Interest paid                                       $   105,084     $    83,697
                                                       ===========     ===========
   Income taxes paid                                   $        --     $        --
                                                       ===========     ===========
SCHEDULE OF NON-CASH INVESTING TRANSACTIONS:
   Receivable on sale of securities                    $        --     $        --
                                                       ===========     ===========

See notes to condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month and nine month periods ended September 30, 2005 and 2004 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

2. REINSURANCE

Effective September 29, 2005, the Company and Wilton Reassurance Company ("Wilton Re"), of Wilton, CT, executed a binding letter of intent whereby both parties agreed that the Company would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by the Company subsequent to January 1, 2005. Wilton Re has agreed to provide various commission and expense allowances to the Company in exchange for the Company ceding 50% of the applicable premiums to Wilton Re as they are collected. The impact of this reinsurance agreement on the condensed consolidated financial statements for the nine months ended September 30, 2005 is summarized below.

                                          Balance                   Balance
                                         Excluding                 Including
                                        Reinsurance     Impact    Reinsurance
                                        -----------   ---------   -----------
Balance Sheet

Assets:
Accounts receivable                      $  466,192   $  (1,328)  $  464,864
Reinsurance receivables                          --     658,968      658,968
Deferred policy acquisition costs         5,254,203    (257,973)   4,996,230
                                                      ---------
                                                      $ 399,667

Liabilities & Shareholders' Equity:
Future policy benefits                   $5,146,874   $(107,388)  $5,039,486
Liability for policy claims                 171,582     (29,676)     141,906
Reinsurance premiums payable                 18,798     225,082      243,880
Amounts held under reinsurance                   --     300,883      300,883
Deferred federal income taxes payable       560,291       8,123      568,414
Shareholders' equity                      7,437,880       2,643    7,440,523
                                                      ---------
                                                      $ 399,667

Statement of Operations

Revenues:
Reinsurance premiums ceded           $   (93,158)  $(191,181)  $(284,339)

Benefits & Expenses:
Increase in policy reserves          $   997,570   $(107,388)  $ 890,182
Death claims                             385,945     (39,466)    346,479
Commissions                            1,118,854    (196,053)    922,801
Policy acquisition costs deferred     (1,256,242)    302,235    (954,007)
Amortization of deferred policy
   acquisition costs                     519,034     (44,262)    474,772
Miscellaneous taxes                      114,088      (4,745)    109,343
Other operating costs and expenses     1,111,524    (112,268)    999,256
                                                   ---------
                                                   $(201,947)

Income tax expense                   $     8,238   $   8,123   $  16,361
Net income (loss)                    $  (585,172)  $   2,643   $(582,529)

3. LEASES

Effective August 29, 2005, the Company executed a lease agreement with a tenant for the remaining 2,400 square feet of vacant space in its 20,000 square foot office building. The base lease period commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew if not terminated on or after August 15, 2010 for another five years. The lease agreement calls for minimum monthly base lease payments of $4,332 for the period September 1, 2005 through August 31, 2010. The lease payments will decrease to $3,100 per month for the period September 1, 2010 through August 31, 2015. In conjunction with the execution of the lease agreement, the Company incurred $103,372 in tenant improvement costs to prepare the space for lease. These costs are being depreciated on a straight line basis over the base lease term of five years.

4. TREASURY STOCK TRANSACTION

On March 2, 2005 the Company acquired 450,500 shares of its common stock from a single, corporate shareholder, Brooke Corporation ("Brooke"). The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remainder at a fixed interest rate of 8% over a ten year period. The agreement also grants Brooke three separate warrants to purchase common stock for 50,000 shares each at prices of $1.71, $3.35 and $5.00. The warrants are exercisable in 2012 or immediately prior to any earlier change of control involving the Company and expire no later than 2015. The agreement also contained covenants whereby Brooke agreed, among other things, not to purchase additional shares of the Company's common stock or participate in any proxy contest or other effort to take control of the Company for a period of five years. The Company incurred a loss on the transaction in the amount of $35,465. The loss is included in other operating costs and expenses for the nine months ended September 30, 2005. The fair value of the warrants has been included in additional paid in capital.

5. NOTES PAYABLE

The Company maintained a $1,750,789 note to VisionBank as of September 30, 2005. The note is secured by the home office building. The note will mature on April 22, 2013. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest on April 22, 2013. Interest will be accrued at 6% until April 22, 2008 at which time the rate may change. The interest rate change will be the Wall Street Journal Prime Rate of Interest, subject to a floor of 6% and a ceiling of 9.5%.

On March 2, 2005 the Company borrowed $570,355 from Brooke Credit Corporation at a fixed interest rate of 8% over a ten year period (See Note 4). The note is payable in 120 monthly payments of $6,897. The balance of the note at September 30, 2005 was $546,177.

6. NET EARNINGS PER COMMON SHARE

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. On March 2, 2005 the Company acquired 450,500 shares of its common stock from Brooke. The weighted average number of common shares outstanding was 4,337,239 and 4,687,078 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The weighted average number of common shares outstanding was 4,237,578 and 4,687,078 for the three months ended September 30, 2005 and September 30, 2004, respectively.

7. FEDERAL INCOME TAXES

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

8. COMMITMENTS AND CONTINGENCIES

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

On August 1, 2005, the District Court of Shawnee County, Kansas entered an order, by agreement, submitting the claims to binding arbitration. The arbitration commenced on November 7, 2005 and concluded on November 10, 2005. The results of the arbitration have not been announced. No accrual of any loss or gain that may result from the resolution of these matters has been reflected in the financial statements. The amount of the ultimate loss or gain could differ materially from the amounts noted above.

9. SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate operations. The brokerage operations of FLBI are included in corporate operations as a result of their relative insignificance to date. Segment information for the three and nine months ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004 is as follows:

                                                 Three months ended              Nine months ended
                                           -----------------------------   -----------------------------
                                           September 30,   September 30,   September 30,   September 30,
                                                2005            2004            2005            2004
                                           -------------   -------------   -------------   -------------
Revenues:
   Life and annuity insurance operations    $1,023,392       $ 942,989      $3,445,840      $3,226,725
   Corporate operations                         54,986          47,583         165,451         345,014
                                            ----------       ---------      ----------      ----------
      Total                                 $1,078,378       $ 990,572      $3,611,291      $3,571,739
                                            ==========       =========      ==========      ==========
Income (loss) before income taxes:
   Life and annuity insurance operations    $   16,190       $  36,973      $   99,886      $  432,091
   Corporate operations                       (174,895)       (340,619)       (666,054)       (586,567)
                                            ----------       ---------      ----------      ----------
      Total                                 $ (158,705)      $(303,646)     $ (566,168)     $ (154,476)
                                            ==========       =========      ==========      ==========
Depreciation and amortization expense:
   Life and annuity insurance operations    $  133,828       $ 208,909      $  474,772      $  594,372
   Corporate operations                         31,685          33,030         114,555          88,750
                                            ----------       ---------      ----------      ----------
      Total                                 $  165,513       $ 241,939      $  589,327      $  683,122
                                            ==========       =========      ==========      ==========

                                                                           September 30,   December 31,
                                                                                2005           2004
                                                                           -------------   ------------
Assets:
   Life and annuity insurance operations                                    $22,366,182     $18,305,111
   Corporate operations                                                       3,708,776       4,649,885
                                                                            -----------     -----------
      Total                                                                 $26,074,958     $22,954,996
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

Financial Condition

Significant changes in the condensed consolidated balance sheets from December 31, 2004 to September 30, 2005 are highlighted below.

Total assets increased from $22,954,996 at December 31, 2004 to $26,074,958 at September 30, 2005. The increase in total assets is primarily attributable to the investment of premiums received during the year. Given the long-term nature of the policy and contract liabilities associated with these premiums, management is able to invest these premiums for a period of time until a payout of policy benefits is required.

The Company's available-for-sale fixed maturity securities had a fair value of $13,155,206 and $13,479,388 at September 30, 2005 and December 31, 2004,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

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

Available for sale equity securities increased from $236,342 at December 31, 2004 to $458,027 at September 30, 2005. The increase is attributable to the purchases of equity securities of $247,750 during the nine months ended September 30, 2005. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

Mortgage loans on real estate increased from $349,542 at December 31, 2004 to $1,222,849 at September 30, 2005. The increase is attributable to the purchase of three additional mortgage loans on commercial properties. The Company currently owns four mortgage loans. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Other investments increased from $206,306 at December 31, 2004 to $1,133,434 at September 30, 2005. The increase is attributable to the purchase of additional investments in lottery prize cash flows during the nine months ended September 30, 2005. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents increased to $592,985 at September 30, 2005 from $527,028 at December 31, 2004. Refer to the statement of cash flows for sources and uses of cash.

Accounts receivable increased 80% from $258,194 at December 31, 2004 to $464,864 at September 30, 2005. The increase is primarily due to an increase of $174,640 in amounts due from agents. An allowance for uncollectible items is not deemed necessary with respect to these receivables.

Reinsurance receivables increased from $0 at December 31, 2004 to $658,968 at September 30, 2005. The increase during the year represents the balance due from Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product (See Note 2 to the Condensed Consolidated Financial Statements). Of the $658,968 balance due, $532,166 is attributable to commission allowances paid on an annualized basis, $117,012 is attributable to expense allowances, and $9,790 represents a recovery for paid claims.

Deferred policy acquisition costs, net of amortization, increased 11% from $4,516,994 at December 31, 2004 to $4,996,230 at September 30, 2005 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.

Liabilities increased to $18,634,435 at September 30, 2005 from $13,988,309 at December 31, 2004. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $890,182 or 21% from December 31, 2004 to September 30, 2005. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $2,580,630 or 38% from December 31, 2004 to September 30, 2005. In 2005, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company's FA2000 product. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Reinsurance premiums payable increased from $23,120 at December 31, 2004 to $243,880 at September 30, 2005. The increase during the year is representative of the balance due to Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product. Of the $225,082 balance due to Wilton Re at September 30, 2005, $189,853 represents ceded premiums and $35,229 represents a charge back of commission allowances due from Wilton Re.

Amounts held under reinsurance increased from $0 at December 31, 2004 to $300,883 at September 30, 2005. The increase during the year represents the unearned portion of commission allowances due to the Company by Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product. Commission allowances are paid to the Company on an annualized basis and initially recorded by the Company as a liability. The liability is subsequently released and applied against policy acquisition costs over the first policy year as premiums are paid on the applicable business.

Other liabilities increased $168,248 from $200,870 at December 31, 2004 to $369,118 at September 30, 2005. The increase is attributable to timing factors associated with the payment of significant invoices for tenant improvement costs to the Company's home office building and professional services.

Notes payable increased $505,359 from $1,791,607 at December 31, 2004 to $2,296,966 at September 30, 2005. The increase is attributable to the Company acquiring 450,500 shares of its common stock from Brooke. The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remaining $570,355 at a fixed interest rate of 8% over a ten year period.

Deferred federal income taxes payable decreased to $568,414 at September 30, 2005 from $603,489 at December 31, 2004. Deferred federal income taxes payable are established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized gains of available-for-sale securities.

Results of Operations

Significant components of revenues include life insurance premiums (net of reinsurance), net investment income, and net realized investment gain. The following table provides information concerning net premium income for the three months and nine months ended September 30, 2005 and 2004:

                                     Three months ended              Nine months ended
                               -----------------------------   -----------------------------
                               September 30,   September 30,   September 30,   September 30,
                                    2005            2004            2005            2004
                               -------------   -------------   -------------   -------------
Whole life insurance:
   First year                   $  310,783       $208,396       $  810,797      $  691,501
   Renewal                         707,413        606,843        2,285,428       1,988,226
Term insurance:
   First year                          935            100            1,912           1,040
   Renewal                           1,856          2,025           14,842          15,773
   Single premium                    1,900         10,300           11,120          12,620
                                ----------       --------       ----------      ----------
Gross premium income             1,022,887        827,664        3,124,099       2,709,160
Reinsurance premiums assumed         3,780          3,198            9,660           8,578
Reinsurance premiums ceded        (216,142)       (22,449)        (284,339)        (95,530)
                                ----------       --------       ----------      ----------
Net premium income              $  810,525       $808,413       $2,849,420      $2,622,208
                                ==========       ========       ==========      ==========

Net premium income increased $227,212 or 9% from the nine months ended September 30, 2004 to the same period during 2005. Total first year whole life premium increased $119,296 or 17% from 2004 to 2005. The increase is attributable to an increase in the production of the Company's Golden Eagle Whole Life (Final Expense) product.

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

Total renewal year whole life premiums increased $297,202 or 15% from the nine months ended September 30, 2004 to the same period during 2005. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year's first year premium.

Reinsurance premiums ceded increased $188,809 from the nine months ended September 30, 2004 to the same period in 2005. The increase is attributable to $189,853 in premiums due to Wilton Re as of September 30, 2005 in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product.

Net premium income increased $2,112 or 0.3% from the three months ended September 30, 2004 to the same period during 2005. Total first year whole life premium increased $102,387 or 49% from 2004 to 2005. Total renewal year whole life premiums increased $100,570 or 17% from the three months ended September 30, 2004 to the same period during 2005. Reinsurance premiums ceded increased $193,693 from the three months ended September 30, 2004 to the same period in 2005.

Net investment income increased $273,294 or 78% from the nine months ended September 30, 2004 to the same period during 2005 and increased $84,404 or 62% from the three months ended September 30, 2004 to the same period in 2005. During the first quarter of 2004 the Company sold a significant portion of its bond portfolio in order to realize market gains and reinvest the resulting proceeds using a new investment strategy. The new strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group. The proceeds from the sale were used to purchase short-term securities with maturities ranging from 30 to 120 days. As these short term securities matured, the proceeds were reinvested in conjunction with the new investment strategy.

Net realized investment gain (loss) decreased $466,197 from the nine months ended September 30, 2004 to the same period during 2005. The decrease is attributable to the sale of a significant portion of the Company's bond portfolio during the three months ended March 31, 2004. Gains totaling $464,363 were realized upon the sale of these bonds.

Benefits and expenses totaled $4,177,459 and $3,726,215 during the nine months ended September 30, 2005 and 2004, respectively. Included in total benefits and expenses were policy reserve increases of $890,182 and $698,352 during the nine months ended September 30, 2005 and 2004, respectively. Benefits and expenses totaled $1,237,083 and $1,294,218 during the three months ended September 30, 2005 and 2004, respectively. Included in total benefits and expenses were policy reserve increases of $211,750 and $159,912 during three months ended September 30, 2005 and 2004, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Policyholder surrender values increased $58,718 from $111,338 during the nine months ended September 30, 2004 to $170,056 during the same period in 2005. This increase is attributable to the maturation of policies.

Interest credited on annuities and premium deposits totaled $288,758 and $249,093 for the nine months ended September 30, 2005 and 2004, respectively. The increase of $39,665 or 16% is primarily a result of the increase in annuity fund balances due to the introduction of several new annuity products in 2005. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce. The average interest credit rate on annuities and premium deposits has decreased from 5.7% to 4.7% during the nine months ended September 30, 2004 and 2005, respectively. The decrease is attributable to management's attempt to more effectively manage the interest spread between the rate the Company earns on its investment portfolio and the rate being credited to policyholder accounts combined with the introduction of several new annuity products during 2005 which are deemed to be shorter in duration and thus credit interest at a lesser rate than other annuities which have historically been offered by the Company.

Death claims increased $127,629 or 58% from the nine months ended September 30, 2004 to the same period during 2005 and increased $58,138 or 71% from the three months ended September 30, 2004 to the same period in 2005. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies. Mortality experience by the Company to date is within management's expectations.

Commission expense totaled $922,801 and $783,210 for the nine months ended September 30, 2005 and 2004, respectively and $228,419 and $248,221 for the three months ended September 30, 2005 and 2004, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The increase in commission expense during the nine months ended September 30, 2005 is directly related to the increase in net premium income during the same time period. Commission expense decreased during the three months ended September 30, 2005 as a result of $196,053 in commission allowances due from Wilton Re being netted against the balance of commission expense. Commission allowances received on reinsured business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business.

Salaries, wages and employee benefits increased from $821,240 during the nine months ended September 30, 2004 to $929,819 during the same period in 2005 and increased from $266,617 during the three months ended September 30, 2004 to $296,449 during the same period in 2005. The increase during 2005 is primarily attributable to an increase in employee headcount combined with increased employee benefit expenses.

Other operating costs and expenses totaled $999,256 and $1,051,861 for the nine months ended September 30, 2005 and 2004, respectively. The balance of other operating costs and expenses during 2005 is comprised of gross costs totaling $1,111,524, offset by expense allowances received from Wilton Re totaling $112,268. Expense allowances received on reinsured business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business. Significant components of the $59,663 increase in gross other operating costs and expenses from 2004 to 2005 include the following. EDP (Electronic Data Processing) costs increased $57,092 in conjunction with conversion process consulting related to the Company's two life insurance administration systems. Agency expenses increased $28,649 in conjunction with an agency incentive contest. Printing costs increased $27,226 in conjunction with the development of various new products released during 2005. Other increases realized during the nine months ended September 30, 2005 included depreciation ($23,863), interest ($23,181) and building operations ($20,542). The aforementioned increases were offset by reductions in legal and actuarial fees of $103,884 and $47,091, respectively. These decreases are primarily attributable to the nonrecurrence of the professional fees and expenses incurred in the 2004 period in support of the activities of a special committee of the Board of Directors of the Company.

Other operating costs and expenses totaled $205,389 and $450,030 for the three months ended September 30, 2005 and 2004, respectively. The balance of other operating costs and expenses during 2005 is comprised of gross costs totaling $317,657, offset by expense allowances received from Wilton Re totaling $112,268. Significant components of the $132,373 decrease in gross other operating costs and expenses from 2004 to 2005 include the following. Legal and actuarial fees decreased $104,878 and $36,646, respectively. The aforementioned decreases were offset by increases in agency expenses and EDP (Electronic Data Processing) costs of $24,636 and $19,061, respectively.

As a result of the items noted above the Company incurred a net loss of $582,529 and $128,969 for the nine months ended September 30, 2005 and 2004, respectively. The Company incurred a net loss of $160,115 and $274,930 for the three months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

During the quarter ended September 30, 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the nine months ended September 30, 2005 totaled $198,096 as compared with $383,102 for the nine months ended September 30, 2004.

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

As of September 30, 2005, the Company had consolidated cash reserves and liquid investments of approximately $14,189,418, as compared with $14,200,958 at December 31, 2004. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $13,435,302 and $12,812,107, respectively. However, due to insurance regulatory restrictions, these amounts cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis. As of these dates, cash reserves and liquid investments at the parent company level were approximately $754,116 and $1,388,851, respectively.

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

On December 12, 2003, Meyer filed an Answer and Counterclaim against the Company asserting claims for defamation and breach of employment agreement. Meyer seeks damges in excess of $75,000 plus interest and costs on his defamation claims. Meyer seeks damages in the amount of $250,000 for an alleged breach of a provision in his employment contract regarding severance pay; he seeks additional damages in excess of $75,000 for an alleged breach of a provision in the employment contract relating to payment of residual commissions.

On August 1, 2005, the District Court of Shawnee County, Kansas entered an order, by agreement, submitting the claims to binding arbitration. The arbitration commenced on November 7, 2005 and concluded on November 10, 2005. The results of the arbitration have not been announced. No accrual of any loss or gain that may result from the resolution of these matters has been reflected in the financial statements. The amount of the ultimate loss or gain could differ materially from the amounts noted above.

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

10.4          Employment Agreement effective July 1, 2005 between First American
              Capital Corporation and John F. Van Engelen (Incorporated by reference from Exhibit 10.4 to the Registrant's Form 8-K filed
              August 19, 2005)

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

Exhibit No.   Description
-----------   -----------
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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1          Certificate of Chief Executive Officer pursuant to Section 18
              U.S.C. Section 1350 (*)

32.2          Certificate of Chief Financial Officer pursuant to Section 18
              U.S.C. Section 1350 (*)

(*)  Filed herewith

b)   Reports on Form 8-K

     The Company filed a current report on Form 8-K dated August 19, 2005 announcing current developments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN CAPITAL CORPORATION


Date:  11/21/05                         By:  /s/ John F. Van Engelen
      -------------------------------       ------------------------------------
                                            John F. Van Engelen
                                            President & Chief Executive Officer


Date:  11/21/05                         By:  /s/ Patrick A. Tilghman
      -------------------------------       ------------------------------------
                                            Patrick A. Tilghman
                                            Treasurer & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
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

10.4          Employment Agreement effective July 1, 2005 between First American
              Capital Corporation and John F. Van Engelen (Incorporated by reference from Exhibit 10.4 to the Registrant's Form 8-K filed
              August 19, 2005)

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