Form 10KSB
period 2005-12-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2006-03-31
CIK 1082084

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________.

                        Commission file number: 0-25679

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $4,860,502

State the aggregate market value of the voting equity held by non-affiliates:

Of the 4,257,057 shares of common stock of the registrant issued and outstanding as of March 16, 2006, 3,886,857 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.10 Par Value - 4,257,057 shares as of March 16, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.
Item  1.  Description of Business........................................     3
Item  2.  Description of Property........................................     8
Item  3.  Legal Proceedings..............................................     9
Item  4.  Submission of Matters to a Vote of Security Holders............     9

Part II.
Item  5.  Market for Common Equity and Related Stockholder Matters.......     9
Item  6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................    10
Item  7.  Financial Statements...........................................    16
Item  8.  Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.......................................    16
Item  8a. Controls and Procedures........................................    17

Part III.
Item  9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act..............    17
Item 10.  Executive Compensation.........................................    21
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.....................................................    22
Item 12.  Certain Relationships and Related Transactions.................    23
Item 13.  Exhibits and Reports on Form 8-K...............................    24
Item 14.  Principal Accountant Fees and Services.........................    26
Signatures...............................................................    27

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

First Life America Corporation

On October 15, 1997, FLAC received a certificate of authority from the Kansas Insurance Department ("KID") to transact its life insurance and annuity business in the state of Kansas. On November 19, 1998, life insurance operations commenced. Under the provisions of accounting principles generally accepted in the United States of America, FLAC had $6,490,251 of shareholders' equity as of December 31, 2005, and is wholly owned by the Company.

First Life Brokerage, Inc.

Effective June 29, 2005, the Company formed and capitalized First Life Brokerage, Inc. ("FLBI"). FLBI was capitalized with $25,000 and is a direct subsidiary of the Company. FLBI operates as a licensed insurance agency, offering life, health, disability, and annuity products underwritten by other insurance companies. FLBI's strategy is to make use of the Company's existing infrastructure, equipment and personnel by selling other companies' insurance products to the Company's shareholders, FLAC policyholders and the general public. FLBI will also solicit business from independent agents who may need specialized coverage or service offered through FLBI and its insurance contacts. Income will be derived from commissions and fees generated through the sale of insurance products. Although much work has been done to create FLBI and lay a foundation for future growth, the sale of products and recruiting of agents is only beginning. Income received in 2005 was negligible and management is not projecting that FLBI will contribute significantly to the Company's financial results in 2006. FLBI has secured appointment contracts with several well-known insurance companies and is licensed to transact business in four states.

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

Products of FLAC

The primary insurance products currently being marketed by FLAC are as follows:

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

FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

FLAC was previously licensed to transact business in the state of Ohio. FLAC's license in Ohio was suspended during the fourth quarter of 2005. The suspension resulted from FLAC's statutory basis capital and surplus as of September 30, 2005 of $2,495,616 being less than the minimum required level in Ohio of $2,500,000. As of December 31, 2005, FLAC's statutory basis capital and surplus was $2,724,980, which is in excess of the aforementioned minimum requirement. FLAC has appealed the suspension and expects to have its license reinstated in 2006.

Insurance Inforce

The following table provides certain information about FLAC's volume of life insurance coverage inforce for each of the last three years:

Amounts of Insurance (1)

                                       (shown in thousands)
                                 -------------------------------
                                    2005       2004       2003
                                 ---------   --------   --------
Beginning of year                $160,123    $163,424   $154,577
Issued during year                 26,306      16,854     32,877
Reinsurance assumed                 1,096       3,169      6,360
Revived during year                 2,147         694        427
Lapse, surrender and decreased    (26,319)    (24,018)   (30,817)
                                 --------    --------   --------
In-force end of year             $163,353    $160,123   $163,424
                                 ========    ========   ========

(1) Excludes accidental death benefits (shown in thousands) of $33,235, $35,695, and $36,920 in 2005, 2004, and 2003, respectively.

The following table provides certain information about FLAC's policy count for each of the last three years:

                                  (Number of Policies)
                                 ----------------------
                                  2005     2004    2003
                                 ------   -----   -----
Beginning of year                 8,318   6,582   4,927
Issued during year                2,516   1,676   2,239
Reinsurance assumed                  55     726      --
Revived during year                 110      50      27
Lapse, surrender and decreased   (1,143)   (716)   (611)
                                  -----   -----   -----
In-force end of year              9,856   8,318   6,582
                                  =====   =====   =====

As is evidenced by the tables above, the average face amount per policy issued has ranged from approximately $15,000 in 2003 to approximately $10,000 in 2004 and 2005. The relatively small face amount issued is directly related to increased focus being placed on production of the Company's Final Expense product over the past three years. The Final Expense product has a maximum face amount of $25,000, a level significantly less than the other products historically marketed by the Company.

Reinsurance

In order to reduce the financial exposure to adverse underwriting results, insurance companies generally reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company ("Generali") of Kansas City, Missouri, Optimum Re Insurance Company ("Optimum Re") of Dallas, Texas, and Wilton Reassurance Company ("Wilton Re") of Wilton, CT, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the reinsurance agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. In the event that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.

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

Investments

The Kansas Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Kansas Insurance Code are not expected to have a material effect on the investment return of FLAC. The Company is not subject to the limitations, which restrict the investments made by FLAC. Currently, investments of FLAC are held in both short-term, highly liquid securities and long-term, higher yield securities. FLAC implemented a new investment strategy in 2004. The new strategy is focused primarily on matching maturities to the anticipated cash needs of FLAC, but also attempts to match the investment mix to others within FLAC's industry peer group.

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

FLAC and FLBI file a consolidated income tax return with the Company. In certain consolidated return years, the separate tax liability of FLAC, FLBI or the Company may be reduced through the utilization of net operating losses of the other companies comprising the consolidated group. In addition, the taxes payable by the consolidated group as a whole may be reduced by tax credits generated or earned by one company of the consolidated group, which are in effect used to reduce the separate tax liability of the other companies. The tax savings attributable to the use of such tax attributes will inure generally to the benefit of the company of the consolidated group that earned or generated the tax attribute in question. Members of the consolidated group will reimburse one another for the value of the consolidated tax attributes utilized in each consolidated return year.

Financial Information Relating to Industry Segments

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations (conducted by FLAC and by the Company pursuant to the Services Agreement) and corporate operations. The brokerage operations of FLBI are included in corporate operations as a result of their relative insignificance to date. All sales of life insurance by FLAC are to unaffiliated customers. Financial information related to these two segments of the Company's business is presented below.

                                               2005          2004          2003
                                           -----------   -----------   -----------
Revenues:
   Life and annuity insurance operations   $ 4,628,936   $ 4,293,633   $ 3,988,400
   Corporate operations                        231,566       403,843       325,569
                                           -----------   -----------   -----------
      Total                                $ 4,860,502   $ 4,697,476   $ 4,313,969
                                           ===========   ===========   ===========

Income (loss) before income taxes:
   Life and annuity insurance operations   $   271,992   $   464,114   $   368,682
   Corporate operations                       (972,621)     (761,430)   (1,095,168)
                                           -----------   -----------   -----------
      Total                                $  (700,629)  $  (297,316)  $  (726,486)
                                           ===========   ===========   ===========

Depreciation and amortization expense:
   Life and annuity insurance operations   $   630,737   $   769,611   $   629,068
   Corporate operations                        154,301       132,902       124,093
                                           -----------   -----------   -----------
      Total                                $   785,038   $   902,513   $   753,161
                                           ===========   ===========   ===========

Assets:
   Life and annuity insurance operations   $23,337,149   $18,305,111   $15,053,265
   Corporate operations                      3,340,513     4,649,885     5,625,835
                                           -----------   -----------   -----------
      Total                                $26,677,662   $22,954,996   $20,679,100
                                           ===========   ===========   ===========

Employees

As of December 31, 2005, the Company had 14 full time and 2 part time employees.

Item 2. Description of Property

The Company and FLAC own approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. The remaining land, including improvement costs, is classified as real estate held for investment. The Company does not intend to make any improvements, develop or renovate the property or building. The Company occupies approximately 7,500 square feet of the building. Approximately 10,000 square feet is leased to the United States Department of Agriculture ("USDA") under a lease that commenced on July 1, 2001 and will end on June 30, 2006. The lease will automatically renew if not terminated on or after June 15, 2006 for another five years. The remaining 2,500 square feet is leased to the United States Department of Transportation ("USDOT") under a lease that commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew if not terminated on or after August 15, 2010 for another five years.

The average effective annual rental of the total leased space during 2005, assuming no vacancy, was $18.86 per square foot or $235,664 per year. The occupancy rate based on the total square feet available for lease in 2005 was 92%. Management believes that insurance coverage on the building is adequate. The building is depreciated over 39 years using the straight-line method for book and tax purposes. The annual taxes on the building are $70,559 or an assessed rate of 25%. The annual taxes on the land are $7,525 or an assessed rate of 12%.

The Company has granted security interests in its commercial real estate and office building to secure a loan from Vision Bank of Topeka, Kansas in the amount of approximately $1,730,000 on a first priority basis and a loan from Brooke Credit Corp. in the amount of approximately $530,000 on a second priority basis.

The Boards of Directors of the Company and FLAC and the KID have authorized the parent company to sell the land and office building described above to FLAC. Management anticipates that this transaction will be completed on or before

May 27, 2006. As a result, the two loans described above will be paid and approximately $500,000 in net proceeds will be received by the parent company. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

Item 3. Legal Proceedings

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer ("Meyer"), the Company's former President, arising, in part, out of Meyer's employment with the Company. Among other things, the Company sought to recover expense reimbursements previously paid to Meyer and Company funds allegedly misappropriated by Meyer. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. On December 12, 2003, Meyer filed an Answer and Counterclaim against the Company asserting claims for defamation and breach of employment agreement. On August 1, 2005, the District Court of Shawnee County, Kansas entered an order, by agreement, submitting the claims to binding arbitration. Following the conclusion of the arbitration, the parties entered into a settlement agreement in November of 2005, pursuant to which the Company agreed to pay Meyer $38,500 and Meyer and the Company agreed to settle all claims. The Company paid the amount to Meyer in February of 2006.

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

(b.) Holders

As of March 16, 2006, there are approximately 4,947 shareholders of record of the Company's outstanding common stock.

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

Critical Accounting Policies and Estimates

The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future transactions. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 2 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Investments

The Company's principal investments are held by FLAC in fixed maturity securities. Investments are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company's balance sheet. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from broker statements.

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

Financial Condition

Significant changes in the consolidated balance sheets from December 31, 2004 to December 31, 2005 are highlighted below.

Total assets increased from $22,954,996 at December 31, 2004 to $26,677,662 at December 31, 2005. The increase in total assets is primarily attributable to the investment of premiums received during the year. Given the long-term nature of the policy and contract liabilities associated with these premiums, management is able to invest these premiums for a period of time until a payout of policy benefits is required.

The Company's available-for-sale fixed maturity securities had a fair value of $13,854,375 and $13,479,388 at December 31, 2005 and December 31, 2004,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

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

Available for sale equity securities increased from $236,342 at December 31, 2004 to $456,760 at December 31, 2005. The increase is attributable to the purchases of equity securities of $247,750 during 2005. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

Mortgage loans on real estate increased from $349,542 at December 31, 2004 to $1,566,382 at December 31, 2005. The increase is attributable to the purchase of five additional mortgage loans on commercial properties. The Company currently owns six mortgage loans. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Other investments increased from $206,306 at December 31, 2004 to $1,656,866 at December 31, 2005. The increase is attributable to the purchase of additional investments in lottery prize cash flows during the year ended December 31, 2005. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents decreased to $249,109 at December 31, 2005 from $527,028 at December 31, 2004. Refer to the statement of cash flows for sources and uses of cash.

Reinsurance receivables increased from $0 at December 31, 2004 to $78,725 at December 31, 2005. The increase during the year represents the balance due from Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product (See Note 13 to the Consolidated Financial Statements). Of the $78,725 balance due, $38,089 is attributable to commission allowances, $30,062 is attributable to expense allowances, and $10,574 represents a recovery for paid claims.

Deferred policy acquisition costs, net of amortization, increased 14% from $4,516,994 at December 31, 2004 to $5,133,244 at December 31, 2005 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.

Liabilities increased to $19,354,415 at December 31, 2005 from $13,988,309 at December 31, 2004. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $1,118,501 or 27% from December 31, 2004 to December 31, 2005. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $3,495,116 or 51% from December 31, 2004 to December 31, 2005. In 2005, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company's FA2000 product. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Reinsurance premiums payable increased from $23,120 at December 31, 2004 to $107,334 at December 31, 2005. The increase during the year is representative of the balance due to Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product. Of the $89,764 balance due to Wilton Re at December 31, 2005, $77,214 represents ceded premiums and $12,550 represents a charge back of commission allowances due from Wilton Re.

Amounts held under reinsurance increased from $0 at December 31, 2004 to $219,079 at December 31, 2005. The increase during the year represents the unearned portion of commission allowances due to the Company by Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product. Commission allowances are paid to the Company on an annualized basis and initially recorded by the Company as a liability. The liability is subsequently released and applied against policy acquisition costs over the first policy year as premiums are paid on the applicable business.

Notes payable increased $481,379 from $1,791,607 at December 31, 2004 to $2,272,986 at December 31, 2005. The increase is attributable to the Company acquiring 450,500 shares of its common stock from Brooke Corporation ("Brooke"). The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remaining $570,355 at a fixed interest rate of 8% over a ten year period.

Deferred federal income taxes payable decreased to $527,941at December 31, 2005 from $603,489 at December 31, 2004. Deferred federal income taxes payable are established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and its subsidiaries and on unrealized gains of available-for-sale securities.

Results of Operations

Significant components of revenues include life insurance premiums (net of reinsurance), net investment income, and net realized investment gain. The following table provides information concerning net premium income for the years ended December 31, 2005, 2004, and 2003:

                                  2005         2004         2003
                               ----------   ----------   ----------
Whole life insurance:
   First year                  $1,091,667   $  899,629   $1,381,964
   Renewal                      3,069,155    2,701,813    2,247,022
Term insurance:
   First year                       3,932        1,099        1,352
   Renewal                         18,305       20,296       17,724
   Single premium                  17,520       17,720        9,800
                               ----------   ----------   ----------
Gross premium income            4,200,579    3,640,557    3,657,862
Reinsurance premiums assumed       12,240       10,816        5,943
Reinsurance premiums ceded       (419,660)    (117,761)    (126,531)
                               ----------   ----------   ----------
Net premium income             $3,793,159   $3,533,612   $3,537,274
                               ==========   ==========   ==========

Net premium income increased $259,547 or 7% between 2004 and 2005. Total first year whole life premium increased $192,038 or 21% from 2004 to 2005. The increase is attributable to an increase in the production of the Company's Golden Eagle Whole Life (Final Expense) product. Net premium income was essentially the same in 2004 as 2003. Total first year whole life premium decreased $482,335 or 35% from 2003 to 2004. The negative trend in first year whole life premium during 2004 began in 2003 as a result of the disruptive effect that the Company's 2003 proxy contest had on its customers, shareholders and its marketing agents used to market the Company's FA2000 product. The downward trend continued in 2004 as a result of the Company's shift in marketing emphasis away from its FA2000 product. The FA2000 product was designed primarily for the Company's shareholders. Once all of the shareholders were contacted, emphasis shifted to other products.

Management spent a significant amount of time during 2004 developing new products in an effort to enhance production going forward. Management released several new annuity, term and whole life products during 2005. The Company's goal in introducing these new products is to diversify the Company's product mix and to manage its first year production to both the needs and capacity of the Company.

Total renewal year whole life premiums increased $367,342 or 14% from 2004 to 2005 and $454,791 or 20% from 2003 to 2004. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year's first year premium.

Reinsurance premiums ceded increased $301,899 from 2004 to 2005. The increase is attributable to $306,070 in premiums ceded to Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product. Reinsurance premiums ceded decreased only slightly by $8,770 between 2003 and 2004.

Net investment income increased $349,817 or 68% from 2004 to 2005 and decreased $40,932 or 7% from 2003 to 2004. During the first quarter of 2004, the Company sold a significant portion of its bond portfolio in order to realize market gains and reinvest the resulting proceeds using a new investment strategy. The new strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group. The proceeds from the sale were used to purchase short-term securities with maturities ranging from 30 to 120 days. As these short term securities matured, the proceeds were reinvested in conjunction with the new investment strategy.

Net realized investment gain (loss) decreased $465,623 from 2004 to 2005, and increased $458,967 from 2003 to 2004. The aforementioned variances are attributable to the sale of a significant portion of the Company's bond portfolio during the three months ended March 31, 2004. Gains totaling $464,363 were realized upon the sale of these bonds.

Benefits and expenses totaled $5,561,131, $4,994,792 and $5,040,455 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in total benefits and expenses were policy reserve increases of $1,118,501, $1,020,812, and $819,632 for the years ended December 31, 2005, 2004 and 2003, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Policyholder surrender values increased $101,076 from 2004 to 2005 and $8,376 from 2003 to 2004. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies.

Interest credited on annuities and premium deposits totaled $405,778, $344,918, and $304,283 for the years ended December 31, 2005, 2004 and 2003, respectively. The increases during 2005 and 2004 of $60,860 and $40,635, respectively, are primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce (9,856, 8,318, and 6,582 in 2005, 2004 and 2003, respectively). The average interest credit rate on annuities and premium deposits has decreased from 7.4% and 5.7% during 2003 and 2004, respectively, to 4.7% during 2005. The decrease is attributable to management's attempt to more effectively manage the interest spread between the rate the Company earns on its investment portfolio and the rate being credited to policyholder accounts combined with the introduction of several new annuity products during 2005 which are deemed to be shorter in duration and thus credit interest at a lesser rate than other annuities which have historically been offered by the Company.

Death claims increased $218,009 from 2004 to 2005 and $37,352 from 2003 to 2004. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies. Mortality experienced by the Company to date is within management's expectations.

Commission expense totaled $1,200,741, $1,059,798, and $1,235,074 for the years ended December 31, 2005, 2004 and 2003, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The increase in commission expense during 2005 is directly related to the increase in net premium income during 2005. The increase during 2005 was partially offset by commission allowances of $335,931 from Wilton Re being netted against the balance of commission expense. Commission allowances received on reinsured business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business. The decrease in commission expense in 2004 is directly related to the decrease in first year premium during the year.

Salaries, wages and employee benefits increased from $1,119,185 and $1,150,230 in 2004 and 2003, respectively, to $1,234,824 in 2005. The increase during 2005 is primarily attributable to an increase in employee headcount combined with increased employee benefit expenses.

Other operating costs and expenses totaled $1,336,307, $1,359,969, and $1,845,155 for the years ended December 31, 2005, 2004 and 2003, respectively. The balance of other operating costs and expenses during 2005 is comprised of gross costs totaling $1,492,972, offset by expense allowances received from Wilton Re totaling $156,665. Expense allowances received on reinsured business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business. Significant components of the $133,003 increase in gross other operating costs and expenses from 2004 to 2005 include the following. EDP (Electronic Data Processing) costs increased $63,268 in conjunction with conversion process consulting related to the Company's two life insurance administration systems. Agency expenses increased $27,710 in conjunction with an agency incentive contest. Miscellaneous losses increased $73,965 resulting from a $35,465 loss incurred on a transaction with Brooke (see
Item 12 Certain Relationships and Related Transactions) and a $38,500 loss on the settlement of pending litigation (see Item 3 Legal Proceedings). Other increases realized during 2005 included building operations ($43,732), interest ($33,370) and depreciation ($20,961). The aforementioned increases were offset by reductions in actuarial and legal fees of $73,858 and $60,965, respectively. These decreases are primarily attributable to the nonrecurrence of the professional fees and expenses incurred in 2004 in support of the activities of a special committee of the Board of Directors of the Company, described as follows.

On July 12, 2004, Brooke filed an amendment to a Schedule 13D previously filed by such party, stating that it may explore the acquisition of additional shares of the Company's common stock through private negotiations or a tender offer for the purpose, among other things, of possibly obtaining control of the Company and replacing all or substantially all of the members of the Company's board of directors and management. The Board of Directors of the Company, acting on behalf of all shareholders in accordance with the legal obligations arising as a result of the public statements made by Brooke, charged a special committee of independent directors with evaluating these actions and preparing for an appropriate response in the event that Brooke were to take actions in furtherance of its public statements. The actions of the special committee included the retention of independent outside legal counsel, financial advisors, and actuaries. The costs of these extraordinary activities comprise the offset amounts described above. On March 2, 2005, the Company repurchased 450,500 shares of the Company's common stock from Brooke. See Item 12 Certain Relationships and Related Transactions.

The decrease in other operating costs and expenses of $485,186 during 2004 resulted primarily from the nonrecurrence of the professional fees and expenses incurred by the Company during the 2003 period in connection with its annual meeting of stockholders for that year and a related proxy contest and resulting litigation. These professional fees and expenses totaled $510,318 in 2003, as compared with professional fees and expenses of $98,726 incurred in support of the 2004 annual meeting of stockholders. The decrease in other operating costs and expenses in the 2004 period also is attributable to payment in the 2003 period of $165,000 in settlement of a claim by AF&L, Inc. that the Company had breached various marketing agreements. These decreases were partially offset by payment of $135,609 of professional service fees incurred in 2004 in support of the activities of a special committee of the Board of Directors as referred to previously.

As a result of the items noted above net loss increased $467,693 to $700,629 from $232,936 for the years ended December 31, 2005 and 2004, respectively, and decreased $253,064 to $232,936 from $486,000 for the years ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

During the years ended December 31, 2005, 2004, and 2003, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by (used in) operating activities during the years ended December 31, 2005, 2004 and 2003 totaled $768,938, $404,894 and ($179,098), respectively.

As of December 31, 2005, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $14,543,444, as compared with $14,200,958 at the end of 2004 and $12,890,488 at the end of 2003. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $14,112,878, $12,812,107, and $10,541,139, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of December 31, 2005, cash reserves and liquid investments at the parent company level were approximately $419,540 as compared with $1,388,851 at the end of 2004 and $2,349,349 at the end of 2003. Cash reserves at FLBI were $11,026 at the end of 2005. Based on the decreasing level of cash reserves and liquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC have approved a transaction pursuant to which FLAC has agreed to purchase the Company's home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal. On March 28, 2006, the KID approved this transaction pursuant to a Form D (Prior Notice of a Transaction) filed by the Company, and management anticipates that it will be completed on or before May 27, 2006. Proceeds from the sale will be used by the parent company to pay off the two creditors that currently hold mortgages on the building, thus resulting in interest savings of approximately $890,000 over the life of the loans. In addition, the transaction will provide the parent company with approximately $500,000 in cash. This cash will be used to fund operations at the parent company.

Based on currently forecasted cash flow levels, management anticipates that the $500,000 in cash provided to the parent company as a result of the aforementioned transaction plus the parent company's existing cash reserves of approximately $420,000 will fund operations at the parent company level into mid 2007. Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds. Successful efforts in this arena will not only help to remedy the parent company's current cash situation, but also allow management to fully implement its business development plan of expanding the Company's product lines and marketing efforts through the infusion of additional capital into FLAC's insurance operations and FLBI's brokerage operations. If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC. There is no assurance of what if any value could be realized by the parent company in this event.

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

The reports of KE&B on the financial statements for the two fiscal years prior to the change contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two fiscal years prior to the change and through April 15, 2004, there were no disagreements with KE&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KE&B would have caused them to make reference thereto in their report on the financial statements for such years.

During the two fiscal years prior to the change and through April 15, 2004, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

The current Executive Officers and Directors of the Company are as follows:

Name                   Age   Position
----                   ---   --------

Harland E. Priddle      75   Chairman of the Board, Secretary and Director
John F. Van Engelen     53   President, CEO and Director
Patrick A. Tilghman     32   Treasurer and CFO
Paul E. Burke Jr.       72   Director
Edward C. Carter        63   Director
Thomas M. Fogt          60   Director
Kenneth L. Frahm        59   Director
Stephen J. Irsik Jr.    59   Director
John G. Montgomery      66   Director
Gary E. Yager           51   Director

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

Patrick A. Tilghman: Mr. Tilghman joined the Company in July, 2001 as Controller. He was appointed as Treasurer and Chief Financial Officer effective July 6, 2004. He is responsible for the oversight of the accounting function with specific emphasis being placed in the areas of financial reporting, internal financial analysis, forecasting and cash management. Prior to joining the Company, Mr. Tilghman worked for PricewaterhouseCoopers LLP in their audit division servicing clients primarily in the insurance, health care and entertainment industries. Mr. Tilghman received his Bachelor of Business Administration and Accounting with Honors from the University of Kansas. He holds the designation of CPA and is a member of the American Institute of Certified Public Accountants. Mr. Tilghman resigned as Treasurer and Chief Financial Officer effective March 31, 2006.

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

Thomas M. Fogt: Mr. Fogt has been a director of the Company since March 31, 2003. Mr. Fogt has over twenty-five years of experience in insurance, financial management, accounting, corporate development and business planning. He has a master's degree from Xavier University in business and is a member of the American Institute of Certified Public Accountants. Mr. Fogt formerly served as Executive Vice President for AmerUs Annuity Group Co., a subsidiary of AmerUs Group, from 1994 to 2005, with responsibilities for finance and accounting, as well as mergers and acquisitions. Prior to joining AmerUs, Mr. Fogt was a partner with the accounting firm of Deloitte & Touche.

Kenneth L. Frahm: Mr. Frahm, who has been a Director of the Company since its inception, has been a self-employed farmer since 1975. He currently owns 1,200 acres of irrigated corn and dryland wheat production land and is a member of a family partnership, which produces over 500,000 bushels of corn and wheat annually on 6,500 acres of western Kansas farm land. Mr. Frahm's operating entities include Allied Family Farm and Grain Management, Inc. He is past

President of the Kansas Development Finance Authority. He is past Chairman of 21st Century Grain Processing Cooperative, and a former member of the Board of Directors of Bank IV Community Bank in Colby. In addition, Mr. Frahm is a member of the Kansas Farm Service Agency State Committee appointed by US Agriculture Secretary Ann Veneman. In 2006, he was appointed a member and Chairman of the Kansas Energy Council by Governor Sebelius. He is a member of the Agricultural Use Value Committee of the Kansas Department of Revenue, an Executive Committee member of the Fort Hays State University Endowment Association, a past member of the Board of Directors of the Kansas Area United Methodist Foundation and Chairman of its Investment Committee, Past President and Paul Harris Fellow of Rotary, a member of the Kansas Farm Bureau, Kansas Livestock Association, Kansas Corn Growers Association, Kansas Association of Wheat Growers and serves on the Boards of Directors of the Ogallala Aquifer Institute and the Kansas Water Congress. Mr. Frahm is married to Sheila Frahm, a former Kansas United States Senator and has three daughters. Mr. Frahm received his B.A. in Economics in 1968 from Fort Hays Kansas State College and his M.B.A. in Finance in 1969 from the University of Texas at Austin.

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

Gary E. Yager: Mr. Yager, who has been a Director of the Company since its inception, became the President and CEO of Vision Bank in May of 2005. Vision Bank is a locally owned bank in Topeka, Kansas. Prior to becoming the President and CEO of Vision Bank, Mr. Yager had served as the Vice Chairman of Western National Bank since September of 2002. From December 1995 to September of 2002 Mr. Yager was the Executive Vice President and Chief Executive Officer and Senior Lender of the Columbian Bank of Topeka, Kansas. From October 1986 to December 1995, Mr. Yager served as either the Vice President and Branch Manager or the Vice President of Commercial Loans for the Commerce Bank and Trust of Topeka, Kansas. From 1976 to 1986, he served in various management positions with Bank IV of Topeka including Assistant Vice-President of Correspondent Banking and Branch Manager. Mr. Yager is currently a member of the Topeka Housing Authority, Topeka Chamber of Commerce, Art Council of Topeka, the Washburn University Ichabod Club and the Washburn University Moore Bowl Renovation Committee. Additionally, he currently serves as President of Downtown Topeka, Inc. and as Chairman of the Business Improvement District of Topeka. He is a former member of the Board of Directors of the Topeka Family Service and Guidance Center and former advisor of Junior Achievement. He is a past member of the Topeka Active 20-30 Club, where he served in numerous leadership roles including President and Treasurer. Mr. Yager received his BA degree in Business Administration from Washburn University of Topeka in 1976.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file initial reports of ownership and reports of change in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all forms under Section 16(a). To the Company's knowledge, all filings were made on a timely basis during 2005.

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

Item 10. Executive Compensation

The following table sets forth amounts earned over the past three fiscal years by all persons who served as the Chief Executive Officer of the Company at any time during fiscal 2005 and by each person employed by the Company as of the end of fiscal 2005 whose total salary and bonus paid during that year exceeded $100,000.

                               Annual Compensation

                                                                      Other Annual         All Other
Name and Principal Position   Year   Salary ($)   Bonus ($) (1)   Compensation ($) (2)   Compensation
---------------------------   ----   ----------   -------------   --------------------   ------------
John F. Van Engelen (3)       2005     141,108        31,745              3,600            5,157 (4)
President and CEO             2004     118,641        28,000              4,000            2,886 (5)
                              2003          --            --                 --               --

Richard H. Katz (6)           2005      90,705        45,232                800               --
Chief Marketing Officer       2004          --            --                 --               --
                              2003          --            --                 --               --

(1) Bonus includes amounts accrued as of and paid subsequent to the applicable fiscal year-end.

(2) Other Annual Compensation consists of automobile allowances. The aggregate cost to the Company of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus received by the applicable executive officers.

(3)  Mr. Van Engelen became President and CEO of the Company on February 16,
     2004.

(4) All Other Compensation for Mr. Van Engelen for the 2005 fiscal year consists of matching contributions to a SIMPLE IRA retirement plan.

(5) All Other Compensation for Mr. Van Engelen for the 2004 fiscal year consists of nonqualified moving expenses paid by the Company for the benefit of Mr. Van Engelen in conjunction with his relocation from Spokane, Washington to Topeka, Kansas

(6) Mr. Katz became Chief Marketing Officer of the Company on February 7, 2005. Mr. Katz is not considered an executive officer of the Company, but is included in the table pursuant to the applicable compensation disclosure requirements.

Compensation of Directors

Each non-employee director is paid $750 per regular meeting attended for the Company and its subsidiaries, $75 per telephonic meeting and $250 per committee meeting.

Executive Employment Agreements

Effective July 1, 2005, the Company entered into an Employment Agreement with Mr. John F. Van Engelen to serve as President and Chief Executive Officer of the Company and its subsidiaries. The agreement is for a term of one year. The agreement calls for a gross annual base salary of $144,800. In addition, a performance bonus of not less than 20% of the gross annual base salary will be paid no later than January 31 of the next year of employment under the agreement if Mr. Van Engelen's performance is determined to be satisfactory by the Company's Board of Directors. In 2006, the Board of Directors of the Company approved a bonus of $28,960 payable with respect to the 2005 fiscal year. In the event that there is a change in control of the Company during the term of the agreement, Mr. Van Engelen may terminate his employment with the Company within a period of 60 days after the change in control becomes effective. In such event, Mr. Van Engelen will receive a lump sum cash payment in the amount of $144,800 within 30 days of his last day of employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 16, 2006, regarding ownership of Common Stock of the Company by (i) the only persons known by the Company to own beneficially more than 5% thereof; (ii) the executive officers and directors individually; and (iii) all officers and directors as a group.

   Name and Address of                        Amount and Nature of
     Beneficial Owner        Class of Stock   Beneficial Ownership   Percent of Class
   -------------------       --------------   --------------------   ----------------
Paul E. Burke, Jr.
2009 Camelback Drive
Lawrence, KS 66047               Common               50,000               1.17%

Edward C. Carter
4100 Wimbledon Drive
Lawrence, KS 66047               Common               85,000               2.00%

Thomas M. Fogt
8200 W 101st Terrace
Overland Park, KS 66212          Common                  200                   *

Kenneth L. Frahm
Box 849
Colby, KS 67701                  Common               40,000                   *

Stephen J. Irsik, Jr.
05405 Six Road
Ingalls, KS 67853                Common               69,000               1.62%

Rickie D. Meyer
3513 SW Alameda Drive
Topeka, KS 66614                 Common              256,000               6.01%

John G. Montgomery
Box 129
Junction City, KS 66441          Common               45,000               1.06%

Harland E. Priddle
8214 South Haven Rd.
Burrton, KS 67020                Common               40,000                   *

Patrick A. Tilghman
3208 SW 19th Street
Topeka, KS 66604                 Common                   --                   *

John F. Van Engelen
4624 NW Kendall Drive
Topeka, KS 66618                 Common                1,000                   *

Gary E. Yager
3521 SW Lincolnshire
Topeka, KS 66614                 Common               40,000                   *

All Directors and Officers
   as a Group (10 persons)                           370,200               8.70%

*    Indicates less than 1% ownership.

Item 12. Certain Relationships and Related Transactions

The mortgage note on the commercial property and office building that the Company owns is financed by Vision Bank of Topeka, Kansas. Gary Yager, a Director of the Company, is the President and CEO of Vision Bank. As of December 31, 2005, the remaining principal balance on the note was $1,736,671. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest due on April 22, 2013. Interest will be accrued at 6% per annum until April 22, 2008, at which time the interest rate may change to the Wall Street Journal Prime Rate of Interest at such time, subject to a floor of 6% per annum and a ceiling of 9.5% per annum. The note is secured by a first priority security interest in the Company's commercial real estate and office building. Management believes that the terms obtained from Vision Bank at the time of financing were no less favorable to the Company than those available from an independent lender.

On March 2, 2005, the Company entered into a Stock Repurchase Agreement with Brooke Corporation, whereby the Company repurchased 450,500 shares of the Company's common stock from Brooke Corporation. The privately-negotiated transaction returned approximately 9.7% of the Company's total stock to the corporate treasury, making it available for use for future planned capitalization. The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke Corporation, financing the remainder at a fixed interest rate of 8% over a ten year period. The agreement also grants Brooke warrants to purchase up to 150,000 shares of the Company's common stock at prices ranging from $1.71 per share to $5.00 per share. The warrants are exercisable in 2012 or immediately prior to any earlier change of control involving FACC, are subject to certain covenants and conditions, and expire no later than 2015.

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

The Boards of Directors of the Company and FLAC and the KID have authorized the parent company to sell its office building and related real estate to FLAC, the proceeds of which will be used in part to repay the notes to Vision Bank and Brooke Corporation described above. Management anticipates that this transaction will be completed on or before May 27, 2006. See Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

Mr. Van Engelen entered into an employment agreement with the Company effective July 1, 2005 to serve as President and CEO of the Company. See Item 10 Executive Compensation above.

Item 13. Exhibits and Reports on Form 8-K

The following documents are filed as part of this Form 10-KSB:

(a) Financial Statements are attached hereto and included herein on pages F-1 through F-27.

(b)  Index to Exhibits

Exhibit
  No.     Description
-------   -----------
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

Exhibit
  No.     Description
-------   -----------
10.10     Employment Agreement effective February 7, 2005 between First American
          Capital Corporation and Richard H. Katz (Incorporated by reference from Exhibit 10.11 to the Registrant's Form 8-K filed April 22, 2005)

10.11     Promissory Note dated April 22, 2003, from First American Capital
          Corporation to Western Nation Bank (now Vision Bank) (*)

10.12     Promissory Note dated March 2, 2005, from First American Capital
          Corporation to Brooke Credit Corporation (*)

10.13 Automatic Reinsurance Agreement between First Life America Corporation and Wilton Reassurance Company effective January 1, 2005 (*)

14.1      First American Capital Corporation Code of Ethics for Executive
          Management and Board of Directors (Incorporated by reference from Exhibit 14.1 to the Registrant's Form 10-KSB filed March 29, 2004)

21        Subsidiaries of First American Capital Corporation (*)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1      Certificate of Chief Executive Officer pursuant to Section 18 U.S.C.
          Section 1350 (*)

32.2      Certificate of Chief Financial Officer pursuant to Section 18 U.S.C.
          Section 1350 (*)

(*)  Filed herewith

(c)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of 2005.

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

                     Years Ended
                    December 31,
                 ------------------
                   2005       2004
                 --------   -------
Audit fees (1)   $118,121   $84,828
                 --------   -------
                 $118,121   $84,828
                 ========   =======

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

FIRST AMERICAN CAPITAL CORPORATION


By  /s/ John F. Van Engelen                  Date  3/31/06
   ----------------------------------        -----------------------------------
   John F. Van Engelen, President
   & Chief Executive Officer
   Director

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ John F. Van Engelen                  Date  3/31/06
   ----------------------------------        -----------------------------------
   John F. Van Engelen, President &
   Chief Executive Officer Director


By  /s/ Harland E. Priddle                   Date  3/31/06
   ----------------------------------        -----------------------------------
   Harland E. Priddle, Chairman &
   Secretary Director


By  /s/ Patrick A. Tilghman                  Date  3/31/06
   ----------------------------------        -----------------------------------
   Patrick A. Tilghman, Treasurer &
   Chief Financial Officer


By  /s/ Paul E. Burke, Jr.                   Date  3/31/06
   ----------------------------------        -----------------------------------
   Paul E. Burke, Jr., Director


By  /s/ Edward C. Carter                     Date  3/31/06
   ----------------------------------        -----------------------------------
   Edward C. Carter, Director


By  /s/ Kenneth L. Frahm                     Date  3/31/06
   ----------------------------------        -----------------------------------
   Kenneth L. Frahm, Director


By  /s/ Thomas M. Fogt                       Date  3/31/06
   ----------------------------------        -----------------------------------
   Thomas M. Fogt, Director


By  /s/ John G. Montgomery                   Date  3/31/06
   ----------------------------------        -----------------------------------
   John G. Montgomery, Director


By  /s/ Gary E. Yager                        Date  3/31/06
   ----------------------------------        -----------------------------------
   Gary E. Yager, Director

                       FIRST AMERICAN CAPITAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                         Numbers
                                                                         -------
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
   for the years ended December 31, 2005 and 2004.....................      F-2
Independent Auditor's Report for the year ended
   December 31, 2003..................................................      F-3
Consolidated Balance Sheets as of December 31, 2005 and 2004..........      F-4
Consolidated Statements of Operations for the years ended
   December 31, 2005, 2004 and 2003...................................      F-6
Consolidated Statements of Comprehensive Income for the years
   ended December 31, 2005, 2004 and 2003.............................      F-7
Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2005, 2004, and 2003......................      F-8
Consolidated Statements of Cash Flows for the years ended
   December 31, 2005, 2004, and 2003..................................      F-9
Notes to Consolidated Financial Statements............................     F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
First American Capital Corporation

We have audited the accompanying consolidated balance sheets of First American Capital Corporation (a Kansas corporation) as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Capital Corporation as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ BKD, LLP

Kansas City, Missouri
March 21, 2006, except for Note 17 as
to which the date is March 28, 2006

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
First American Capital Corporation

     We have audited the accompanying consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows of First American Capital Corporation (a Kansas corporation) and subsidiary for the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of First American Capital Corporation and subsidiary for the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                        KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 18, 2004

                       FIRST AMERICAN CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004

                                                                    2005          2004
                                                                -----------   -----------
ASSETS
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost, $13,960,005
      in 2005 and $13,206,486 in 2004)                          $13,854,375   $13,479,388
      Equity securities (cost of $458,150 in 2005
         and $235,400 in 2004)                                      456,760       236,342
   Investments in real estate                                       274,564       274,564
   Policy loans                                                     103,493        86,946
   Mortgage loans on real estate                                  1,566,382       349,542
   Other investments                                              1,656,866       206,306
                                                                -----------   -----------
Total investments                                                17,912,440    14,633,088
Cash and cash equivalents                                           249,109       527,028
Accrued investment income                                           250,984       214,140
Accounts receivable                                                 272,200       258,194
Reinsurance receivables                                              78,725            --
Deferred policy acquisition costs (net of accumulated
   amortization of $3,712,369 in 2005 and $3,081,632 in 2004)     5,133,244     4,516,994
Property and equipment (net of accumulated depreciation
   of $820,415 in 2005 and $668,821 in 2004)                      2,756,025     2,775,187
Other assets                                                         24,935        30,365
                                                                -----------   -----------
Total assets                                                    $26,677,662   $22,954,996
                                                                ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                           DECEMBER 31, 2005 AND 2004

                                                                  2005          2004
                                                              -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy and contract liabilities:
   Future annuity benefits                                    $10,301,546   $ 6,806,430
   Future policy benefits                                       5,267,805     4,149,304
   Liability for policy claims                                    190,050       112,906
   Policyholder premium deposits                                  146,354       186,971
   Deposits on pending policy applications                          9,361         9,668
   Reinsurance premiums payable                                   107,334        23,120
   Amounts held under reinsurance                                 219,079            --
                                                              -----------   -----------
Total policy and contract liabilities                          16,241,529    11,288,399
Commissions, salaries, wages and benefits payable                 131,873       103,944
Other liabilities                                                 180,086       200,870
Notes payable                                                   2,272,986     1,791,607
Deferred federal income taxes payable                             527,941       603,489
                                                              -----------   -----------
Total liabilities                                              19,354,415    13,988,309

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;
   5,449,578 shares issued and 4,257,057 shares outstanding
   in 2005; and 5,449,578 issued and 4,688,078  shares
   outstanding in 2004                                            544,958       544,958
Additional paid in capital                                     12,478,903    12,380,716
Accumulated deficit                                            (3,496,404)   (2,795,775)
Accumulated other comprehensive income (loss)                     (84,862)      220,454
Less: Treasury stock held at cost (1,192,521 shares in 2005
   and 761,500 in 2004)                                        (2,119,348)   (1,383,666)
                                                              -----------   -----------
Total shareholders' equity                                      7,323,247     8,966,687
                                                              -----------   -----------
Total liabilities and shareholders' equity                    $26,677,662   $22,954,996
                                                              ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                2005          2004          2003
                                            -----------   -----------   -----------
Revenues:
   Gross premium income                     $ 4,200,579   $ 3,640,557   $ 3,657,862
   Reinsurance premiums assumed                  12,240        10,816         5,943
   Reinsurance premiums ceded                  (419,660)     (117,761)     (126,531)
                                            -----------   -----------   -----------
      Net premium income                      3,793,159     3,533,612     3,537,274
   Net investment income                        867,303       517,486       558,418
   Net realized investment gain (loss)           (1,836)      463,787         4,820
   Rental income                                201,008       182,553       213,457
   Other income                                     868            38            --
                                            -----------   -----------   -----------
      Total revenue                           4,860,502     4,697,476     4,313,969

Benefits and expenses:
   Increase in policy reserves                1,118,501     1,020,812       819,632
   Policyholder surrender values                236,594       135,518       127,142
   Interest credited on annuities and
      premium deposits                          405,778       344,918       304,283
   Death claims                                 506,750       288,741       251,389
   Commissions                                1,200,741     1,059,798     1,235,074
   Policy acquisition costs deferred         (1,246,987)   (1,275,646)   (1,453,440)
   Amortization of deferred policy
      acquisition costs                         630,737       769,611       629,068
   Salaries, wages, and employee benefits     1,234,824     1,119,185     1,150,230
   Miscellaneous taxes                          137,886       171,886       131,922
   Other operating costs and expenses         1,336,307     1,359,969     1,845,155
                                            -----------   -----------   -----------
      Total benefits and expenses             5,561,131     4,994,792     5,040,455
                                            -----------   -----------   -----------
Loss before income tax expense                 (700,629)     (297,316)     (726,486)
                                            -----------   -----------   -----------
Income tax expense (benefit)                         --       (64,380)     (240,486)
                                            -----------   -----------   -----------
Net loss                                    $  (700,629)  $  (232,936)  $  (486,000)
                                            ===========   ===========   ===========
Net loss per common share - basic and
   diluted                                  $     (0.16)  $     (0.05)  $     (0.10)
                                            ===========   ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                        2005         2004        2003
                                                                    -----------   ---------   ---------
Net loss                                                            $  (700,629)  $(232,936)  $(486,000)

Unrealized gain (loss) on available-for-sale securities:
   Unrealized holding gain (loss) during the period                    (382,700)    138,928     (60,789)
   Less: Reclassification for gains (loss) included in net income        (1,836)    463,787       4,820
   Tax benefit (expense)                                                 75,548      93,011      86,113
                                                                    -----------   ---------   ---------
Other comprehensive income (loss)                                      (305,316)   (231,848)     20,504
                                                                    -----------   ---------   ---------
Comprehensive loss                                                  $(1,005,945)  $(464,784)  $(465,496)
                                                                    ===========   =========   =========
Comprehensive loss per common share-basic and diluted               $     (0.23)  $   (0.10)  $   (0.10)
                                                                    ===========   =========   =========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                     2005          2004          2003
                                                                 -----------   -----------   -----------
COMMON STOCK:
   Balance, beginning of year                                    $   544,958   $   544,958   $   544,958
      Common shares issued                                                --            --            --
                                                                 -----------   -----------   -----------
   Balance, end of year                                              544,958       544,958       544,958

ADDITIONAL PAID IN CAPITAL:
   Balance, beginning of year                                     12,380,716    12,380,523    12,380,523
      Stock warrants issued                                           35,465            --            --
      Additional paid in capital on issuance of treasury stock        62,722            --            --
      Additional paid in capital on sale of treasury stock                --           193            --
                                                                 -----------   -----------   -----------
   Balance, end of year                                           12,478,903    12,380,716    12,380,523

ACCUMULATED DEFICIT:
   Balance, beginning of year                                     (2,795,775)   (2,562,839)   (2,076,839)
      Net loss                                                      (700,629)     (232,936)     (486,000)
                                                                 -----------   -----------   -----------
   Balance, end of year                                           (3,496,404)   (2,795,775)   (2,562,839)

ACCUMULATED OTHER COMPREHENSIVE INCOME:
   Balance, beginning of year                                        220,454       452,302       431,798
      Other comprehensive income                                    (305,316)     (231,848)       20,504
                                                                 -----------   -----------   -----------
   Balance, end of year                                              (84,862)      220,454       452,302

TREASURY STOCK:
   Balance, beginning of year                                     (1,383,666)   (1,385,483)   (1,385,483)
      Purchase of 450,500 common shares at $1.71 per share          (770,355)           --            --
      Issuance of 19,479 shares at cost of $1.78 per share            34,673            --            --
      Sale of 1,000 shares at cost of $1.82 per share                     --         1,817            --
                                                                 -----------   -----------   -----------
   Balance, end of year                                           (2,119,348)   (1,383,666)   (1,385,483)
                                                                 -----------   -----------   -----------
Total shareholders' equity                                       $ 7,323,247   $ 8,966,687   $ 9,429,461
                                                                 ===========   ===========   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                 2005          2004           2003
                                                             -----------   -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                     $  (700,629)  $  (232,936)   $  (486,000)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Interest credited on annuities and premium deposits           405,778       344,918        304,283
   Net realized investment (gain) loss                             1,836      (463,787)        (4,820)
   Provision for depreciation                                    154,301       132,902        124,093
   Equity loss in investment in affiliate                             --        28,516         46,049
   Settlement loss                                                35,465            --             --
   Amortization of premium and accretion of discount on
      fixed maturity and short-term investments                   25,958       138,001         87,980
   Realized net loss on disposal of assets                            --            --          2,179
   Provision for deferred federal income taxes                        --       (64,380)      (219,401)
   Decrease in accrued investment income                         (36,844)      (33,071)        (3,471)
   (Increase) decrease in accounts receivable                    (14,006)       38,172         26,055
   Increase in reinsurance receivables                           (78,725)           --             --
   Acquisition costs capitalized                              (1,246,987)   (1,275,646)    (1,453,440)
   Amortization of deferred acquisition costs                    630,737       769,611        629,068
   (Increase) decrease in policy loans                           (16,547)      (26,495)         4,560
   (Increase) decrease in other assets                             5,430       (22,717)        23,496
   Increase in future policy benefits                          1,118,501     1,020,812        819,632
   Increase in liability for policy claims                        77,144         4,888         29,347
   Decrease in deposits on pending policy applications              (307)      (22,823)      (164,522)
   Increase (decrease) in reinsurance premiums payable            84,214        (8,593)        (8,173)
   Increase in amounts held under reinsurance                    219,079            --             --
   Increase (decrease) in commissions, salaries, wages and
      benefits payable                                            27,929        50,929         (2,215)
   Increase in other liabilities                                  76,611        26,593         66,202
                                                             -----------   -----------    -----------
Net cash provided by (used in) operating activities          $   768,938   $   404,894    $  (179,098)

See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                          2005          2004           2003
                                                      -----------   ------------   -----------
INVESTING ACTIVITIES:
   Purchase of available-for-sale fixed maturities    $(2,748,760)  $(10,022,949)  $(2,816,821)
   Sale of available-for-sale fixed maturities            400,080      6,732,704            --
   Maturity of available-for-sale fixed maturities      1,502,624      1,850,000     1,404,000
   Purchase of available-for-sale equity securities      (247,750)      (193,600)           --
   Sale of available-for-sale equity securities            25,000             --            --
   Additions to property and equipment                   (135,140)       (71,275)      (12,440)
   Dispositions of property and equipment                      --             --         1,400
   Purchase of other investments                       (1,520,232)      (202,760)           --
   Maturity of other investments                          134,416             --            --
   Purchase of investments in affiliate                        --        (11,500)      (21,500)
   Dispositions of investments in affiliate                    --         48,184            --
   Purchase of mortgage loans                          (1,244,600)      (350,000)           --
   Payments received on mortgage loans                     27,760            458            --
   Payments on notes receivable                                --         13,741        14,463
   Purchases of short-term investments                         --     (3,925,512)     (466,312)
   Sale or maturity of short-term investments                  --      4,375,507       415,000
                                                      -----------   ------------   -----------
Net cash used in investing activities                  (3,806,602)    (1,757,002)   (1,482,210)

FINANCING ACTIVITIES:
   Proceeds from note payable                             570,355             --            --
   Payments on notes payable                              (88,976)       (51,400)      (45,837)
   Deposits on annuity contracts                        3,754,742      1,839,573     1,840,681
   Surrenders on annuity contracts                       (658,617)      (269,794)     (120,606)
   Policyholder premium deposits                           23,938         22,472        46,858
   Withdrawals on policyholder premium deposits           (71,342)       (61,514)      (62,061)
   Purchase of treasury stock                            (770,355)            --            --
   Proceeds from sale of treasury stock                        --          2,010            --
                                                      -----------   ------------   -----------
Net cash provided by financing activities               2,759,745      1,481,347     1,659,035
                                                      -----------   ------------   -----------
(Decrease) Increase in cash and cash equivalents         (277,919)       129,239        (2,273)
Cash and cash equivalents, beginning of period            527,028        397,789       400,062
                                                      -----------   ------------   -----------
Cash and cash equivalents, end of period              $   249,109   $    527,028   $   397,789
                                                      ===========   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH ACTIVITIES:
   Interest paid                                      $   105,084   $    111,004   $   123,449
                                                      ===========   ============   ===========
   Income taxes paid                                  $        --   $         --   $        --
                                                      ===========   ============   ===========

SCHEDULE OF NON-CASH INVESTING TRANSACTIONS:
   Issuance of treasury stock                         $    97,395   $         --   $        --
                                                      ===========   ============   ===========

See notes to consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

First American Capital Corporation (the "Company") is a financial services holding company located in Topeka, Kansas. Subsidiaries of the Company include First Life America Corporation ("FLAC") and First Life Brokerage, Inc. ("FLBI"). FLAC is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states. FLBI operates as an insurance broker offering products underwritten by other companies and complementary to those offered by FLAC. FLBI was capitalized effective June 29, 2005 with $25,000 and is a direct subsidiary of the Company. Approximately 54% of the Company's total policyholders are located in the State of Kansas.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its subsidiaries, FLAC and FLBI. All intercompany accounts and transactions are eliminated in consolidation.

Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. As more information becomes known, actual results could differ from those estimates.

Investments

The Company classifies all of its fixed maturity and equity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Equity securities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Mortgage loans on real estate are carried at cost less principal payments. Other investments are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield method on an individual basis over the remaining contractual term of the investment. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost, which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income. Investments in related parties are reported using the equity method (see Note 5).

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

Building and capitalized interest   39 years
Land improvements                   15 years
Furniture, fixtures and equipment   3 to 7 years

Future Annuity Benefits

Annuity contract liabilities are computed using the retrospective deposit method and consist of policy account balances before deduction of surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense. The range of interest crediting rates for annuity products was 4.25 to 5.35 percent in 2005 and 4.75 to 6.00 percent in 2004.

Future Policy Benefits

Traditional life insurance policy benefit liabilities are computed on a net level premium method using assumptions with respect to current yield, mortality, withdrawal rates, and other assumptions deemed appropriate by the Company. Reserve interest assumptions, including the impact of grading for possible adverse deviations, ranged from 4.50 to 7.25 percent.

Liability for Policy Claims

Policy claim liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The liabilities are subject to the impact of actual payments and future changes in claim factors.

Policyholder Premium Deposits

Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest is credited on these deposits at the rate of 4% in 2005 and 2004. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.

Treasury Stock

Treasury stock is held at cost. Issuances of treasury stock are recorded based on the average cost method.

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

Net Earnings (Loss) Per Common Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each year. The weighted average outstanding common shares were 4,313,774, 4,687,086, and 4,687,078 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached further consensus on Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The guidance in EITF 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue in EITF Abstracts has been delayed by Financial Accounting Standards Board (FASB) Staff Position (FSP) EITF Issue 03-1-1, "The Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,'" posted on September 30, 2004. At the November 2004 meeting, the FASB staff indicated that the Board is expected to undertake a comprehensive reconsideration of the guidance in EITF 03-1 and that the measurement and recognition guidance in paragraphs 10-20 of that Issue continue to be deferred by FSP EITF Issue 03-1-1. However, other provisions of EITF 03-1, including its disclosure requirements, have not been deferred. The disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements of Financial Accounting Standards 115 and 124. For all other investments within the scope of this Issue, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FASB directed the staff to proceed to a draft of a final FSP for vote by written ballot.

In September 2005, the FASB decided to include in the final draft of FASB Staff Position FSP FAS 115-1 guidance similar to that provided in EITF 03-1 regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The Board also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. In addition, the Board decided that (1) the FSP would be applied prospectively, and (2) the effective date would be reporting periods beginning after December 15, 2005. The new standard is not expected to have a material impact on the consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("FAS 154"). The Statement replaces APB Opinion No. 20 and FAS 3. FAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. However, if it is impracticable to determine the effects of such changes, then other rules apply. FAS 154 is effective January 1, 2006. Currently, the Company is not aware of any circumstances that require the application of FAS 154, and there is no anticipated impact on the consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts". SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards
(SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company is continuing to evaluate SOP 05-1 but does not believe that it will have a material impact on the consolidated financial statements.

All other Standards and Interpretations of those Standards issued during 2005 did not relate to accounting policies and procedures pertinent to the Company at this time.

3.   INVESTMENTS

The amortized cost and fair value of investments at December 31, 2005 and 2004 are summarized as follows:

                                            Gross        Gross
                            Amortized    Unrealized   Unrealized       Fair
                               Cost         Gains       Losses        Value
                           -----------   ----------   ----------   -----------
December 31, 2005:
U.S. Government Agency     $ 1,408,079    $ 16,891     $ 14,026    $ 1,410,944
Corporate bonds             12,551,926     223,559      332,054     12,443,431
                           -----------    --------     --------    -----------
Total                      $13,960,005    $240,450     $346,080    $13,854,375
                           ===========    ========     ========    ===========
Equity securities          $   458,150    $ 22,005     $ 23,395    $   456,760
                           ===========    ========     ========    ===========
December 31, 2004:
U.S. Government Agency     $ 1,848,071    $ 47,607     $  1,930    $ 1,893,748
Corporate bonds             11,358,415     308,061       80,836     11,585,640
                           -----------    --------     --------    -----------
Total                      $13,206,486    $355,668     $ 82,766    $13,479,388
                           ===========    ========     ========    ===========
Equity securities          $   235,400    $  5,992     $  5,050    $   236,342
                           ===========    ========     ========    ===========

The amortized cost and fair value of fixed maturities at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INVESTMENTS (CONTINUED)

                                          Amortized        Fair
                                             Cost         Value
                                         -----------   -----------
Due in one year or less                  $   879,539   $   872,709
Due after one year through five years      2,475,681     2,491,692
Due after five years through ten years     4,767,642     4,692,797
Due after ten years                        5,837,143     5,797,176
                                         -----------   -----------
                                         $13,960,005   $13,854,375
                                         ===========   ===========

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities, which have been pledged to various state insurance departments. The fair values of these securities were $2,120,855 and $2,285,263 at December 31, 2005 and 2004, respectively.

During 2005, the Company had gross realized investment gains of $3,211. Investment gains were $464,363 and $4,820 during 2004 and 2003, respectively. During 2005, the Company had gross realized investment losses of $5,047. Gross realized investment losses totaled $576 and $0 in 2004 and 2003, respectively.

During 2004, the Company commenced purchasing investments in lottery prize cash flows. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. At December 31, 2005 and 2004 the carrying value of other investments was $1,656,866 and $206,306, respectively.

Investment income consists of dividends and interest earned on notes receivable, policy loans, available-for-sale securities, mortgage loans, and other investments.

Following are the components of net investment income for the years ended December 31, 2005, 2004 and 2003:

                                                  Years ended December 31,
                                               ------------------------------
                                                 2005       2004       2003
                                               --------   --------   --------
Fixed maturities                               $713,645   $509,933   $549,369
Equity securities                                18,666         70         --
Notes receivables                                    --        238      1,697
Mortgage loans on real estate                    66,625      2,275         --
Equity loss on investment in related parties         --    (28,516)   (46,049)
Short-term and other investments                 90,007     43,798     57,019
                                               --------   --------   --------
Gross investment income                         888,943    527,798    562,036
Investment expenses                             (21,640)   (10,312)    (3,618)
                                               --------   --------   --------
Net investment income                          $867,303   $517,486   $558,418
                                               ========   ========   ========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENTS (CONTINUED)

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. At the end of each quarter, all securities are reviewed in an effort to determine each issuer's ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. Based on the performance of these procedures, no securities are deemed to be other-than-temporarily impaired by the Company.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include (1) the risk that the Company's assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company's investment professionals who determine the fair value estimates and other-than-temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

The following tables provide information regarding unrealized losses on investments available for sale, as of December 31, 2005 and 2004.

                           Less than 12 months       12 months or longer              Total
                         -----------------------   -----------------------   -----------------------
                            Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                            Value       Losses        Value       Losses        Value       Losses
                         ----------   ----------   ----------   ----------   ----------   ----------
December 31, 2005:
U.S. Government Agency   $  598,965    $ 11,324    $   96,879    $  2,702    $  695,844    $ 14,026
Corporate bonds           6,047,377     212,041     1,414,230     120,013     7,461,607     332,054
                         ----------    --------    ----------    --------    ----------    --------
Total                    $6,646,342    $223,365    $1,511,109    $122,715    $8,157,451    $346,080
                         ==========    ========    ==========    ========    ==========    ========
Equity securities        $   47,980    $     20    $  126,275    $ 23,375    $  174,255    $ 23,395
                         ==========    ========    ==========    ========    ==========    ========

                           Less than 12 months       12 months or longer              Total
                         -----------------------   -----------------------   -----------------------
                            Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                            Value       Losses        Value       Losses        Value       Losses
                         ----------   ----------   ----------   ----------   ----------   ----------
December 31, 2004:
U.S. Government Agency   $  401,058     $   702     $447,332      $1,228     $  848,390     $ 1,930
Corporate bonds           3,656,639      74,449      522,168       6,387      4,178,807      80,836
                         ----------     -------     --------      ------     ----------     -------
Total                    $4,057,697     $75,151     $969,500      $7,615     $5,027,197     $82,766
                         ==========     =======     ========      ======     ==========     =======
Equity securities        $  144,600     $ 5,050     $     --      $   --     $  144,600     $ 5,050
                         ==========     =======     ========      ======     ==========     =======

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CONCENTRATIONS OF CREDIT RISK

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation. However, the cash balances exceeding this maximum are protected through additional insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

5. INVESTMENTS IN RELATED PARTIES

Effective August 26, 2004, the Company purchased the remaining 50% joint venture interest in First Computer Services, LLC ("FCS") from First Alliance Corporation ("FAC") of Lexington, Kentucky. FCS owned the accounting hardware and software that operates the Company's policy administration, underwriting, claim processing, and accounting system. The aggregate purchase price for the remaining interest was $80,547, consisting of a single cash payment to FAC of $57,547 and the assumption of a $23,000 liability of FAC to FCS. The fair value of the remaining interest acquired was $48,184 consisting of 50% interests in computer hardware and software and an operating cash balance. The resulting loss of $32,363, representing the difference between the aggregate purchase price and the fair value of the remaining interest acquired, was included in other operating costs and expenses for 2004. Following the purchase of the remaining interest, FCS was dissolved with all assets being transferred to the Company.

Prior to the dissolution of FCS, the Company recorded its 50% investor share of joint venture losses using the equity method of accounting. The Company's share of joint venture losses totaled $28,516 and $46,049 for the years ended December 31, 2004 and 2003, respectively. These amounts were included in net investment income. As of December 31, 2005 and 2004, the carrying value of the FCS investment was $0.

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

                                                      2005         2004
                                                   ----------   ----------
Land and improvements                              $  357,675   $  357,675
Building and capitalized interest                   2,605,330    2,605,330
Furniture, fixtures and equipment                     510,063      481,003
Tenant improvements                                   103,372           --
                                                   ----------   ----------
Total property and equipment                        3,576,440    3,444,008
Less - accumulated depreciation and amortization     (820,415)    (668,821)
                                                   ----------   ----------
Net property and equipment                         $2,756,025   $2,775,187
                                                   ==========   ==========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LEASES

The Company owns a 20,000 square foot office building and occupies approximately 7,500 square feet. The Company has leased 10,000 square feet under a lease that commenced on July 1, 2001 and will end on June 30, 2006. The lease will automatically renew if not terminated on or after June 15, 2006 for another five years.

Effective August 29, 2005, the Company executed a lease agreement with a tenant for the remaining 2,500 square feet of vacant space. The base lease period commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew if not terminated on or after August 15, 2010 for another five years. The lease agreement calls for minimum monthly base lease payments of $4,332 for the period September 1, 2005 through August 31, 2010. The lease payments will decrease to $3,100 per month for the period September 1, 2010 through August 31, 2015. In conjunction with the execution of the lease agreement, the Company incurred $103,372 in tenant improvement costs to prepare the space for lease. These costs are being depreciated on a straight line basis over the base lease term of five years.

The future minimum lease payments to be received under non cancelable lease agreements at December 31, 2005 are approximately as follows:

Year Ending
December 31,    Amount
------------   --------
    2006        144,106
    2007         51,984
    2008         51,984
    2009         51,984
    2010         34,656
               --------
   Total       $334,714
               ========

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

The Company has elected to file a consolidated federal income tax return with FLAC and FLBI for the year ended December 31, 2005 and filed a consolidated federal income tax return with FLAC for the years ended December 31, 2004 and 2003. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence. Federal income tax expense for the years ended December 31, 2005, 2004, and 2003 consisted of the following:

                                         Years ended December 31,
                                       ---------------------------
                                       2005     2004        2003
                                       ----   --------   ---------
Current                                 $--   $     --   $ (21,089)
Deferred                                 --    (64,380)   (219,397)
                                        ---   --------   ---------
Federal income tax (benefit) expense    $--   $(64,380)  $(240,486)
                                        ===   ========   =========

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FEDERAL INCOME TAXES (CONTINUED)

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate for 2005, 2004 and 2003 as follows:


                                                              Years ended December 31,
                                                         ---------------------------------
                                                            2005        2004        2003
                                                         ---------   ---------   ---------
Federal income tax expense (benefit) at statutory rate   $(238,213)  $(101,088)  $(247,005)
Small life insurance company deduction                     (36,106)    (64,975)    (51,616)
Increase in valuation allowance                            273,190     100,202     234,152
Income tax recoverable from NOL carryback                       --          --     (21,089)
Other                                                        1,129       1,481    (154,928)
                                                         ---------   ---------   ---------
Federal income tax (benefit) expense                     $      --   $ (64,380)  $(240,486)
                                                         =========   =========   =========

Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company's net deferred tax liability are as follows:

                                              December 31,
                                       -------------------------
                                           2005          2004
                                       -----------   -----------
Deferred tax liability:
   Due premiums                        $    11,832   $    10,659
   Deferred policy acquisition costs       868,699       761,870
   Accrual of discount                       5,387         4,253
   Net unrealized investment gain               --        53,385
                                       -----------   -----------
Total deferred tax liability               885,918       830,167
Deferred tax asset:
   Policy reserves                          92,810        74,607
   Reinsurance premiums                      3,514         4,624
   Net operating loss carryforward       2,217,307     1,852,075
   Net unrealized investment loss           22,164            --
                                       -----------   -----------
Total deferred tax asset                 2,335,795     1,931,306
Valuation allowance                     (1,977,818)   (1,704,628)
                                       -----------   -----------
Net deferred tax asset                     357,977       226,678
                                       -----------   -----------
Net deferred tax liability             $   527,941   $   603,489
                                       ===========   ===========

The Company has net operating loss carryforwards of approximately $6,931,709 on a consolidated basis. Net operating loss carryforwards of $799,241 resulted from non-life insurance operations and were generated prior to the base period for tax consolidation purposes. These loss carryforwards expire in 2011 and 2012 and can only be used to offset taxable income resulting from non-life insurance operations. Net operating loss carryforwards of $5,136,220 resulted from non-life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2018 through 2025 and can be used to offset either taxable income resulting from non-life insurance operations or 35% of taxable income resulting from life insurance operations. Net operating loss carryforwards of $996,248 resulted from life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2022 through 2025.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE

The Company maintained a $1,736,671 note to Vision Bank as of December 31, 2005. The note is secured by the home office building. The note will mature on April 22, 2013. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest on April 22, 2013. Interest will be accrued at 6% until April 22, 2008 at which time the rate may change. The interest rate change will be the Wall Street Journal Prime Rate of Interest, subject to a floor of 6% and a ceiling of 9.5%.

On March 2, 2005 the Company borrowed $570,355 from Brooke Credit Corporation at a fixed interest rate of 8% over a ten year period (See Note 11). The note is payable in 120 monthly payments of $6,897. The balance of the note at December 31, 2005 was $536,315. The Company has granted a second priority security interest in its commercial real property and office building to secure the loan from Brooke Credit Corp.

Required future principle payments are as follows:

             Principal
   Year       Payment
   ----      ---------
      2006      99,724
      2007     106,808
      2008     114,022
      2009     122,527
      2010     131,265
Thereafter   1,698,640
             ---------
     Total   2,272,986
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

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHAREHOLDERS' EQUITY AND STATUTORY ACCOUNTING PRACTICES (CONTINUED)

Net income for 2005, 2004, and 2003 and capital and surplus at December 31, 2005, 2004, and 2003 for the Company's insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows:

                 GAAP                        SAP
       ------------------------   ------------------------
       Net Income   Capital and   Net Income   Capital and
         (loss)       Surplus       (loss)       Surplus
       ----------   -----------   ----------   -----------
2005     271,995     6,490,251     (64,575)     2,724,980
2004     528,494     6,251,955     (54,205)     2,539,348
2003     609,166     5,796,464    (253,955)     2,615,342

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

11. TREASURY STOCK TRANSACTION

On March 2, 2005 the Company acquired 450,500 shares of its common stock from a single, corporate shareholder, Brooke Corporation ("Brooke"). The Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remainder at a fixed interest rate of 8% over a ten year period (see Note 9). The agreement also grants Brooke three separate warrants to purchase common stock for 50,000 shares each at prices of $1.71, $3.35 and $5.00. The warrants are exercisable in 2012 or immediately prior to any earlier change of control involving the Company and expire no later than 2015. The agreement also contained covenants whereby Brooke agreed, among other things, not to purchase additional shares of the Company's common stock or participate in any proxy contest or other effort to take control of the Company for a period of five years. The Company incurred a loss on the transaction in the amount of $35,465. The loss is included in other operating costs and expenses for the year ended December 31, 2005. The fair value of the warrants has been included in additional paid in capital.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer ("Meyer"), the Company's former President, arising, in part, out of Meyer's employment with the Company. Among other things, the Company sought to recover expense reimbursements previously paid to Meyer and Company funds allegedly misappropriated by Meyer. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees. On December 12, 2003, Meyer filed an Answer and Counterclaim against the Company asserting claims for defamation and breach of employment agreement. On August 1, 2005, the District Court of Shawnee County, Kansas entered an order, by agreement, submitting the claims to binding arbitration. Following the conclusion of the arbitration, the parties entered into a settlement agreement in November of 2005, pursuant to which the Company agreed to pay Meyer $38,500 and Meyer and the Company agreed to settle all claims. The Company paid the amount to Meyer in February of 2006. This award amount has been accrued as of December 31, 2005 and is included in other operating costs and expenses for the year ended December 31, 2005.

13. REINSURANCE

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company ("Generali") of Kansas City, Missouri, Optimum Re Insurance Company ("Optimum Re") of Dallas, Texas, and Wilton Reassurance Company ("Wilton Re") of Wilton, CT, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. At December 31, 2005 and 2004, respectively, FLAC ceded inforce amounts totaling $32,617,000 and $30,675,000 of ordinary business and $33,235,000 and $35,695,000 of accidental death benefit risk.

Pursuant to the terms of the agreement with Generali, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as "reinsurance premiums payable" in the accompanying balance sheet and as "reinsurance premiums ceded" in the accompanying income statement. At December 31, 2005 and 2004, respectively, the unpaid reinsurance premiums net of amortization totaled $17,570 and $ 23,120. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.

FLAC is party to an Automatic Retrocession Pool Agreement (the "Reinsurance Pool") with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re's retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC's maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2005 and 2004, respectively, FLAC assumed inforce amounts totaling $17,726,000 and $16,630,000.

Effective September 29, 2005, the Company and Wilton Re executed a binding letter of intent whereby both parties agreed that the Company would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by the Company subsequent to January 1, 2005. Wilton Re has agreed to provide various commission and expense allowances to the Company in exchange for the Company ceding 50% of the applicable premiums to Wilton Re as they are collected. The impact of this reinsurance agreement on the consolidated financial statements for 2005 is summarized below:

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. REINSURANCE (CONTINUED)

                                                      Balance                   Balance
                                                     Excluding                 Including
                                                    Reinsurance     Impact    Reinsurance
                                                    -----------   ---------   -----------
Balance Sheet
Assets:
Cash and cash equivalents                           $  (185,759)  $ 434,868   $   249,109
Accounts receivable                                     273,954      (1,754)      272,200
Reinsurance receivables                                      --      78,725        78,725
Deferred policy acquisition costs                     5,545,134    (411,890)    5,133,244
                                                                  ---------
                                                                  $  99,949

Liabilities & Shareholders' Equity:
Future policy benefits                              $ 5,435,230   $(167,425)  $ 5,267,805
Liability for policy claims                             238,289     (48,239)      190,050
Reinsurance premiums payable                             17,570      89,764       107,334
Amounts held under reinsurance                               --     219,079       219,079
Deferred federal income taxes payable                   527,941          --       527,941
Shareholders' equity                                  7,316,477       6,770     7,323,247
                                                                  ---------
                                                                  $  99,949

Statement of Operations
Revenues:
Reinsurance premiums ceded                          $  (111,837)  $(307,823)  $  (419,660)
Benefits & Expenses:
Increase in policy reserves                         $ 1,285,926   $(167,425)  $ 1,118,501
Death claims                                            565,563     (58,813)      506,750
Commissions                                           1,536,672    (335,931)    1,200,741
Policy acquisition costs deferred                    (1,729,597)    482,610    (1,246,987)
Amortization of deferred policy acquisition costs       701,456     (70,719)      630,737
Miscellaneous taxes                                     145,536      (7,650)      137,886
Other operating costs and expenses                    1,492,972    (156,665)    1,336,307
                                                                  ---------
                                                                  $(314,593)
Income tax expense                                  $        --   $      --   $        --
Net income (loss)                                   $  (707,399)  $   6,770   $  (700,629)

14. RELATED PARTY TRANSACTIONS

One of the Company's notes payable is financed by Vision Bank of Topeka, Kansas (see Note 9). A Director of the Company is the President and CEO of Vision Bank. The terms of the note payable were determined by competitive bid.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are as follows:

Fixed Maturities

Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 2005 and 2004, the fair value of fixed maturities was $13,854,375 and $13,479,388, respectively.

Equity Securities

Equity securities are carried at fair value in the accompanying consolidated balance sheets. The fair value of equity securities are based on quoted market prices. At December 31, 2005 and 2004, the fair value of equity securities was $456,760 and $236,342, respectively.

Policy Loans

The carrying value of policy loans approximates their fair value. At December 31, 2005 and 2004, the fair value of policy loans was $103,493 and $86,946, respectively.

Mortgage Loans on Real Estate

The carrying value of mortgage loans on real estate approximates their fair value. At December 31, 2005 and 2004, the fair value of mortgage loans on real estate was $1,566,382 and $349,542, respectively.

Other Investments

The carrying value of other investments approximates their fair value. At December 31, 2005 and 2004, the fair value of other investments was $1,656,866 and $206,306, respectively.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates their fair value. At December 31, 2005 and 2004, the fair value of cash and cash equivalents was $249,109 and $527,028, respectively.

16. SEGMENT INFORMATION

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations (conducted by FLAC and by the Company pursuant to the Services Agreement) and corporate operations. The brokerage operations of FLBI are included in corporate operations as a result of their relative insignificance to date. All sales of life insurance by FLAC are to unaffiliated customers. Substantially all additions to property and equipment occur at the corporate operations level. Segment information as of December 31, 2005, 2004 and 2003 and for the years then ended is as follows:

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SEGMENT INFORMATION (CONTINUED)

                                               2005          2004          2003
                                           -----------   -----------   -----------
Revenues:
   Life and annuity insurance operations   $ 4,628,936   $ 4,293,633   $ 3,988,400
   Corporate operations                        231,566       403,843       325,569
                                           -----------   -----------   -----------
      Total                                $ 4,860,502   $ 4,697,476   $ 4,313,969
                                           ===========   ===========   ===========

Income (loss) before income taxes:
   Life and annuity insurance operations   $   271,992   $   464,114   $   368,682
   Corporate operations                       (972,621)     (761,430)   (1,095,168)
                                           -----------   -----------   -----------
      Total                                $  (700,629)  $  (297,316)  $  (726,486)
                                           ===========   ===========   ===========

Depreciation and amortization expense:
   Life and annuity insurance operations   $   630,737   $   769,611   $   629,068
   Corporate operations                        154,301       132,902       124,093
                                           -----------   -----------   -----------
      Total                                $   785,038   $   902,513   $   753,161
                                           ===========   ===========   ===========

Assets:
   Life and annuity insurance operations   $23,337,149   $18,305,111   $15,053,265
   Corporate operations                      3,340,513     4,649,885     5,625,835
                                           -----------   -----------   -----------
      Total                                $26,677,662   $22,954,996   $20,679,100
                                           ===========   ===========   ===========

17. LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2005, 2004, and 2003, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by (used in) operating activities during the years ended December 31, 2005, 2004 and 2003 totaled $768,938, $404,894 and ($179,098), respectively.

As of December 31, 2005, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $14,543,444, as compared with $14,200,958 at the end of 2004 and $12,890,488 at the end of 2003. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $14,112,878, $12,812,107, and $10,541,139, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of December 31, 2005, cash reserves and liquid investments at the parent company level were approximately $419,540 as compared with $1,388,851 at the end of 2004 and $2,349,349 at the end of 2003. Cash reserves at FLBI were $11,026 at the end of 2005. Based on the decreasing level of cash reserves and liquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC have approved a transaction pursuant to which FLAC has agreed to purchase the Company's home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

                       FIRST AMERICAN CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On March 28, 2006, the KID approved this transaction pursuant to a Form D (Prior Notice of a Transaction) filed by the Company. Proceeds from the sale will be used by the parent company to pay off the two creditors that currently hold mortgages on the building, thus resulting in interest savings of approximately $890,000 over the life of the loans. In addition, the transaction will provide the parent company with approximately $500,000 in cash. This cash will be used to fund operations at the parent company.

Based on currently forecasted cash flow levels, management anticipates that the $500,000 in cash provided to the parent company as a result of the aforementioned transaction plus the parent company's existing cash reserves of approximately $420,000 will fund operations at the parent company level into mid 2007. Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds. Successful efforts in this arena will not only help to remedy the parent company's current cash situation, but also allow management to fully implement its business development plan of expanding the Company's product lines and marketing efforts through the infusion of additional capital into FLAC's insurance operations and FLBI's brokerage operations. If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC. There is no assurance of what if any value could be realized by the parent company in this event.

18. OTHER REGULATORY MATTERS

FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

FLAC was previously licensed to transact business in the state of Ohio. FLAC's license in Ohio was suspended during the fourth quarter of 2005. The suspension resulted from FLAC's statutory basis capital and surplus as of September 30, 2005 of $2,495,616 being less than the minimum required level in Ohio of $2,500,000. As of December 31, 2005, FLAC's statutory basis capital and surplus was $2,724,980, which is in excess of the aforementioned minimum requirement. FLAC has appealed the suspension and expects to have its license reinstated in 2006.