Form 10QSB
period 2006-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2006-10-06
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2006.

     [ ]  Transition  Report  Under  Section  13 or 15(d)  of the  Securities
          Exchange   Act  of  1934
          For  the   transition   period   from                             to
                                               ----------------------------
          ----------------------------.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock, $.10 Par Value - 4,257,057 shares as of March 16, 2006


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB




Part I.  FINANCIAL INFORMATION                                      Page Numbers
------------------------------                                      ------------


Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets as of March 31, 2006
      and December 31, 2005...................................................3

Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2006 and 2005..............................5

Condensed Consolidated Statements of Comprehensive Income for the
      three months ended March 31, 2006 and 2005..............................6

Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2006 and 2005..............................7

Notes to Condensed Consolidated Financial Statements..........................9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................13

Item 3.  Controls and Procedures.............................................19

Part II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K.....................................20

SIGNATURES...................................................................22

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)
                                                                    March 31,               December 31,
Assets                                                                2006                      2005
                                                                 --------------------    --------------------
Investments:
   Securities available-for-sale, at fair value:
      Fixed maturities (amortized cost, $14,386,654
         in 2006 and $13,960,005 in 2005)                          $    13,952,177          $    13,854,375
      Equity securities (cost of $458,150 in 2006
         and $458,150 in 2005)                                             482,964                  456,760
      Investments in real estate                                           274,564                  274,564
      Policy loans                                                         127,069                  103,493
      Mortgage loans on real estate                                      1,552,792                1,566,382
      Other investments                                                  1,759,605                1,656,866
                                                                 --------------------    --------------------
Total investments                                                       18,149,171               17,912,440

Cash and cash equivalents                                                1,158,232                  249,109
Accrued investment income                                                  228,111                  250,984
Accounts receivable                                                        154,370                  272,200
Reinsurance receivables                                                     53,166                   78,725
Deferred policy acquisition costs (net of accumulated
   amortization of $3,868,285 in 2006 and $3,712,369 in 2005)            5,252,322                5,133,244
Property and equipment (net of accumulated depreciation
   of $855,841 in 2006 and $820,415 in 2005)                             2,728,355                2,756,025
Other assets                                                                13,256                   24,935
                                                                 --------------------    --------------------
Total assets                                                       $    27,736,983          $    26,677,662
                                                                 --------------------    --------------------


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION


                                                               (Unaudited)
                                                                March 31,           December 31,
Liabilities and Shareholders' Equity                              2006                  2005
                                                           --------------------  --------------------
Policy and contract liabilities:
     Future annuity benefits                                      $ 11,511,988          $ 10,301,546
     Future policy benefits                                          5,517,782             5,267,805
     Liability for policy claims                                       172,749               190,050
     Policyholder premium deposits                                     133,365               146,354
     Deposits on pending policy applications                            48,105                 9,361
     Reinsurance premiums payable                                       63,813               107,334
     Amounts held under reinsurance                                    137,820               219,079
                                                           --------------------  --------------------
Total policy and contract liabilities                               17,585,622            16,241,529

Commissions, salaries, wages and benefits payable                       56,736               131,873
Other liabilities                                                      239,060               180,086
Notes payable                                                        2,248,197             2,272,986
Deferred federal income taxes payable                                  465,078               527,941
                                                           --------------------  --------------------
Total liabilities                                                   20,594,693            19,354,415

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;
   5,449,578 shares issued and 4,257,057 shares outstanding
   in 2006; and 5,449,578 issued and 4,257,057 shares
   outstanding in 2005                                                 544,958               544,958
Additional paid in capital                                          12,478,903            12,478,903
Accumulated deficit                                                 (3,437,581)           (3,496,404)
Accumulated other comprehensive income (loss)                         (324,642)              (84,862)
Less: Treasury stock held at cost (1,192,521 shares in 2006
   and 1,192,521 in 2005)                                           (2,119,348)           (2,119,348)
                                                           --------------------  --------------------
Total shareholders' equity                                           7,142,290             7,323,247
                                                           --------------------  --------------------
Total liabilities and shareholders' equity                        $ 27,736,983          $ 26,677,662
                                                           ====================  ====================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   (Unaudited)
                                                               Three months ended
                                                       March 31,                   March 31,
                                                         2006                         2005
                                                ------------------------       -------------------
Revenues:
      Gross premium income                                $   1,263,966             $   1,156,197
      Reinsurance premiums assumed                                2,166                     2,035
      Reinsurance premiums ceded                               (162,353)                  (45,776)
                                                ------------------------       -------------------
           Net premium income                                 1,103,779                 1,112,456
      Net investment income                                     265,966                   189,933
      Net realized investment gain (loss)                        (1,724)                   (1,669)
      Rental income                                              59,058                    45,780
      Other income                                                  250                         -
                                                ------------------------       -------------------
           Total revenue                                      1,427,329                 1,346,500

Benefits and expenses:
      Increase in policy reserves                               249,977                   411,748
      Policyholder surrender values                              71,365                    49,609
      Interest credited on annuities and
           premium deposits                                     126,304                    85,826
      Death claims                                              132,564                    72,556
      Commissions                                               250,321                   300,960
      Policy acquisition costs deferred                        (274,994)                 (322,203)
      Amortization of deferred policy
           acquisition costs                                    155,916                   196,132
      Salaries, wages, and employee benefits                    270,832                   315,040
      Miscellaneous taxes                                        27,128                    31,979
      Other operating costs and expenses                        359,093                   420,933
                                                ------------------------       -------------------
           Total benefits and expenses                        1,368,506                 1,562,580
                                                ------------------------       -------------------

Income (Loss) before income tax expense                          58,832                  (216,080)
                                                ------------------------       -------------------
Income tax expense (benefit)
                                                                      -                    15,241
                                                ------------------------       -------------------

Net Income (Loss)                                           $    58,823             $    (231,321)
                                                ========================       ===================

Net Income (Loss) per common
      share - basic and diluted                             $      0.01             $       (0.05)
                                                ========================       ===================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                                     (Unaudited)
                                                                                  Three months ended
                                                                           March 31,              March 31,
                                                                             2006                    2005
                                                                      --------------------    -------------------

Net income (loss)                                                             $    58,823      $ (231,321)
Unrealized gain (loss) on available-for-sale securities:
  Unrealized holding gain (loss) during the period                               (304,367)       (257,680)
  Less: Reclassification for gains (loss) included in net income                   (1,724)         (1,669)
  Tax benefit (expense)                                                            62,863          51,302
                                                                      --------------------    -------------------

Other comprehensive income (loss)                                                (239,780)       (204,709)
                                                                      --------------------    -------------------

Comprehensive loss                                                            $  (180,957)     $ (436,030)
                                                                      ====================    ===================

Comprehensive loss per common share-basic and diluted                         $     (0.04)     $    (0.10)
                                                                      --------------------    -------------------


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   (Unaudited)
                                                                                Three months ended
                                                                        March 31,                 March 31,
                                                                           2006                      2005
                                                                   ---------------------    -----------------------
Operating activities:
Net income (loss)                                                   $    58,823                 $  (231,321)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Interest credited on annuities and premium deposits                126,304                      85,826
     Net realized investment (gain) loss                                  1,724                       1,669
     Provision for depreciation                                          35,425                      41,347
     Settlement loss                                                          -                      35,465
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                     (11,619)                     20,869
     Provision for deferred federal income taxes                              -                      15,241
     Decrease in accrued investment income                               22,873                       6,155
     (Increase) decrease in accounts receivable                         117,830                     (68,309)
     Decrease in reinsurance receivables                                 25,559                           -
     Acquisition costs capitalized                                     (274,994)                   (322,203)
     Amortization of deferred acquisition costs                         155,916                     196,132
     Increase in policy loans                                           (23,576)                    (10,400)
     Decrease in other assets                                            11,679                      17,488
     Increase in future policy benefits                                 249,977                     411,748
     Increase (decrease) in liability for policy claims                 (17,301)                      1,700
     Increase in deposits on pending policy applications                 38,744                       2,868
     Decrease in reinsurance premiums payable                           (43,521)                     (2,048)
     Decrease in amounts held under reinsurance                         (81,259)                          -
     Increase (decrease) in commissions, salaries, wages and
         benefits payable                                               (75,137)                     10,796
     Increase in other liabilities                                       58,974                      69,852
                                                                   ---------------------    -----------------------
Net cash provided by (used in) operating activities                 $   376,421                 $   282,875



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                             (Unaudited)
                                                                   March 31,               March 31,
                                                                     2006                    2005
                                                              --------------------    -------------------
Investing activities:
     Purchase of available-for-sale fixed maturities             $  (565,852)            $  (749,582)
     Sale of available-for-sale fixed maturities                      69,346                 198,750
     Maturity of available-for-sale fixed maturities                  50,000                 500,000
     Additions to property and equipment                              (7,755)                 (1,207)
     Purchase of other investments                                  (130,800)               (218,550)
     Maturity of other investments                                    57,812                   8,333
     Purchase of mortgage loans                                            -                (299,000)
     Payments received on mortgage loans                              13,590                   1,391
                                                              --------------------    -------------------
Net cash used in investing activities                               (513,659)               (559,865)

Financing activities:
     Proceeds from note payable                                            -                 570,355
     Payments on notes payable                                       (24,789)                (19,061)
     Deposits on annuity contracts                                 1,084,138               1,009,784
     Surrenders on annuity contracts                                       -                (162,174)
     Policyholder premium deposits                                         -                  16,842
     Withdrawals on policyholder premium deposits                    (12,988)                (18,347)
     Purchase of treasury stock                                            -                (770,355)
                                                              --------------------    -------------------
Net cash provided by financing activities                          1,046,361                 627,044
                                                              --------------------    -------------------

(Decrease) Increase in cash and cash equivalents                     909,123                 350,054

Cash and cash equivalents, beginning of period                       249,109                 527,028
                                                              --------------------    -------------------

Cash and cash equivalents, end of period                         $ 1,158,233             $   877,082
                                                              ====================    ===================

Supplemental disclosure of cash activities:
     Interest paid                                               $    36,446             $    28,437
                                                              ====================    ===================
     Income taxes paid                                           $         -             $         -
                                                              --------------------    -------------------



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month periods ended March 31, 2006 and 2005 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

2.   Notes Payable

The Company maintained a $1,722,054 note to VisionBank as of March 31, 2006. The note is secured by the home office building. The note will mature on April 22, 2013. The note is payable in 120 monthly payments of $13,534 each with a final payment of the unpaid principal balance and interest on April 22, 2013. Interest will be accrued at 6% until April 22, 2008 at which time the rate may change. The interest rate change will be the Wall Street Journal Prime Rate of Interest, subject to a floor of 6% and a ceiling of 9.5%.

On March 2, 2005 the Company borrowed $570,355 from Brooke Credit Corporation at a fixed interest rate of 8% over a ten year period. The note is payable in 120 monthly payments of $6,897. The balance of the note at March 31, 2006 was $526,143. In April 2006 both notes were repaid.

3.   Net Earnings Per Common Share

Net income (loss) per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. On March 2, 2005 the Company acquired 450,500 shares of its common stock from Brooke. The weighted average number of common shares outstanding was 4,257,057 and 4,541,917 for the three months ended March 31, 2006 and March 31, 2005, respectively.

4.   Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has elected to file a consolidated federal income tax return with its subsidiaries, First Life America Corporation ("FLAC") and First Life Brokerage, Inc. (FLBI) for 2006 and 2005. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence, which covers the period from November 1998 through December 31, 2002.

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

On August 1, 2005, the District Court of Shawnee County, Kansas entered an order, by agreement, submitting the claims to binding arbitration. Following the conclusion of the arbitration, the parties entered into a settlement agreement in November of 2005, pursuant to which the Company agreed to pay Meyer $38,500 and Meyer and the Company agreed to settle all claims. The Company paid the amount to Meyer in February of 2006. This award amount had been accrued as of December 31, 2005.

6.   Reinsurance

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

7.   Liquidity and Capital Resources

During the quarters ended March 31, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the quarters ended March 31, 2006 and 2005 totaled $376,421 and $282,875, respectively.

As of March 31, 2006, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $15,576,573, as compared with $14,316,644 as if March 31, 2005. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $15,231,163 and $13,282,629, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of March 31, 2006, cash reserves and nonliquid investments at the parent company level were approximately $340,052 as compared with $1,034,015 as of March 31, 2005. Cash reserves for FLBI were $5,358 at March 31, 2006 and there were none at March 31, 2005. Based on the decreasing level of cash reserves and nonliquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company's home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

On March 28, 2006, the Kansas Insurance Department (KID) approved this transaction pursuant to a Form D (Prior Notice of a Transaction) filed by the Company. Proceeds from the sale were used by the parent company to pay off the two creditors that held mortgages on the building, which resulting in interest savings of approximately $890,000 over the life of the loans. In addition, the transaction provided the parent company with approximately $500,000 in cash. This cash will be used to fund operations at the parent company.

Based on currently forecasted cash flow levels,  management anticipates that the
$500,000  in  cash   provided  to  the
parent company as a result of the aforementioned transaction plus the parent company's existing cash reserves of approximately $380,000 will fund operations at the parent company level into mid 2007. Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds. Successful efforts in this arena will not only help to remedy the parent company's current cash situation, but also allow management to fully implement its business development plan of expanding the Company's product lines and marketing efforts through the infusion of additional capital into FLAC's insurance operations and FLBI's brokerage operations. If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC. There is no assurance of what if any value could be realized by the parent company in this event.

Pursuant to these efforts, on October 6, 2006, the Company executed a Stock Purchase and Sale Agreement (the "Agreement") with Brooke Corporation ("Brooke") pursuant to which, subject to the conditions stated in the Agreement, Brooke has agreed to acquire newly issued shares of the common stock of FACC in a two step transaction that will result in Brooke owning 55% of the then issued and outstanding shares of common stock. In consideration therefor, Brooke will (i) pay to FACC $3,000,000 in cash and (ii) enter into a Brokerage Agreement pursuant to which, among other things, CJD & Associates, L.L.C., a Brooke subsidiary, will cause all of its new managing general agent loan brokerage business to be transacted through First Life Brokerage, Inc. ("FLB"), a FACC subsidiary. In the Agreement, the pretax profits of FLB over a three year period shall be not less than $6,000,000 in pretax profits or Brooke shall be obligated to contribute funds FACC as additional consideration for the issuance of the shares of FACC common stock acquired pursuant to the Agreement to the extent the pretax profit goal is not made under such schedule. The closing of the transactions contemplated under the Agreement are subject to a number of conditions, including the approval of the Kansas Department of Insurance. Although there is no assurrance that these conditions will be met and that the closing of these transactions will occur, management currently anticipates that the closing will occur in the fourth quarter of 2006.

8.   Other Regulatory Matters

FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

FLAC was previously licensed to transact business in the state of Ohio. FLAC's license in Ohio was suspended during the fourth quarter of 2005. The suspension resulted from FLAC's statutory basis capital and surplus as of September 30, 2005 of $2,495,616 being less than the minimum required level in Ohio of $2,500,000. As of March 31, 2006, FLAC's statutory basis capital and surplus was $2,951,924, which is in excess of the aforementioned minimum requirement. FLAC has appealed the suspension and expects to have its license reinstated in 2006.

9.   Segment Information

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate and brokerage operations. Segment information for the three months ended March 31, 2006 and 2005, and as of March 31, 2006 and December 31, 2005 is as follows:



                                                                  Three months ended
                                                         March 31,                March 31,
                                                            2006                    2005
                                                    ---------------------    --------------------
Revenues:
         Life and annuity insurance operations        $     1,365,394          $     1,291,279
         Corporate and brokerage operations                    61,935                   55,221
                                                    ---------------------    --------------------
               Total                                  $     1,427,329          $     1,346,500
                                                    =====================    ====================


Income (loss) before income taxes:
         Life and annuity insurance operations       $        244,467          $        83,692
         Corporate and brokerage operations                  (185,644)                (299,772)
                                                    ---------------------    --------------------
               Total                                 $         58,823          $      (216,080)
                                                    =====================    ====================


Depreciation and amortization expense:
         Life and annuity insurance operations       $        155,916          $       196,132
         Corporate and brokerage operations                    35,425                   41,347
                                                    ---------------------    --------------------
               Total                                 $        191,341          $       237,479
                                                    =====================    ====================



                                                         March 31,              December 31,
                                                            2006                    2005
                                                    ---------------------    --------------------
Assets:
         Life and annuity insurance operations       $     24,610,581          $    23,337,149
         Corporate and brokerage operations                 3,126,402                3,340,513
                                                    ---------------------    --------------------
               Total                                 $     27,736,983          $    26,677,662
                                                    ---------------------    --------------------


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

Critical Accounting Policies and Estimates
------------------------------------------

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

Investments
-----------

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

Deferred Policy Acquisition Costs
---------------------------------

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

Future Policy Benefits
----------------------

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

Future Annuity Benefits
-----------------------

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

Premiums
--------

Premiums for traditional life insurance products are reported as revenue when due. Traditional insurance products include whole life and term life. Deposits relate to deferred annuity products. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue.

Income Taxes
------------

Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Reinsurance
-----------

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

Financial Condition
-------------------

Significant changes in the condensed consolidated balance sheets from December 31, 2005 to March 31, 2006 are highlighted below.

Total assets increased from $26,677,662 at December 31, 2005 to $27,736,983 at March 31, 2006. The increase in total assets is primarily attributable to the investment of premiums received during the quarter. Given the long-term nature of the policy and contract liabilities associated with these premiums, management is able to invest these premiums for a period of time until a payout of policy benefits is required.

The Company's available-for-sale fixed maturity securities had a fair value of $13,952,177 and $13,854,375 at March 31, 2006 and December 31, 2005,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

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

Mortgage loans on real estate decreased from $1,566,382 at December 31, 2005 to $1,552,792 at March 31, 2006. The slight decrease is attributable to the payments received during the quarter on mortgage loans purchased during the quarter. No additional mortgage loans were purchased in the first quarter of 2006. The Company currently owns six mortgage loans. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Other investments increased from $1,656,866 at December 31, 2005 to $1,759,605 at March 31, 2006. The increase is attributable to the purchase of additional investments in lottery prize cash flows during the three months ended March 31, 2006. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents increased to $1,158,232 at March 31, 2006 from $249,109 at December 31, 2005. Refer to the statement of cash flows for sources and uses of cash.

Accounts receivable decreased 43% from $272,200 at December 31, 2005 to $154,370 at March 31, 2006. The decrease is primarily due to a decrease of $121,467 in amounts due from agents. An allowance for uncollectible items is not deemed necessary with respect to these receivables.

Deferred policy acquisition costs, net of amortization, increased 2% from $5,133,244 at December 31, 2005 to $5,252,322 at March 31, 2006 resulting from the  capitalization  of  acquisition  expenses  related  to the  sales  of  life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.

Liabilities increased to $20,594,693 at March 31, 2006 from $19,354,415 at December 31, 2005. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company's various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $249,977, or 5% from December 31, 2005 to March 31, 2006. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $1,210,442 or 12% from December 31, 2005 to March 31, 2006. In 2005, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company's FA2000 product. According to the design of the Company's FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Other liabilities increased $58,974 from $180,086 at December 31, 2005 to $239,060 at March 31, 2006. The increase is attributable to timing factors associated with the payment of significant invoices for professional services and property taxes.

Notes payable decreased $24,789 from $2,272,986 at December 31, 2005 to $2,248,197 at March 31, 2006. The decrease is attributable to payments made on the construction loan as well as payments made to Brooke's note payable.

Deferred federal income taxes payable decreased to $465,078 at March 31, 2006 from $527,941 at December 31, 2005. Deferred federal income taxes payable are established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the
operations   of  the   Company   and   FLAC   and  on   unrealized   losses   on
available-for-sale securities. The decrease in deferred taxes payable is primarily attributable to the increase in unrealized losses in the investment portfolio at March 31, 2006 compared to December 31, 2005.

Results of Operations
---------------------

Significant components of revenues include life insurance premiums (net of reinsurance) and net investment income. The following table provides information concerning net premium income for the three months ended March 31, 2006 and 2005:

                                           Three months ended
                                       March 31,          March 31,
                                          2006               2005
                                      ------------      ------------


Whole life insurance:
   First year                         $   235,522       $  221,134
   Renewal                              1,018,041          927,580
Term insurance:
   First year                               1,443               40
   Renewal                                  1,960            1,723
   Single premium                           7,000            5,720
                                      ------------      ------------

Gross premium income                    1,263,966         1,156,197

Reinsurance premiums assumed                2,166             2,035
Reinsurance premiums ceded               (162,353)          (45,776)
                                      ------------      ------------

Net premium income                    $ 1,103,779       $  1,112,456
                                      ------------      ------------







Net premium income decreased $8,677 or 1% from the three months ended March 31, 2006 to the same period during 2005. Total first year whole life premium increased $14,388 or 7% from 2005 to 2006. The increase is attributable to a continuing increase in production of the Company's Golden Eagle Whole Life (Final Expense) product.

Management spent a significant amount of time during 2004 developing new products in an effort to enhance production going forward. Management released several new annuity, term and whole life products during 2005. The Company's goal in introducing these new products is to diversify the Company's product mix and to manage its first year production to both the needs and capacity of the Company.

Total renewal year whole life premiums increased $89,949 or 10% from the three months ended March 31, 2005 to the same period during 2006. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year's first year premium, other than single premium.

Reinsurance premiums ceded increased $116,577 or 255% for the three months ended March 31, 2006, compared to the same period in 2005. The increase is primarily attributable to premiums paid to Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product.

Net investment income increased $76,033 or 40% for the three months ended March 31, 2006, compared to the same period for 2005. The increase is due to an increase of average yields on the Company's portfolio. The Company revised its investment strategy and is now focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group.

Benefits and expenses totaled $1,368,506 and $1,562,580 during the three months ended March 31, 2006 and 2005, respectively. Included in total benefits and expenses were policy reserve increases of $249,977 and $411,748 during three months ended March 31, 2006 and 2005, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Policyholder surrender values increased $21,756 from $49,609 during the three months ended March 31, 2005 to $71,365 during the same period in 2006. This increase is attributable to the maturation of policies.

Interest credited on annuities and premium deposits totaled $126,304 and $85,826 for the three months ended March 31, 2006 and 2005, respectively. The increase during 2006 of $40,478 or 47% is primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce. The average interest credit rate on annuities and premium deposits has increased from 4.6% to 4.9% during the three months ended March 31, 2005 and 2006, respectively.

Death claims increased $60,008, or 83%, for the three months ended March 31, 2006, compared to the same period for 2005. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies. Mortality experienced by the Company to date is within management's expectations.

Commission  expense  totaled  $250,321  and  $300,960 for the three months ended
March 31, 2006 and 2005, respectively. Commission expense is based on a percentage and is determined in the product design. Additionally higher percentage commissions are paid for first year business rather than the renewal year. Commission expense decreased $50,639 primarily due to commission allowances received on reinsured business due from Wilton Re of $115,271 during the quarter being netted against the commission expense. Commission allowances received on reinsurance business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business.

Salaries, wages and employee benefits decreased $44,208 from $315,040 for the three months ended March 31, 2005, to $270,832 for the same period in 2006. The decrease in 2006 is primarily attributable to a decrease in employee headcount along with decreased employee benefit expenses.

Other operating costs and expenses totaled $359,093 and $420,933 for the three months ended March 31, 2006 and 2005, respectively. The net decrease of $61,840, or 15%, was primarily due to a decrease in Wilton Re expense allowances of $38,089, and a loss on a Treasury Stock transaction (Brooke) of $35,465 recognized in March 31, 2005. The Company had no Treasury Stock transactions for the same period in 2006.

As a result of the items noted above the Company had a net income of $58,823 for the three months ended March 31, 2006 and incurred a net loss of $231,321 for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------

During the quarters ended March 31, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the quarters ended March 31, 2006 and 2005 totaled $376,421 and $282,875, respectively.

As of March 31, 2006, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $15,576,573, as compared with $14,316,644 as if March 31, 2005. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $15,231,163 and $13,282,629, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of March 31, 2006, cash reserves and nonliquid investments at the parent company level were approximately $340,052 as compared with $1,034,015 as of March 31, 2005. Cash reserves for FLBI were $5,358 at March 31, 2006 and there were none at March 31, 2005. Based on the decreasing level of cash reserves and nonliquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company's home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

On March 28, 2006, the Kansas Insurance Department (KID) approved this transaction pursuant to a Form D (Prior Notice of a Transaction) filed by the Company. Proceeds from the sale were used by the parent company to pay off the two creditors that held mortgages on the building, which resulting in interest savings of approximately $890,000 over the life of the loans. In addition, the transaction provided the parent company with approximately $500,000 in cash. This cash will be used to fund operations at the parent company.

Based on currently forecasted cash flow levels,  management anticipates that the
$500,000  in  cash   provided  to  the
parent company as a result of the aforementioned transaction plus the parent company's existing cash reserves of approximately $380,000 will fund operations at the parent company level into mid 2007. Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds. Successful efforts in this arena will not only help to remedy the parent company's current cash situation, but also allow management to fully implement its business development plan of expanding the Company's product lines and marketing efforts through the infusion of additional capital into FLAC's insurance operations and FLBI's brokerage operations. If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC. There is no assurance of what if any value could be realized by the parent company in this event.

Pursuant to these efforts, on October 6, 2006, the Company executed a Stock Purchase and Sale Agreement (the "Agreement") with Brooke Corporation ("Brooke") pursuant to which, subject to the conditions stated in the Agreement, Brooke has agreed to acquire newly issued shares of the common stock of FACC in a two step transaction that will result in Brooke owning 55% of the then issued and outstanding shares of common stock. In consideration therefor, Brooke will (i) pay to FACC $3,000,000 in cash and (ii) enter into a Brokerage Agreement pursuant to which, among other things, CJD & Associates, L.L.C., a Brooke subsidiary, will cause all of its new managing general agent loan brokerage business to be transacted through First Life Brokerage, Inc. ("FLB"), a FACC subsidiary. In the Agreement, the pretax profits of FLB over a three year period shall be not less than $6,000,000 in pretax profits or Brooke shall be obligated to contribute funds FACC as additional consideration for the issuance of the shares of FACC common stock acquired pursuant to the Agreement to the extent the pretax profit goal is not made under such schedule. The closing of the transactions contemplated under the Agreement are subject to a number of conditions, including the approval of the Kansas Department of Insurance. Although there is no assurrance that these conditions will be met and that the closing of these transactions will occur, management currently anticipates that the closing will occur in the fourth quarter of 2006.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to the Company's management to allow timely decisions regarding disclosure. The Company's Chief Executive Officer and President conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of those controls and procedures, the Chief Executive Officer and President of the Company concluded that the Company's disclosure controls and procedures are effective in alerting on a timely basis, material information required to be disclosed in the Company's periodic filings.

The Company made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and President.

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

10.2 Service Agreement amended and restated effective January 1, 2002 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.3 to the Registrant's Form 10-KSB filed March 31, 2003)

10.3 Automatic Umbrella and Bulk ADB Reinsurance Agreements effective September 1, 1998 between First Life America Corporation and Business Men's Assurance Company of America (Incorporated by reference from Exhibit 6.8 to the Registrant's Form 10-SB filed August 13, 1999)

10.4 Employment Agreement effective February 16, 2004 between First American Capital Corporation and John F. Van Engelen, as amended (Incorporated by reference from Exhibit 10.5 to the Registrant's Form 10-QSB filed November 15, 2004)

10.5 Inter-company Tax Sharing Agreement dated December 31, 2003 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.6 to the Registrant's Form 10-KSB filed March 29, 2004)

10.6 Stock Repurchase Agreement between First American Capital Corporation and Brooke Corporation dated March 2, 2005 (Incorporated by reference from Exhibit 10.7 to the Registrant's Form 10-KSB filed March 31, 2005)

10.7 Warrant for 50,000 shares of First American Capital Corporation common stock for $1.71per share issued to Brooke Corporation effective March 2, 2005 (Incorporated by reference from Exhibit
               10.8 to the Registrant's Form 10-KSB filed March 31, 2005)

10.8 Warrant for 50,000 shares of First American Capital Corporation common stock for $3.35per share issued to Brooke Corporation effective March 2, 2005 (Incorporated by reference from Exhibit
               10.9 to the Registrant's Form 10-KSB filed March 31, 2005)

10.9 Warrant for 50,000 shares of First American Capital Corporation common stock for $5.00 per share issued to Brooke Corporation effective March 2, 2005 (Incorporated by reference from Exhibit
               10.10 to the Registrant's Form 10-KSB filed March 31, 2005)

10.10 Employment Agreement effective February 7, 2005 between First American Capital Corporation and Richard H. Katz (Incorporated by reference from Exhibit 10.11 to the Registrant's Form 8-K filed April 22, 2005)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2 Certification of Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1 Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2           Certificate of Treasurer and Chief Financial  Officer pursuant to
               Section 18 U.S.C. Section 1350 (*)

               (*) Filed herewith

b)             Reports on Form 8-K

               The Company filed current reports on Forms 8-K dated February 16, 2006, March 13, 2006, and June 5, 2006, announcing current developments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


Date: October 6, 2006                       By: /s/ John F. Van Engelen
     ----------------------------              ---------------------------------
                                            John F. Van Engelen
                                            President & Chief Executive Officer




Date: October 6, 2006                       By: /s/ Harland E. Priddle
     ----------------------------              ---------------------------------
                                            Harland E. Priddle
                                            Chairman & Secretary of the Board of
                                                Directors