Form 10QSB
period 2006-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2006-10-06
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006.

[ ]  Transition  Report Under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 For the transition period from             to
                                                -----------    ----------------.

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


Common Stock, $.10 Par Value - 4,257,057 shares as of August 1, 2006


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB




Part I.  FINANCIAL INFORMATION                                      Page Numbers
------------------------------                                      ------------


Item 1.  Financial Statements:


Condensed Consolidated Balance Sheets as of June 30, 2006
      and December 31, 2005.................................................. 3

Condensed Consolidated Statements of Operations for the
      three months ended June 30, 2006 and 2005 and for the
      six months ended June 30, 2006 and 2005................................ 5

Condensed Consolidated Statements of Comprehensive Income for the
      three months ended June, 2006 and 2005 and for the
      six months ended June 30, 2006 and 2005................................ 6

Condensed Consolidated Statements of Cash Flows for the
      six months ended June 30, 2006 and 2005................................ 7

Notes to Condensed Consolidated Financial Statements......................... 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................13

Item 3.  Controls and Procedures.............................................20

Part II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.................21

Item 6. Exhibits and Reports on Form 8-K.....................................21

SIGNATURES...................................................................22

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        (Unaudited)
                                                                         June 30,               December 31,
Assets                                                                     2006                     2005
                                                                    --------------------     --------------------
Investments:
     Securities available-for-sale, at fair value:
            Fixed maturities (amortized cost, $11,773,264
            in 2006 and $13,960,005 in 2005)                         $   11,166,226           $   13,854,375
            Equity securities (cost of $258,400 in 2006
                and $458,150 in 2005)                                       238,631                  456,760

      Investments in real estate                                            274,564                  274,564
      Policy loans                                                          141,930                  103,493
      Mortgage loans on real estate                                       1,538,953                1,566,382
      Other investments                                                   2,854,364                1,656,866
                                                                     --------------           --------------
Total investments                                                        16,214,668               17,912,440


Cash and cash equivalents                                                 1,076,457                  249,109
Accrued investment income                                                   226,508                  250,984
Accounts receivable                                                         203,937                  272,200
Reinsurance receivables                                                     112,775                   78,725
Deferred policy acquisition costs (net of accumulated
     amortization of $4,078,112 in 2006 and $3,712,369 in
     2005)                                                                5,204,752                5,133,244
Property and equipment (net of accumulated depreciation
     of $474,692 in 2006 and $820,415 in 2005)                            2,697,663                2,756,025
Other assets                                                                122,748                   24,935
                                                                     --------------           --------------
Total assets                                                         $   25,859,508           $   26,677,662
                                                                     ==============           ==============




See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                                                                   (Unaudited)
                                                                    June 30,               December 31,
Liabilities and Shareholders' Equity                                  2006                     2005
                                                               -----------------       -----------------
Policy and contract liabilities:
     Future annuity benefits                                    $    12,163,420         $    10,301,546
     Future policy benefits                                           5,703,130               5,267,805
     Liability for policy claims                                        177,071                 190,050
     Policyholder premium deposits                                      132,245                 146,354
     Deposits on pending policy applications                             16,481                   9,361
     Reinsurance premiums payable                                        66,197                 107,334
     Amounts held under reinsurance                                      95,429                 219,079
                                                               -----------------       -----------------
Total policy and contract liabilities                                18,353,973              16,241,529


Commissions, salaries, wages and benefits payable                        61,629                 131,873
Other liabilities                                                       236,609                 180,086
Notes payable                                                                 -               2,272,986
Deferred federal income taxes payable                                   424,744                 527,941
                                                               -----------------       -----------------
Total liabilities                                                    19,076,508              19,354,415


Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;
     5,449,578 shares issued and 4,257,057 shares
     outstanding in 2006; and 5,449,578 issued and 4,257,057
     shares outstanding in 2005                                         544,958                 544,958
Additional paid in capital                                           12,478,903              12,478,903
Accumulated deficit                                                  (3,620,508)             (3,496,404)
Accumulated other comprehensive income (loss)                          (501,452)                (84,862)
Less: Treasury stock held at cost (1,192,521 shares in 2006
     and 1,192,521 in 2005)                                          (2,119,348)             (2,119,348)
                                                               -----------------       -----------------
Total shareholders' equity                                            6,782,553               7,323,247
                                                               -----------------       -----------------
Total liabilities and shareholders' equity                      $    25,859,508         $    26,677,662
                                                               =================       =================



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         (Unaudited)                                  (Unaudited)
                                                     Three months ended                            Six months ended
                                               June 30,               June30,              June 30,               June 30,
                                                 2006                  2005                  2006                   2005
                                           ------------------    ------------------    ------------------    -------------------

Revenues:
      Gross premium income                  $    972,407          $    945,015          $  2,236,373          $  2,101,212
      Reinsurance premiums assumed                 6,471                 3,845                 8,637                 5,880
      Reinsurance premiums ceded                (150,520)              (22,421)             (312,873)              (68,197)
                                           ------------------    ------------------    ------------------    -------------------
               Net premium income                828,358               926,439             1,932,137             2,038,895
      Net investment income                      267,710               210,935               533,676               400,868
      Net realized investment gain (loss)        (68,293)                3,211               (70,017)                1,542
      Rental income                               59,057                45,779               118,114                91,558
      Other income                                 1,054                    50                 1,305                    50
                                           ------------------    ------------------    ------------------    -------------------
               Total revenue                   1,087,886             1,186,414             2,515,215             2,532,913

Benefits and expenses:
        Increase in policy reserves              185,348               266,684               435,325               678,432
        Policyholder surrender values             76,556                60,538               147,921               110,147
        Interest credited on annuities
               and premium deposits              142,943                98,768               269,247               184,594
        Death claims                             162,467               133,444               295,031               206,000
        Commissions                              175,299               393,422               425,620               694,382
        Policy acquisition costs deferred       (162,257)             (457,127)             (437,251)             (779,330)
        Amortization of deferred policy
               acquisition costs                 209,827               144,812               365,743               340,944
        Salaries, wages, and employee
               benefits                          218,176               318,329               489,009               633,369
        Miscellaneous taxes                       32,223                45,990                59,351                77,969
        Other operating costs and
               expenses                          230,230               372,937               589,323               793,869
                                           ------------------    ------------------    ------------------    -------------------
               Total benefits and expenses     1,270,812             1,377,797             2,639,319             2,940,376
                                           ------------------    ------------------    ------------------    -------------------

Income (Loss) before income tax expense         (182,926)             (191,383)             (124,104)             (407,463)
                                           ------------------    ------------------    ------------------    -------------------

Income tax expense (benefit)                         -                    (290)                  -                  14,951
                                           ------------------    ------------------    ------------------    -------------------

Net Income (Loss)                           $   (182,926)         $   (191,093)         $   (124,104)         $   (422,414)
                                           ==================    ==================    ==================    ===================

Net Income (Loss) per common
        share - basic and diluted           $      (0.04)         $      (0.05)         $      (0.03)         $      (0.10)
                                           ==================    ==================    ==================    ===================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                               (Unaudited)                             (Unaudited)
                                                           Three months ended                       Six months ended
                                                       June 30,            June 30,            June 30,           June 30,
                                                        2006                2005                2006                2005
                                                    --------------      --------------      --------------     ---------------

Net income (loss)                                    $  (182,927)        $  (191,093)        $  (124,104)       $  (422,414)
Unrealized gain (loss) on available-for-sale
      securities:
      Unrealized holding gain (loss)
      during the period                                 (285,437)            333,262            (589,804)            75,582
      Less: Reclassification for gains (loss)
      included in net income                             (68,293)              3,211             (70,017)             1,542
      Tax benefit (expense)                               44,338             (66,361)            103,197            (15,059)
                                                    --------------      --------------      --------------     ---------------
Other comprehensive income (loss)                       (176,810)            263,690            (416,590)            58,981
                                                    --------------      --------------      --------------     ---------------
Comprehensive loss                                   $  (359,737)        $    72,597         $  (540,694)       $  (363,433)
                                                    ==============      ==============      ==============     ===============
Comprehensive loss per common
share-basic and diluted                             $      (0.08)        $      0.02         $     (0.13)       $     (0.08)
                                                    ==============      ==============      ==============     ===============



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 (Unaudited)
                                                                              Six months ended
                                                                       June 30,               June 30,
                                                                         2006                   2005
                                                                  -------------------    -------------------
Operating activities:
Net income (loss)                                                      $   (124,104)          $   (422,414)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Interest credited on annuities and premium deposits                    269,247                184,594
     Net realized investment (gain) loss                                     70,017                 (1,542)
     Provision for depreciation                                              66,117                 82,870
     Settlement loss                                                              -                 35,465
     Amortization of premium and accretion of discount on
          fixed maturity and short-term investments                         (42,505)                29,164
     Provision for deferred federal income taxes                                  -                 14,951
     Decrease in accrued investment income                                   24,476                (10,332)
     (Increase) decrease in accounts receivable                              68,263               (171,649)
     Decrease in reinsurance receivables                                    (34,050)                     -
     Acquisition costs capitalized                                         (437,251)              (779,330)
     Amortization of deferred acquisition costs                             365,743                340,944
     Increase in policy loans                                               (38,437)               (18,168)
     Decrease in other assets                                               (97,813)                (3,092)
     Increase in future policy benefits                                     435,325                678,432
     Increase (decrease) in liability for policy claims                     (12,979)                12,797
     Increase in deposits on pending policy applications                      7,120                 25,407
     Decrease in reinsurance premiums payable                               (41,137)                (3,061)
     Decrease in amounts held under reinsurance                            (123,650)                     -
     Increase (decrease) in commissions, salaries, wages
          and benefits payable                                              (70,244)                19,744
     Increase in other liabilities                                           56,523                 45,264
                                                                  -------------------    -------------------
Net cash provided by (used in) operating activities                    $    340,661           $     60,044



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION


                                                                             (Unaudited)
                                                                  June 30,                June 30,
                                                                    2006                    2005
                                                             -------------------     --------------------
Investing activities:
     Purchase of available-for-sale fixed maturities              $   (664,852)           $  (1,179,218)
     Sale of available-for-sale fixed maturities                     2,258,015                  198,750
     Maturity of available-for-sale fixed maturities                   471,000                1,031,623
     Purchase of available-for-sale equities                                 -                 (247,750)
     Sale of available-for-sale equities                               222,699                   25,000
     Additions to property and equipment                                (7,755)                  (4,630)
     Purchase of other investments                                  (1,329,068)                (606,850)
     Maturity of other investments                                     203,687                   58,333
     Purchase of mortgage loans                                              -                 (717,000)
     Payments received on mortgage loans                                27,429                    7,979
                                                             -------------------     --------------------
Net cash used in investing activities                                1,181,155               (1,433,763)

Financing activities:
     Proceeds from note payable                                              -                  570,355
     Payments on notes payable                                      (2,272,986)                 (41,828)
     Deposits on annuity contracts                                   1,592,627                1,780,647
     Surrenders on annuity contracts                                         -                 (368,077)
     Policyholder premium deposits                                           -                   23,938
     Withdrawals on policyholder premium deposits                      (14,109)                 (33,220)
     Purchase of treasury stock                                              -                 (770,355)
                                                             -------------------     --------------------
Net cash provided by financing activities                             (694,468)               1,161,460
                                                             -------------------     --------------------

(Decrease) Increase in cash and cash equivalents                       827,348                 (212,259)

Cash and cash equivalents, beginning of period                         249,109                  527,028

Cash and cash equivalents, end of period                          $  1,076,457            $     314,769
                                                             ===================     ====================

Supplemental disclosure of cash activities:
     Interest paid                                                $     62,295            $      65,335
                                                             ===================     ====================

     Income taxes paid                                            $          -            $           -
                                                             ===================     ====================


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

2.   Intercompany Sale of Building and Payoff of Related Mortgage Notes Payable

On May 1, 2006, the Company sold its home office building to First Life America Corporation ("FLAC") for $2,800,000. No gain was recognized on this intercompany sale. The Company paid $1,722,053 to Vision Bank to repay the mortgage note from the proceeds resulting from the sale of the home office building. Also, the Company paid $522,822 to Brooke Credit Corporation ("Brooke") to repay the second mortgage from the proceeds from the sale of the home office building.

3.   Net Earnings Per Common Share

Net loss per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. On March 2, 2005 the Company acquired 450,500 shares of its common stock from Brooke. The weighted average number of common shares outstanding was 4,257,057 and 4,388,404 for the six months ended June 30, 2006 and June 30, 2005, respectively. The weighted average number of common shares outstanding was 4,257,057 and 4,237,578 for the three months ended June 30, 2006 and June 30, 2005, respectively.

4.   Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has elected to file a consolidated federal income tax return with its subsidiaries, First Life America Corporation ("FLAC") and First Life Brokerage, Inc. (FLBI). FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence, which covers the period from November 1998 through December 31, 2002.










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

On August 1, 2005, the District Court of Shawnee County, Kansas entered an order, by agreement, submitting the claims to binding arbitration. Following the conclusion of the arbitration, the parties entered into a settlement agreement in November of 2005, pursuant to which the Company agreed to pay Meyer $38,500 with Meyer and the Company agreeing to settle all claims. The Company paid the amount to Meyer in February of 2006. This claim was accrued as of December 31, 2005.

6.   Reinsurance

Effective September 29, 2005, the Company and Wilton Reassurance Company ("Wilton Re"), of Wilton, CT, executed a binding letter of intent whereby both parties agreed that the Company would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by the Company subsequent to January 1, 2005. Wilton Re agreed to provide various commission and expense allowances to the Company in exchange for the Company ceding 50% of the applicable premiums to Wilton Re as they are collected. As of June 24, 2006, Wilton Re terminated the reinsurance agreement, for new business issued after the termination date.

7.   Liquidity and Capital Resources

During the quarters ended June 30, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the quarters ended June 30, 2006 and 2005 totaled $486,125 and $60,044, respectively.

As of June 30, 2006, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $12,464,514, as compared with $14,209,951 as of June 30, 2005. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $11,905,907 and $13,358,036, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of June 30, 2006, cash reserves and nonliquid investments at the parent company level were approximately $553,674 as compared with $828,790 as of June 30, 2005. Cash reserves for FLBI were $4,933 at June 30, 2006 and there $23,512 as of June 30, 2005. Based on the decreasing level of cash reserves and nonliquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company's home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

On March 28, 2006, the Kansas Insurance Department (KID) approved this transaction pursuant to a Form D (Prior Notice of a Transaction) filed by the Company. Proceeds from the sale were used by the parent company to pay off the two creditors that held mortgages on the building, which resulting in interest savings of approximately $890,000 over the life of the loans. In addition, the transaction provided the parent company with approximately $478,000 in cash. This cash will be used to fund operations at the parent company.

Based on currently forecasted cash flow levels, management anticipates that the $478,000 in cash provided to the parent company as a result of the aforementioned transaction plus the parent company's existing cash reserves will fund operations at the parent company level into mid 2007. Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds. Successful efforts in this arena will not only help to remedy the parent company's current cash situation, but also allow management to fully implement its business development plan of expanding the Company's product lines and marketing efforts through the infusion of additional capital into FLAC's insurance operations and FLBI's brokerage operations. If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC. There is no assurance of what if any value could be realized by the parent company in this event.

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

8.   Other Regulatory Matters

FLAC is licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

FLAC was previously licensed to transact business in the state of Ohio. FLAC's license in Ohio was suspended during the fourth quarter of 2005. The suspension resulted from FLAC's statutory basis capital and surplus as of September 30, 2005 of $2,495,616 being less than the minimum required level in Ohio of $2,500,000. As of June 30, 2006, FLAC's statutory basis capital and surplus was $2,931,926, which is in excess of the aforementioned minimum requirement. FLAC appealed the suspension and had its license reinstated on July 27, 2006.
























9. Segment Information

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate and brokerage operations. Segment information for the three and six months ended June 30, 2006 and 2005 and as of June 30, 2006 and December 31, 2005 is as follows:




                                                       Three months ended                          Six months ended
                                                June 30,              June 30,              June 30,              June 30,
                                                  2006                  2005                  2006                  2005
                                           -------------------    ------------------    ------------------    ------------------
Revenues:
      Life and annuity insurance
        operations                          $   1,067,962          $   1,131,169         $   2,433,356         $   2,422,448
      Corporate and brokerage operations    $      19,924                 55,245                81,859               110,465
                                           -------------------    ------------------    ------------------    ------------------
          Total                             $   1,087,886          $   1,186,414         $   2,515,215         $   2,532,913
                                           ===================    ==================    ==================    ==================

Income (loss) before income taxes:
      Life and annuity insurance
        operations                          $     (67,691)         $           4         $     176,776         $      83,696
      Corporate and brokerage operations         (114,236)              (191,387)             (300,880)             (491,159)
                                           -------------------    ------------------    ------------------    ------------------
          Total                             $    (181,927)         $    (191,383)        $    (124,104)        $    (407,463)
                                           ===================    ==================    ==================    ==================

Depreciation and amortization expense:
      Life and annuity insurance
        operations                          $     221,793          $     144,812         $     377,709         $     340,944
      Corporate and brokerage operations           18,726                 41,523                54,151                82,870
                                           -------------------    ------------------    ------------------    ------------------
          Total                             $     240,519          $     186,335         $     431,860         $     423,814
                                           ===================    ==================    ==================    ==================


                                                                                           June 30,             December 31,
                                                                                             2006                   2005
                                                                                       ------------------    -------------------
Assets:
      Life and annuity insurance operations                                              $  25,091,285            23,337,149
      Corporate and brokerage operations                                                       768,223             3,340,513
                                                                                       ------------------    -------------------
              Total                                                                      $  25,859,508         $  26,677,662
                                                                                       ==================    ===================


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



















Financial Condition
-------------------

Significant changes in the condensed consolidated balance sheets from December 31, 2005 to June 30, 2006 are highlighted below.

Total assets decreased from $26,677,662 at December 31, 2005 to $25,859,508 at June 30, 2006. The decrease in total assets is primarily attributable to the sale of FLAC available-for sale fixed maturity securities to facilitate the purchase of the home office building from the Company.

The Company's available-for-sale fixed maturity securities had a fair value of $11,166,226 and $13,854,375 at June 30, 2006 and December 31, 2005,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income. The decrease is attributable to the sale of FLAC owned investments to facilitate the purchase of the building from the Company. Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation. However, cash balances exceeding this maximum are protected through additional insurance. As a result, management believes that significant concentrations of credit risk do not exist.

The Company's available-for-sale equity securities had a fair value of $238,631 and $456,760 at June 30, 2006 and December 31, 2005, respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income. The decrease is attributable to a FLAC owned investment was sold to facilitate the purchase of the home office building from the Company.

Mortgage loans on real estate decreased from $1,566,382 at December 31, 2005 to $1,538,953 at June 30, 2006. The slight decrease is attributable to the payments received during the quarter on mortgage loans held during the quarter. No additional mortgage loans have been purchased during the period. The Company currently owns six mortgage loans. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Other investments increased from $1,656,866 at December 31, 2005 to $2,854,364 at June 30, 2006. The increase is attributable to the purchase of additional investments in lottery prize cash flows during the year. These other investments involve purchasing assignments of the future payment rights from lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents increased to $1,076,457 at June 30, 2006 from $249,109 at December 31, 2005. Refer to the statement of cash flows for sources and uses of cash.

Accounts receivable decreased 25% from $272,200 at December 31, 2005 to $203,937 at June 30, 2006. The decrease is primarily due to a decrease of $121,190 in amounts due from agents and an increase in income tax recoverable of $57,706. An allowance for uncollectible items is not deemed necessary with respect to these receivables.

Deferred  policy  acquisition   costs,  net  of  amortization,   increased  from
$5,133,244 at December 31, 2005 to $5,204,752  at June 30, 2006  resulting  from the  capitalization  of  acquisition  expenses  related  to the  sales  of  life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs. Liabilities decreased to $19,076,955 at June 30, 2006 from $19,354,415 at December 31, 2005. Reserves for future policy benefits, established from the sale of life insurance increased $435,325, or 8% from December 31, 2005 to June 30, 2006. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $1,861,874 or 18% from December 31, 2005 to June 30, 2006. In 2005 and 2006, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company's FA2000 product.

Other liabilities increased $56,524 from $180,086 at December 31, 2005 to $236,609 at March 31, 2006. The increase is attributable to timing factors associated with the payment of significant invoices for professional services and property taxes.

Notes payable stood at $0 at June 31, 2006, a decrease from $2,272,986 at December 31, 2005. The decrease is due to the Company paying off Vision Bank and Brooke Credit Corporation notes from proceeds of the sale of the home office building to FLAC.

Deferred federal income taxes payable decreased to $424,744 at June 30, 2006 from $527,941 at December 31, 2005. Deferred federal income taxes payable are established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized losses on available-for-sale securities. The decrease in deferred taxes payable is primarily attributable to the increase in unrealized losses in the investment portfolio at June 30, 2006 compared to December 31, 2005.

Results of Operations
---------------------

Significant components of revenues include life insurance premiums (net of reinsurance) and net investment income. The following table provides information concerning net premium income for the three and six months ended June 30, 2006 and 2005:



                                              Three months ended                         Six months ended
                                         June 30,             June 30,            June 30,             June 30,
                                           2006                 2005                2006                 2005
                                     ------------------    ----------------    ----------------    -----------------
Whole life insurance:
     First year                       $    179,297          $    278,879        $    414,819        $    500,014
     Renewal                               778,123               650,435           1,796,164           1,578,015
Term insurance:
     First year                                868                   937               2,311                 977
     Renewal                                11,320                11,264              13,280              12,986
     Single premium                          2,800                 3,500               9,800               9,220
                                     ------------------    ----------------    ----------------    -----------------

Gross premium income                       972,408               945,015           2,236,374           2,101,212

Reinsurance premiums assumed                 6,471                 3,845               8,637               5,880
Reinsurance premiums ceded                (150,520)              (22,421)           (312,873)            (68,197)
                                     ------------------    ----------------    ----------------    -----------------

Net premium income                    $    828,358          $    926,439        $  1,932,137        $  2,038,895
                                     ==================    ================    ================    =================



Net premium income decreased $106,758 or 5% from the six months ended June 30, 2006 to the same period during 2005. Total first year whole life premium decreased $85,195 or 17% from 2005 to 2006. The decrease is attributable to a decrease in the production of the Company's Golden Eagle Whole Life (Final Expense) product and the coinsurance allowance paid to Wilton Re for business written in the prior year.

Management released several new annuity, term and whole life products during 2005. The Company's goal in introducing these new products is to diversify the Company's product mix and to manage its first year production to both the needs and capacity of the Company.

Total renewal year whole life premiums increased $218,148 or 14% from the six months ended June 30, 2005 to the same period during 2006. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year's first year premium, other than single premium.

Reinsurance premiums ceded increased $244,676 or 359% for the six months ended June 30, 2006, compared to the same period in 2005. The increase is primarily attributable to premiums paid to Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product.

Net premium income decreased $98,081 or 11% from the three months ended June 30, 2006 to the same period during 2005. Total first year whole life premium decreased $99,582 or 36% from 2005 to 2006. The decrease is attributable to a decrease in the production of the Company's Golden Eagle Whole Life (Final Expense) product.

Total renewal year whole life premiums increased $127,687 or 20% from the three months ended June 30, 2005 to the same period during 2006.



Reinsurance premiums ceded increased $128,099 or 571% for the three months ended June 30, 2006, compared to the same period in 2005. The increase is primarily attributable to premiums paid to Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product.

Net investment income increased $132,808 or 33% for the six months ended June 30, 2006, compared to the same period for 2005. The increase is due to an increase of average yields on the Company's portfolio. The Company revised its investment strategy and is now focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group.

Net realized investment gain (loss) decreased $71,559 from the six months ended June 30, 2006 to the same period during 2005. The decrease is attributable to the sale of a significant portion of the Company's investment portfolio during the six months ended June 30, 2006. Losses totaling $92,968 were realized upon the sale of these bonds and gains of $22,949 were realized on the sale of stock.

Benefits and expenses totaled $2,639,319 and $2,940,376 during the six months ended June 30, 2006 and 2005, respectively. Included in total benefits and expenses were policy reserve increases of $435,325 and $678,432 during three months ended June 30, 2006 and 2005, respectively. Benefits and expenses totaled $1,270,814 and $1,377,797 during the three months ended June 30, 2006 and 2005, respectively. Included in total benefits and expenses were policy reserve increases of $185,348 and $266,684 during three months ended June 30, 2006 and 2005, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Policyholder surrender values increased $37,774 from $110,147 during the six months ended June 30, 2005 to $147,921 during the same period in 2006. This increase is attributable to the maturation of policies.

Interest credited on annuities and premium deposits totaled $269,247 and 184,594 for the six months ended June 30, 2006 and 2005, respectively. The increase during 2006 of $84,653or 46% is primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce. The average interest credit rate on annuities and premium deposits has increased from 4.7% to 5.1% during the six months ended June 30, 2005 and 2006, respectively.

Death claims increased $89,031, or 43%, for the six months ended June 30, 2006, compared to the same period for 2005. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies. Mortality experienced by the Company to date is within management's expectations.

Commission expense totaled $425,620 and $694,382 for the six months ended June 30, 2006 and 2005, respectively. Commission expense is based on a percentage and is determined in the product design. Additionally higher percentage commissions are paid for first year business rather than the renewal year. Commission expense decreased $268,762 primarily due to commission allowances received on reinsured business due from Wilton Re of $222,017 during the quarter being netted against the commission expense. Commission allowances received on reinsurance business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business.

Salaries, wages and employee benefits decreased $144,360 from $633,369 for the six months ended June 30, 2005, to $489,009 for the same period in 2006. The decrease in 2006 is primarily attributable to a decrease in employee headcount along with decreased employee benefit expenses.

Other operating costs and expenses totaled $589,323 and $793,869 for the six months ended June 30, 2006 and 2005, respectively. The net decrease of $204,546, or 26%, was primarily due to a decrease in Wilton Re expense allowances of $72,877, and a loss on a Treasury Stock transaction of $35,465 recognized in March 31, 2005. The Company had no Treasury Stock transactions for the same period in 2006.

As a result of the items noted above the Company had a net loss before income tax expense of $124,104 and 407,463 for the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources
-------------------------------

During the quarters ended June 30, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the quarters ended June 30, 2006 and 2005 totaled $486,125 and $60,044, respectively.

As of June 30, 2006, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $12,464,514, as compared with $14,209,951 as of June 30, 2005. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $11,905,907 and $13,358,036, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of June 30, 2006, cash reserves and nonliquid investments at the parent company level were approximately $553,674 as compared with $828,790 as of June 30, 2005. Cash reserves for FLBI were $4,933 at June 30, 2006 and there $23,512 as of June 30, 2005. Based on the decreasing level of cash reserves and nonliquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company's home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

On March 28, 2006, the Kansas Insurance Department (KID) approved this transaction pursuant to a Form D (Prior Notice of a Transaction) filed by the Company. Proceeds from the sale were used by the parent company to pay off the two creditors that held mortgages on the building, which resulting in interest savings of approximately $890,000 over the life of the loans. In addition, the transaction provided the parent company with approximately $478,000 in cash. This cash will be used to fund operations at the parent company.

Based on currently forecasted cash flow levels, management anticipates that the $478,000 in cash provided to the parent company as a result of the aforementioned transaction plus the parent company's existing cash reserves will fund operations at the parent company level into mid 2007. Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds. Successful efforts in this arena will not only help to remedy the parent company's current cash situation, but also allow management to fully implement its business development plan of expanding the Company's product lines and marketing efforts through the infusion of additional capital into FLAC's insurance operations and FLBI's brokerage operations. If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC. There is no assurance of what if any value could be realized by the parent company in this event.

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

PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company attempted to hold its regularly scheduled annual meeting of shareholders on June 5, 2006 for the purpose of electing directors and ratifying the appointment of independent auditors. However, shareholder attendance (in person and by proxy) did not constitute quorum to transact business pursuant to the Company's bylaws. Therefore, no business was transacted. Accordingly, the following existing directors remain in office: Thomas Fogt; Paul "Bud" Burke, Jr.; Harland Priddle; Gary Yager; Edward Carter; Kenneth Frahm; John Montgomery; and John Van Engelen.


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


FIRST AMERICAN CAPITAL CORPORATION


Date:  October 6, 2006           By: /s/ John F. Van Engelen
    ------------------------       ---------------------------------------------
                                 John F. Van Engelen
                                 President & Chief Executive Officer




Date:  October 6, 2006           By: /s/ Harland E. Priddle
    ------------------------       ---------------------------------------------
                                 Harland E. Priddle
                                 Chairman & Secretary of the Board of Directors