Form 10QSB/A
period 2006-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2006-10-27
CIK 1082084

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number : 0-25679

FIRST AMERICAN CAPITAL CORPORATION

(Exact Name of small business issuer in its charter)

Kansas	48-1187574
(State of incorporation)	(I.R.S. Employer Identification Number)

1303 S.W. First American Place
Topeka, Kansas 66604

(Address of principal executive offices)

Issuer’s telephone number  (785) 267-7077

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $.10 Par Value — 4,257,057 shares as of October 27, 2006

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

EXPLANATORY NOTE

This amendment on Form 10-QSB/A (Amendment No. 1) (the “Amendment”) is being filed to (i) file financial statements for the fiscal quarter ended March 31, 2006, that have been reviewed by an independent public accounting firm pursuant to Item 310(b) of Regulation S-B, which include certain nonmaterial modifications from the financial statements originally filed with the Form 10-QSB to which this Amendment relates; and (ii) to discuss the Company’s response to a finding by that independent public accounting firm that a “material weakness” in the Company’s financial review procedures existed with respect to the financial statements for the subject fiscal quarter.

Completion of Review of Financial Statements.  When the Form 10-QSB to which this Amendment relates was filed with the Securities and Exchange Commission on October 6, 2006, the independent public accounting firm that was engaged to conduct the review of the financial statements contained therein had completed substantially all of its work in reviewing those financial statements but had not completed all of its requisite procedures to complete the review required by Item 310(b) of Regulation S-B. The procedures to complete that review have now been completed. A copy of this report is filed as Exhibit 23.1 to this Amendment.

The financial statements contained in Part I of this Amendment for the fiscal quarter ended March 31, 2006, have been reviewed by BKD LLP for the purposes of Item 310(b) of Regulation S-B. The financial statements contained herein restate and replace in their entirety the financial statements filed with the 10-QSB, but management does not consider the changes from those original financial statements to be material individually or when taken as a whole.

Remeditation of Material Weakness.  In connection with its review of the financial statements filed with this Amendment, the Company’s independent public accounting firm advised management that it had noted certain matters that it considered to be “material weaknesses,” which is a significant deficiency, or a combination of significant deficiencies, in the Company’s internal financial procedures or controls, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected. The auditors noted that due to the resignation of the Chief Financial Officer of the Company effective March 31, 2006, the Company did not then have adequate review procedures in place to ensure the development of timely, complete and accurate financial statements and related footnotes.

Since March 31, 2006, the Company has taken significant steps to remediate this material weakness, including enhancing the knowledge and skills of the existing staff, hiring outside consultants and independent contractors to assist the staff in handling financial statement matters, and engaging as a full-time consultant an individual who had previously served as the Company’s controller and who during that tenure was primarily responsible for preparing both the Company’s statutory and GAAP financial statements. Although the Company has been unable to hire a qualified Chief Financial Officer due to the uncertainty of its financial position prior to the announcement of the transaction with Brooke Corporation described in the Form 10-QSB, management believes that the material weakness that existed with respect to the preparation of the Company’s financial statements for the quarter ended March 31, 2006, remained at June 30, 2006, but were substantially remediated prior to the preparation of the financial statements for the quarter ended June 30, 2006.

With these remediation steps remaining in place and the addition of the functional financial support to be provided by Brooke Corporation pursuant to the Services Agreement described in the Form 10-QSB, management believes that these material weakness will continue to be remediated and that the Company’s internal control over financial reporting is effective at a reasonable assurance level as of the date of this Amendment and has been for a period of time prior hereto.

FIRST AMERICAN CAPITAL CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	(Unaudited) March 31, 2006	December 31, 2005
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost, $14,386,654
in 2006 and $13,960,005 in 2005	$13,952,177	$13,854,375
Equity securities (cost of $458,150 in 2006 and $458,150 in 2005)	482,964	456,760
Investments in real estate	274,564	274,564
Policy loans	127,069	103,493
Mortgage loans on real estate	1,552,792	1,566,382
Other investments	1,759,605	1,656,866
Total investments	18,149,171	17,912,440
Cash and cash equivalents	1,158,232	249,109
Accrued investment income	228,111	250,984
Accounts receivable	154,370	272,200
Reinsurance receivables	53,166	78,725
Deferred policy acquisition costs (net of accumulated amortization of $3,868,285 in 2006 and $3,712,369 in 2005)	5,252,322	5,133,244
Property and equipment (net of accumulated depreciation
of $855,841 in 2006 and $820,415 in 2005)	2,728,355	2,756,025
Other assets	13,256	24,935
Total assets	$27,736,983	$26,677,662

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and Shareholders’ Equity	(Unaudited) March 31, 2006	December 31, 2005
Policy and contract liabilities:
Future annuity benefits	$11,511,988	$10,301,546
Future policy benefits	5,517,782	5,267,805
Liability for policy claims	172,749	190,050
Policyholder premium deposits	133,365	146,354
Deposits on pending policy applications	48,105	9,361
Reinsurance premiums payable	63,813	107,334
Amounts held under reinsurance	137,820	219,079
Total policy and contract liabilities	17,585,622	16,241,529

Commissions, salaries, wages and benefits payable	56,736	131,873
Other liabilities	239,060	180,086
Notes payable	2,248,197	2,272,986
Deferred federal income taxes payable	465,078	527,941
Total liabilities	20,594,693	19,354,415

Shareholders’ equity:
Common stock, $.10 par value, 8,000,000 shares authorized;
5,449,578 shares issued and 4,257,057 shares outstanding
in 2006; and 5,449,578 issued and 4,257,057 shares
outstanding in 2005	544,958	544,958
Additional paid in capital	12,478,903	12,478,903
Accumulated deficit	(3,437,581)	(3,496,404)
Accumulated other comprehensive income (loss)	(324,642)	(84,862)
Less: Treasury stock held at cost (1,192,521 shares in 2006
and 1,192,521 in 2005)	(2,119,348)	(2,119,348)
Total shareholders’ equity	7,142,290	7,323,247
Total liabilities and shareholders’ equity	$27,736,983	$26,677,662

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three months ended
	March 31, 2006	March 31, 2005
Revenues:
Gross premium income	$1,263,966	$1,156,197
Reinsurance premiums assumed	2,166	2,035
Reinsurance premiums ceded	(162,353)	(45,776)
Net premium income	1,103,779	1,112,456
Net investment income	265,966	189,933
Net realized investment gain (loss)	(1,724)	(1,669)
Rental income	59,058	45,780
Other income	250	—
Total revenue	1,427,329	1,346,500

Benefits and expenses:
Increase in policy reserves	249,977	411,748
Policyholder surrender values	71,365	49,609
Interest credited on annuities and premium deposits	126,304	85,826
Death claims	132,564	72,556
Commissions	250,321	300,960
Policy acquisition costs deferred	(274,994)	(322,203)
Amortization of deferred policy acquisition costs	155,916	196,132
Salaries, wages, and employee benefits	270,832	315,040
Miscellaneous taxes	27,128	31,979
Other operating costs and expenses	359,093	420,933
Total benefits and expenses	1,368,506	1,562,580

Income (Loss) before income tax expense	58,823	(216,080)

Income tax expense (benefit)	—	15,241

Net Income (Loss)	$58,823	$(231,321)

Net Income (Loss) per common share—basic and diluted	$0.01	(0.05)

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited) Three months ended
	March 31, 2006	March 31, 2005
Net income (loss)	$58,823	$(231,321)
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) during the period	(304,367)	(257,680)
Less: Reclassification for gains (loss) included in net income	(1,724)	(1,669)
Tax benefit (expense)	62,863	51,302
Other comprehensive income (loss)	(239,780)	(204,709)
Comprehensive loss	$(180,957)	$(436,030)
Comprehensive loss per common share-basic and diluted	$(0.04)	$(0.10)

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three months ended
	March 31,	March 31,
	2006	2005
Operating activities:
Net income (loss)	$58,823	$(231,321)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Interest credited on annuities and premium deposits	126,304	85,826
Net realized investment (gain) loss	1,724	1,669
Provision for depreciation	35,425	41,347
Settlement loss	—	35,465
Amortization of premium and accretion of discount on fixed maturity and short-term investments	(11,619)	20,869
Provision for deferred federal income taxes	—	15,241
Decrease in accrued investment income	22,873	6,155
(Increase) decrease in accounts receivable	117,830	(68,309)
Decrease in reinsurance receivables	25,559	—
Acquisition costs capitalized	(274,994)	(322,203)
Amortization of deferred acquisition costs	155,916	196,132
Increase in policy loans	(23,576)	(10,400)
Decrease in other assets	11,679	17,488
Increase in future policy benefits	249,977	411,748
Increase (decrease) in liability for policy claims	(17,301)	1,700
Increase in deposits on pending policy applications	38,744	2,868
Decrease in reinsurance premiums payable	(43,521)	(2,048)
Decrease in amounts held under reinsurance	(81,259)	—
Increase (decrease) in commissions, salaries, wages and benefits payable	(75,137)	10,796
Increase in other liabilities	58,974	69,852
Net cash provided by (used in) operating activities	$376,421	$282,875

See notes to condensed consolidated financial statements.

.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(Unaudited)
	March 31,	March 31,
	2006	2005
Investing activities :
Purchase of available-for-sale fixed maturities	$(565,852)	$(749,582)
Sale of available-for-sale fixed maturities	69,346	198,750
Maturity of available-for-sale fixed maturities	50,000	500,000
Additions to property and equipment	(7,755)	(1,207)
Purchase of other investments	(130,800)	(218,550)
Maturity of other investments	57,812	8,333
Purchase of mortgage loans	—	(299,000)
Payments received on mortgage loans	13,590	1,391
Net cash used in investing activities	(513,659)	(559,865)

Financing activities :
Proceeds from note payable	—	570,355
Payments on notes payable	(24,789)	(19,061)
Deposits on annuity contracts	1,084,138	1,009,784
Surrenders on annuity contracts	—	(162,174)
Policyholder premium deposits	—	16,842
Withdrawals on policyholder premium deposits	(12,988)	(18,347)
Purchase of treasury stock	—	(770,355)
Net cash provided by financing activities	1,046,361	627,044

(Decrease) Increase in cash and cash equivalents	909,123	350,054

Cash and cash equivalents, beginning of period	249,109	527,028

Cash and cash equivalents, end of period	$1,158,232	$877,082

Supplemental disclosure of cash activities:
Interest paid	$36,446	$28,437
Income taxes paid	$—	$—

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the “Company”) for the three month periods ended March 31, 2006 and 2005 are unaudited.  However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

On May 1, 2006, the Company sold its home office building to First Life America Corporation (“FLAC”) for $2,800,000. No gain was recognized on this intercompany sale.  The Company paid $1,722,053 to Vision Bank to repay the mortgage note from the proceeds resulting from the sale of the home office building.  Also, the Company paid $522,822 to Brooke Credit Corporation (“Brooke”) to repay the second mortgage from the proceeds from the sale of the home office building.

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

4.  Federal Income Taxes

Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company has elected to file a consolidated federal income tax return with its subsidiaries, First Life America Corporation (“FLAC”) and First Life Brokerage, Inc. (FLBI) for 2006 and 2005.  FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence, which covers the period from November 1998 through December 31, 2002.

5.  Commitments and Contingencies

On November 12, 2003, the Company filed a petition in the District Court of Shawnee County, Kansas asserting claims against Rickie D. Meyer (“Meyer”), the Company’s former President, arising, in part, out of Meyer’s employment with the Company. Among other things, the Company sought to recover expense reimbursements previously paid to Meyer and Company funds allegedly misappropriated by Meyer. On August 8, 2003, the Company settled a claim that it had breached various marketing agreements with AF&L, a long-term care insurance company, and certain of its affiliates, through the payment to AF&L of $150,000 plus $15,000 in attorney fees.

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

6.  Reinsurance

Effective September 29, 2005, the Company and Wilton Reassurance Company (“Wilton Re”), of Wilton, CT, executed a binding letter of intent whereby both parties agreed that the Company would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis.  The letter of intent was executed on a retroactive basis to cover all applicable business issued by the Company subsequent to January 1, 2005.  Wilton Re has agreed to provide various commission and expense allowances to the Company in exchange for the Company ceding 50% of the applicable premiums to Wilton Re as they are collected.   As of June 24, 2006, Wilton Re terminated the reinsurance agreement, for new business issued after the termination date.

7.  Liquidity and Capital Resources

During the quarters ended March 31, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments.  Net cash provided by operating activities during the quarters ended March 31, 2006 and 2005 totaled $376,421 and $282,875, respectively.

As of March 31, 2006, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $15,576,573, as compared with $14,316,644 as of December 31, 2005.  Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $15,231,163 and $13,282,629, respectively.  FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations.  Insurance policy liabilities are primarily long-term and generally are paid from future cash flows.  Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities.  Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of March 31, 2006, cash reserves and nonliquid investments at the parent company level were approximately $340,052 as compared with $1,034,015 as of March 31, 2005.  Cash reserves for FLBI were $5,358 at March 31, 2006 and there were none at March 31, 2005.  Based on the decreasing level of cash reserves and nonliquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level.  As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company’s home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

On March 28, 2006, the Kansas Insurance Department (KID) approved this transaction pursuant to a Form D (Prior Notice of a Transaction) filed by the Company.  Proceeds from the sale were used by the parent company to pay off the two creditors that held mortgages on the building, which resulted in interest savings of approximately $890,000 over the life of the loans.  In addition, the transaction provided the parent company with approximately $500,000 in cash.  This cash will be used to fund operations at the parent company.

Based on currently forecasted cash flow levels, management anticipates that the $500,000 in cash provided to the parent company as a result of the aforementioned transaction plus the parent company’s existing cash reserves of approximately $380,000 will fund operations at the parent company level into mid 2007.  Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds.  Successful efforts in this arena will not only help to remedy the parent company’s current cash situation, but also allow management to fully implement its business development plan of expanding the Company’s product lines and marketing efforts through the infusion of additional capital into FLAC’s insurance operations and FLBI’s brokerage operations.  If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC.  There is no assurance of what if any value could be realized by the parent company in this event.

Pursuant to these efforts, on October 6, 2006, the Company executed a Stock Purchase and Sale Agreement (the “Agreement”) with Brooke Corporation (“Brooke”) pursuant to which, subject to the conditions stated in the Agreement, Brooke has agreed to acquire newly issued shares of the common stock of FACC in a two step transaction that will result in Brooke owning 55% of the then issued and outstanding shares of common stock.  In consideration therefor, Brooke will (i) pay to FACC $3,000,000 in cash and (ii) enter into a Brokerage Agreement pursuant to which, among other things, CJD & Associates, L.L.C., a Brooke subsidiary, will cause all of its new managing general agent loan brokerage business to be transacted through First Life Brokerage, Inc. (“FLB”), a FACC subsidiary.  In the Agreement, the pretax profits of FLB over a three year period shall be not less than $6,000,000 in pretax profits or Brooke shall be obligated to contribute funds to FACC as additional consideration for the issuance of the shares of FACC common stock acquired pursuant to the Agreement to the extent the pretax profit goal is not made under such schedule.  The closing of the transactions contemplated under the Agreement are subject to a number of conditions, including the approval of the Kansas Department of Insurance.  Although there is no assurance that these conditions will be met and that the closing of these transactions will occur, management currently anticipates that the closing will occur in the fourth quarter of 2006.

8.  Other Regulatory Matters

FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska.  Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

FLAC was previously licensed to transact business in the state of Ohio. FLAC’s license in Ohio was suspended during the fourth quarter of 2005.  The suspension resulted from FLAC’s statutory basis capital and surplus as of September 30, 2005 of $2,495,616 being less than the minimum required level in Ohio of $2,500,000.  As of March 31, 2006, FLAC’s statutory basis capital and surplus was $2,951,924, which is in excess of the aforementioned minimum requirement.  FLAC appealed the suspension and had its license reinstated on July 27, 2006.

9.  Segment Information

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate and brokerage operations.  Segment information for the three months ended March 31, 2006 and 2005, and as of March 31, 2006 and December 31, 2005 is as follows:

	Three months ended
	March 31,	March 31,
	2006	2005
Revenues:
Life and annuity insurance operations	$1,365,394	$1,291,279
Corporate and brokerage operations	61,935	55,221
Total	$1,427,329	$1,346,500

Income (loss) before income taxes:
Life and annuity insurance operations	$244,467	$83,692
Corporate and brokerage operations	(185,644)	(299,772)
Total	$58,823	$(216,080)

Depreciation and amortization expense:
Life and annuity insurance operations	$155,916	$196,132
Corporate and brokerage operations	35,425	41,347
Total	$191,341	$237,479

	March 31,	December 31,
	2006	2005
Assets:
Life and annuity insurance operations	$24,610,581	$23,337,149
Corporate and brokerage operations	3,126,402	3,340,513
Total	$27,736,983	$26,677,662

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company makes forward-looking statements from time to time and desires to take advantage of the “safe harbor” that is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

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

When the Form 10-QSB to which this Amendment relates was filed with the Securities and Exchange Commission on October 6, 2006, the independent public accounting firm that was engaged to conduct the review of the financial statements contained therein had completed substantially all of its work in reviewing those financial statements but had not completed all of its requisite procedures to complete the review required by Item 310(b) of Regulation S-B. The procedures to complete that review have now been completed. A copy of this report is filed as Exhibit 23.1 to this Amendment.

The financial statements contained in Part I of this Amendment for the fiscal quarter ended March 31, 2006, have been reviewed by BKD LLP for the purposes of Item 310(b) of Regulation S-B. The financial statements contained herein restate and replace in their entirety the financial statements filed with the 10-QSB, but management does not consider the changes from those original financial statements to be material individually or when taken as a whole.

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

Investments

The Company’s principal investments are in fixed maturity securities. Investments are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from broker statements.

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

Reinsurance

Reinsurance is one of the tools that the Company uses to accomplish its business objectives. A variety of reinsurance vehicles are currently in use. Reinsurance supports a multitude of corporate objectives including managing statutory capital, reducing volatility and reducing surplus strain. At the customer level it increases the Company’s capacity, provides access to additional underwriting expertise, and generally makes it possible for the Company to offer products at competitive levels that the Company could not otherwise bring to market without reinsurance support.

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

The Company’s available-for-sale fixed maturity securities had a fair value of $13,952,177 and $13,854,375 at March 31, 2006 and December 31, 2005, respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.

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

Mortgage loans on real estate decreased from $1,566,382 at December 31, 2005 to $1,552,792 at March 31, 2006. The slight decrease is attributable to the payments received during the quarter on mortgage loans purchased during the quarter. No additional mortgage loans were purchased in the first quarter of 2006. The Company currently owns six mortgage loans. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company’s investment portfolio yield.

Other investments increased from $1,656,866 at December 31, 2005 to $1,759,605 at March 31, 2006.  The increase is attributable to the purchase of additional investments in lottery prize cash flows during the three months ended March 31, 2006.  These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company’s yield requirements.  Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state.  The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company’s investment portfolio yield.

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

Liabilities increased to $20,594,693 at March 31, 2006 from $19,354,415 at December 31, 2005.  A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company’s various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $249,977, or 5% from December 31, 2005 to March 31, 2006.  These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions.  Reserves for future annuity benefits increased $1,210,442 or 12% from December 31, 2005 to March 31, 2006.  In 2005, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company’s FA2000 product.  According to the design of the Company’s FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Other liabilities increased $58,974 from $180,086 at December 31, 2005 to $239,060 at March 31, 2006.  The increase is attributable to timing factors associated with the payment of significant invoices for professional services and property taxes.

Notes payable decreased $24,789 from $2,272,986 at December 31, 2005 to $2,248,197 at March 31, 2006.  The decrease is attributable to payments made on the construction loan as well as payments made to Brooke’s note payable.

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

Results of Operations

Significant components of revenues include life insurance premiums (net of reinsurance) and net investment income. The following table provides information concerning net premium income for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,	March 31,
	2006	2005

Whole life insurance:
First year	$235,522	$221,134
Renewal	1,018,041	927,580
Term insurance:
First year	1,443	40
Renewal	1,960	1,723
Single premium	7,000	5,720
Gross premium income	1,263,966	1,156,197
Reinsurance premiums assumed	2,166	2,035
Reinsurance premiums ceded	(162,353)	(45,776)
Net premium income	$1,103,779	$1,112,456

Net premium income decreased $8,677 or 1% from the three months ended March 31, 2006 compared to the same period during 2005.  Total first year whole life premium increased $14,388 or 7% from 2005 to 2006.  The increase is attributable to a continuing increase in production of the Company’s Golden Eagle Whole Life (Final Expense) product.

Management spent a significant amount of time during 2004 developing new products in an effort to enhance production going forward. Management released several new annuity, term and whole life products during 2005. The Company’s goal in introducing these new products is to diversify the Company’s product mix and to manage its first year production to both the needs and capacity of the Company.

Total renewal year whole life premiums increased $89,949 or 10% from the three months ended March 31, 2005 to the same period during 2006. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year’s first year premium, other than single premium.

Reinsurance premiums ceded increased $116,577 or 255% for the three months ended March 31, 2006, compared to the same period in 2005.  The increase is primarily attributable to premiums paid to Wilton Re in conjunction with the reinsurance of the Company’s Golden Eagle Whole Life (Final Expense) product.

Net investment income increased $76,033 or 40% for the three months ended March 31, 2006, compared to the same period for 2005.  The increase is due to an increase of average yields on the Company’s portfolio.  The Company revised its investment strategy and is now focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company’s industry peer group.

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

Death claims increased $60,008, or 83%, for the three months ended March 31, 2006, compared to the same period for 2005.  The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies.  Mortality experienced by the Company to date is within management’s expectations.

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

Liquidity and Capital Resources

During the quarter ended March 31, 2006 and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments.  Net cash provided by operating activities during the three months ended March 31, 2006 totaled $376,421 as compared with $282,875, respectively.

As of March 31, 2006, the Company had consolidated cash reserves and liquid investments of approximately $15,576,573, as compared with $14,316,644 as of December 31, 2005.  Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $15,231,163 and $13,282,629 respectively.   However, due to insurance regulatory restrictions, these amounts cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.  As of these dates, cash reserves and liquid investments at the parent company level were approximately $340,052 and $1,034,015 respectively.  Cash reserves for FLBI were $5,358 at March 31, 2006 and there were none at March 31, 2005.

As of March 31, 2006, cash reserves and nonliquid investments at the parent company level were approximately $340,052 as compared with $1,034,015 as of March 31, 2005.  Cash reserves at FLBI were 5,358 at March 31, 2006 and there were none at March 31, 2005.  Based on the decreasing level of cash reserves and nonliquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level.  As an initial step in this process, the Board of Directors of each of the parent company and FLAC have approved a transaction pursuant to which FLAC has agreed to purchase the Company’s home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

On March 28, 2006, the Kansas Insurance Department (KID) approved this transaction pursuant to a Form D (Prior Notice of a Transaction) filed by the Company.  Proceeds from the sale will be used by the parent company to pay off the two creditors that currently hold mortgages on the building, thus resulted in interest savings of approximately $890,000 over the life of the loans.  In addition, the transaction will provide the parent company with approximately $500,000 in cash.  This cash will be used to fund operations at the parent company.

Based on currently forecasted cash flow levels, management anticipates that the $500,000 in cash provided to the parent company as a result of the aforementioned transaction plus the parent company’s existing cash reserves of approximately $380,000 will fund operations at the parent company level into mid 2007.  Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds.  Successful efforts in this arena will not only help to remedy the parent company’s current cash situation, but also allow management to fully implement its business development plan of expanding the Company’s product lines and marketing efforts through the infusion of additional capital into FLAC’s insurance operations and FLBI’s brokerage operations.  If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC.  There is no assurance of what if any value could be realized by the parent company in this event.

Pursuant to these efforts, on October 6, 2006, the Company executed a Stock Purchase and Sale Agreement (the “Agreement”) with Brooke Corporation (“Brooke”) pursuant to which, subject to the conditions stated in the Agreement, Brooke has agreed to acquire newly issued shares of the common stock of FACC in a two step transaction that will result in Brooke owning 55% of the then issued and outstanding shares of common stock.  In consideration therefore, Brooke will (i) pay to FACC $3,000,000 in cash and (ii) enter into a Brokerage Agreement pursuant to which, among other things, CJD & Associates, L.L.C., a Brooke subsidiary, will cause all of its new managing general agent loan brokerage business to be transacted through First Life Brokerage, Inc. (“FLB”), a FACC subsidiary.  In the Agreement, the pretax profits of FLB over a three year period shall be not less than $6,000,000 in pretax profits or Brooke shall be obligated to contribute funds to FACC as additional consideration for the issuance of the shares of FACC common stock acquired pursuant to the Agreement to the extent the pretax profit goal is not made under such schedule.  The closing of the transactions contemplated under the Agreement are subject to a number of conditions, including the approval of the Kansas Department of Insurance.  Although there is no assurance that these conditions will be met and that the closing of these transactions will occur, management currently anticipates that the closing will occur in the fourth quarter of 2006.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to the Company’s management to allow timely decisions regarding disclosure. The Company’s Chief Executive Officer and President conducted an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of those controls and procedures, the Chief Executive Officer and President of the Company concluded that the Company’s disclosure controls and procedures are effective in alerting on a timely basis, material information required to be disclosed in the Company’s periodic filings except as set forth in the following paragraphs.

In connection with its review of the financial statements filed with this Amendment, the Company’s independent public accounting firm advised management that it had noted certain matters that it considered to be “material weaknesses,” which is a significant deficiency, or a combination of significant deficiencies, in the Company’s internal financial procedures or controls, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected.   The auditors noted that due to the resignation of the Chief Financial Officer of the Company effective March 31, 2006, the Company did not then have adequate review procedures in place to ensure the development of timely, complete and accurate financial statements and related footnotes.

Since March 31, 2006, the Company has taken significant steps to remediate this material weakness, including enhancing the knowledge and skills of the existing staff, hiring outside consultants and independent contractors to assist the staff in handling financial statement matters, and engaging as a full-time consultant an individual who had previously served as the Company’s controller and who during that tenure was primarily responsible for preparing both the Company’s statutory and GAAP financial statements.    Although the Company has been unable to hire a qualified Chief Financial Officer due to the uncertainty of its financial position prior to the announcement of the transaction with Brooke Corporation described in the Form 10-QSB,   management believes that the material weakness that existed with respect  to the preparation of the Company’s financial statements for the quarter ended March 31, 2006, remained at June 30, 2006, but were substantially remediated prior to the preparation of the financial statements for the quarter ended June 30, 2006.

With these remediation steps remaining in place and the addition of the functional financial support to be provided by Brooke Corporation pursuant to the Services Agreement described in the Form 10-QSB,  management believes that these material weakness will continue to be remediated and that the Company’s internal control over financial reporting is effective at a reasonable assurance level as of the date of this Amendment and has been for a period of time prior hereto.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a)	Index to Exhibits

Exhibit No.	Description
23.1	Report of Independent Registered Public Accounting Firm(*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of Chairman & Secretary of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certificate of Chairman & Secretary of the Board of Directors pursuant to Section 18 U.S.C. Section 1350 (*)

(*)	Filed herewith

b)	Reports on Form 8-K

The Company filed current reports on Forms 8-K dated February 16, 2006, March 13, 2006, and June 5, 2006, announcing current developments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN CAPITAL CORPORATION

Date:	October 27, 2006	By:	/s/ JOHN F. VAN ENGELEN
John F. Van Engelen
President & Chief Executive Officer

Date:	October 27, 2006	By:	/s/ HARLAND E. PRIDDLE
Harland E. Priddle
Chairman & Secretary of the Board of Directors