Form 10QSB/A
period 2006-06-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2006-10-27
CIK 1082084

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to                                  ..

Commission file number : 0-25679

FIRST AMERICAN CAPITAL CORPORATION

(Exact Name of small business issuer in its charter)

Kansas	48-1187574
(State of incorporation)	(I.R.S. Employer Identification Number)

1303 S.W. First American Place Topeka, Kansas	66604
(Address of principal executive offices)	(zip code)

(785) 267-7077

Issuer’s telephone number

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

EXPLANATORY NOTE

This amendment on Form 10-QSB/A (Amendment No. 1) (the “Amendment”) is being filed to (i) file financial statements for the fiscal quarter ended June 30, 2006, that have been reviewed by an independent public accounting firm pursuant to Item 310(b) of Regulation S-B, which include certain nonmaterial modifications from the financial statements originally filed with the Form 10-QSB to which this Amendment relates; and (ii) to discuss the Company’s response to a finding by that independent public accounting firm that a “material weakness” in the Company’s financial review procedures existed with respect to the financial statements for the subject fiscal quarter.

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

The financial statements contained in Part I of this Amendment for the fiscal quarter and six month period ended June 30, 2006, have been reviewed by BKD LLP for the purposes of Item 310(b) of Regulation S-B. The financial statements contained herein restate and replace in their entirety the financial statements filed with the 10-QSB, but management does not consider the changes from those original financial statements to be material individually or when taken as a whole.

Remediation of Material Weakness. In connection with its review of the financial statements filed with this Amendment, the Company’s independent public accounting firm advised management that it had noted certain matters that it considered to be “material weaknesses,” which is a significant deficiency, or a combination of significant deficiencies, in the Company’s internal financial procedures or controls, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected. The auditors noted that due to the resignation of the Chief Financial Officer of the Company effective March 31, 2006, the Company did not then have adequate review procedures in place to ensure the development of timely, complete and accurate financial statements and related footnotes.

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

FIRST AMERICAN CAPITAL CORPORATION

INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION	Page Numbers

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	4

Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005	6

Condensed Consolidated Statements of Comprehensive Income for the three months ended June, 2006 and 2005 and for the six months ended June 30, 2006 and 2005	7

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	8

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	20

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost, $11,773,264 in 2006 and $13,960,005 in 2005)	$11,166,226	$13,854,375
Equity securities (cost of $258,400 in 2006 and $458,150 in 2005)	238,631	456,760
Investments in real estate	274,564	274,564
Policy loans	141,930	103,493
Mortgage loans on real estate	1,538,953	1,566,382
Other investments	2,854,364	1,656,866
Total investments	16,214,668	17,912,440
Cash and cash equivalents	1,076,457	249,109
Accrued investment income	226,508	250,984
Accounts receivable	203,937	272,200
Reinsurance receivables	112,775	78,725
Deferred policy acquisition costs (net of accumulated amortization of $4,078,112 in 2006 and $3,712,369 in 2005)	5,204,752	5,133,244
Property and equipment (net of accumulated depreciation of $886,533 in 2006 and $820,415 in 2005)	2,697,663	2,756,025
Other assets	122,748	24,935
Total assets	$25,859,508	$26,677,662

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholders’ Equity
Policy and contract liabilities:
Future annuity benefits	$12,163,420	$10,301,546
Future policy benefits	5,703,130	5,267,805
Liability for policy claims	177,071	190,050
Policyholder premium deposits	132,245	146,354
Deposits on pending policy applications	16,481	9,361
Reinsurance premiums payable	66,197	107,334
Amounts held under reinsurance	95,429	219,079
Total policy and contract liabilities	18,353,973	16,241,529

Commissions, salaries, wages and benefits payable	61,629	131,873
Other liabilities	236,609	180,086
Notes payable	—	2,272,986
Deferred federal income taxes payable	424,744	527,941
Total liabilities	19,076,955	19,354,415

Shareholders’ equity:
Common stock, $.10 par value, 8,000,000 shares authorized; 5,449,578 shares issued and 4,257,057 shares outstanding in 2006; and 5,449,578 issued and 4,257,057 shares outstanding in 2005	544,958	544,958
Additional paid in capital	12,478,903	12,478,903
Accumulated deficit	(3,620,508)	(3,496,404)
Accumulated other comprehensive income (loss)	(501,452)	(84,862)
Less: Treasury stock held at cost (1,192,521 shares in 2006 and 1,192,521 in 2005)	(2,119,348)	(2,119,348)
Total shareholders’ equity	6,782,553	7,323,247
Total liabilities and shareholders’ equity	$25,859,508	$26,677,662

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Gross premium income	$972,407	$945,015	$2,236,373	$2,101,212
Reinsurance premiums assumed	6,471	3,845	8,637	5,880
Reinsurance premiums ceded	(150,520)	(22,421)	(312,873)	(68,197)
Net premium income	828,358	926,439	1,932,137	2,038,895
Net investment income	267,710	210,935	533,676	400,868
Net realized investment gain (loss)	(68,293)	3,211	(70,017)	1,542
Rental income	59,057	45,779	118,114	91,558
Other income	1,054	50	1,305	50
Total revenue	1,087,886	1,186,414	2,515,215	2,532,913

Benefits and expenses:
Increase in policy reserves	185,348	266,684	435,325	678,432
Policyholder surrender values	76,556	60,538	147,921	110,147
Interest credited on annuities and premium deposits	142,943	98,768	269,247	184,594
Death claims	162,467	133,444	295,031	206,000
Commissions	175,299	393,422	425,620	694,382
Policy acquisition costs deferred	(162,257)	(457,127)	(437,251)	(779,330)
Amortization of deferred policy acquisition costs	209,827	144,812	365,743	340,944
Salaries, wages, and employee benefits	218,176	318,329	489,009	633,369
Miscellaneous taxes	32,223	45,990	59,351	77,969
Other operating costs and expenses	230,231	372,937	589,323	793,869
Total benefits and expenses	1,270,813	1,377,797	2,639,319	2,940,376

Income (Loss) before income tax expense	(182,927)	(191,383)	(124,104)	(407,463)

Income tax expense (benefit)	—	(290)	—	14,951

Net Income (Loss)	$(182,927)	$(191,093)	$(124,104)	$(422,414)

Net Income (Loss) per common share—basic and diluted	$(0.04)	$(0.05)	$(0.03)	$(0.10)

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$(182,927)	$(191,093)	$(124,104)	$(422,414)
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) during the period	(285,437)	333,262	(589,804)	75,582
Less: Reclassification for gains (loss) included in net income	(68,293)	3,211	(70,017)	1,542
Tax benefit (expense)	40,334	(66,361)	103,197	(15,059)

Other comprehensive income (loss)	(176,810)	263,690	(416,590)	58,981

Comprehensive loss	$(359,737)	$72,597	$(540,694)	$(363,433)

Comprehensive loss per common share-basic and diluted	$(0.08)	$0.02	$(0.13)	$(0.08)

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six months ended
	June 30,	June 30,
	2006	2005
Operating activities :
Net income (loss)	$(124,104)	$(422,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest credited on annuities and premium deposits	269,247	184,594
Net realized investment (gain) loss	70,017	(1,542)
Provision for depreciation	66,117	82,870
Settlement loss	—	35,465
Amortization of premium and accretion of discount on fixed maturity and short-term investments	(42,505)	29,164
Provision for deferred federal income taxes	—	14,951
Increase (decrease) in accrued investment income	24,476	(10,332)
(Increase) decrease in accounts receivable	68,263	(171,649)
Decrease in reinsurance receivables	(34,050)	—
Acquisition costs capitalized	(437,251)	(779,330)
Amortization of deferred acquisition costs	365,743	340,944
Increase in policy loans	(38,437)	(18,168)
Decrease in other assets	(97,813)	(3,092)
Increase in future policy benefits	435,325	678,432
Increase (decrease) in liability for policy claims	(12,979)	12,797
Increase in deposits on pending policy applications	7,120	25,407
Decrease in reinsurance premiums payable	(41,137)	(3,061)
Decrease in amounts held under reinsurance	(123,650)	—
Increase (decrease) in commissions, salaries, wages and benefits payable	(70,244)	19,744
Increase in other liabilities	56,523	45,264
Net cash provided by operating activities	$340,661	$60,044

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(Unaudited)
	June 30, 2006	June 30, 2005
Investing activities:
Purchase of available-for-sale fixed maturities	$(664,852)	$(1,179,218)
Sale of available-for-sale fixed maturities	2,258,015	198,750
Maturity of available-for-sale fixed maturities	471,000	1,031,623
Purchase of available-for-sale equities	—	(247,750)
Sale of available-for-sale equities	222,699	25,000
Additions to property and equipment	(7,755)	(4,630)
Purchase of other investments	(1,329,068)	(606,850)
Maturity of other investments	203,687	58,333
Purchase of mortgage loans	—	(717,000)
Payments received on mortgage loans	27,429	7,979
Net cash provided by (used in) investing activities	1,181,155	(1,433,763)

Financing activities:
Proceeds from note payable	—	570,355
Payments on notes payable	(2,272,986)	(41,828)
Deposits on annuity contracts	1,592,627	1,780,647
Surrenders on annuity contracts	—	(368,077)
Policyholder premium deposits	—	23,938
Withdrawals on policyholder premium deposits	(14,109)	(33,220)
Purchase of treasury stock	—	(770,355)
Net cash provided by (used in) financing activities	(694,468)	1,161,460

(Decrease) Increase in cash and cash equivalents	827,348	(212,259)

Cash and cash equivalents, beginning of period	249,109	527,028

Cash and cash equivalents, end of period	$1,076,457	$314,769

Supplemental disclosure of cash activities:
Interest paid	$62,295	$65,335
Income taxes paid	$—	$—

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the “Company”) for the three month and six month periods ended June 30, 2006 and 2005 are unaudited.  However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

5.   Commitments and Contingencies (Continued)

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

7.   Liquidity and Capital Resources

During the quarters ended June 30, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments.  Net cash provided by operating activities during the six months ended June 30, 2006 and 2005 totaled $340,661 and $60,044, respectively.

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

As of June 30, 2006, cash reserves at the parent company level were approximately $553,674 as compared with $828,790 as of June 30, 2005.  Cash reserves for FLBI were $4,933 at June 30, 2006 and there $23,125 as of June 30, 2005.  Based on the decreasing level of cash reserves at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level.  As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company’s home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

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

7.   Liquidity and Capital Resources (Continued)

Based on currently forecasted cash flow levels, management anticipates that the $478,000 in cash provided to the parent company as a result of the aforementioned transaction plus the parent company’s existing cash reserves will fund operations at the parent company level into mid 2007.  Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds.  Successful efforts in this arena will not only help to remedy the parent company’s current cash situation, but also allow management to fully implement its business development plan of expanding the Company’s product lines and marketing efforts through the infusion of additional capital into FLAC’s insurance operations and FLBI’s brokerage operations.  If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC.  There is no assurance of what if any value could be realized by the parent company in this event.

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

FLAC was previously licensed to transact business in the state of Ohio. FLAC’s license in Ohio was suspended during  the fourth quarter of 2005.  The suspension resulted from FLAC’s statutory basis capital and surplus as of September 30, 2005 of $2,495,616 being less than the minimum required level in Ohio of $2,500,000.  As of June 30, 2006, FLAC’s statutory basis capital and surplus was $2,931,926, which is in excess of the aforementioned minimum requirement.  FLAC appealed the suspension and had its license reinstated on July 27, 2006.

9.   Segment Information

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate and brokerage operations.  Segment information for the three and six months ended June 30, 2006 and 2005 and as of June 30, 2006 and December 31, 2005 is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues :
Life and annuity insurance operations	$1,067,962	$1,131,169	$2,433,356	$2,422,448
Corporate and brokerage operations	$19,924	55,245	81,859	110,465
Total	$1,087,886	1,186,414	$2,515,215	$2,532,913

Income (los s) before income taxes :
Life and annuity insurance operations	$(67,691)	$4	$176,776	$83,696
Corporate and brokerage operations	(115,236)	(191,387)	(300,880)	(491,159)
Total	$(182,927)	$(191,383)	$(124,104)	$(407,463)

Depreciation and amortization expense:
Life and annuity insurance operations	$221,793	$144,812	$377,709	$340,944
Corporate and brokerage operations	18,726	41,523	54,151	82,870
Total	$240,519	$186,335	$431,860	$423,814

	June 30,	December 31,
	2006	2005
Assets:
Life and annuity insurance operations	$25,091,285	$23,337,149
Corporate and brokerage operations	768,223	3,340,513
Total	$25,859,508	$26,677,662

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

The financial statements contained in Part I of this Amendment for the fiscal quarter and six month period ended June 30, 2006, have been reviewed by BKD LLP for the purposes of Item 310(b) of Regulation S-B.   The financial statements contained herein restate and replace in their entirety the financial statements filed with the 10-QSB, but management does not consider the changes from those original financial statements to be material individually or when taken as a whole.

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

The Company’s available-for-sale fixed maturity securities had a fair value of $11,166,226 and $13,854,375 at June 30, 2006 and December 31, 2005, respectively.  This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.  The decrease is attributable to the sale of FLAC owned investments to facilitate the purchase of the building from the Company. Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments.  Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation.  However, cash balances exceeding this maximum are protected through additional insurance.  As a result, management believes that significant concentrations of credit risk do not exist.

The Company’s available-for-sale equity securities had a fair value of $238,631 and $456,760 at June 30, 2006 and December 31, 2005, respectively.  This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income.  The decrease is attributable to a FLAC owned investment was sold to facilitate the purchase of the home office building from the Company.

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

Other liabilities increased $56,523 from $180,086 at December 31, 2005 to $236,609 at June 30, 2006.  The increase is attributable to timing factors associated with the payment of significant invoices for professional services and property taxes.

Notes payable stood at $0 at June 30, 2006, a decrease from $2,272,986 at December 31, 2005.  The decrease is due to the Company paying off Vision Bank and Brooke Credit Corporation notes from proceeds of the sale of the home office building to FLAC.

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

Results of Operations

Significant components of revenues include life insurance premiums (net of reinsurance) and net investment income. The following table provides information concerning net premium income for the three and six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Whole life insurance:
First year	$179,297	$278,879	$414,819	$500,014
Renewal	778,122	650,435	1,796,163	1,578,015
Term insurance:
First year	868	937	2,311	977
Renewal	11,320	11,264	13,280	12,986
Single premium	2,800	3,500	9,800	9,220

Gross premium income	972,407	945,015	2,236,373	2,101,212

Reinsurance premiums assumed	6,471	3,845	8,637	5,880
Reinsurance premiums ceded	(150,520)	(22,421)	(312,873)	(68,197)

Net premium income	$828,358	$ 926,439	$1,932,137	$2,038,895

Net premium income decreased $106,758 or 5% from the six months ended June 30, 2006 to the same period during 2005.  Total first year whole life premium decreased $85,195 or 17% from 2005 to 2006.  The decrease is attributable to a decrease in the production of the Company’s Golden Eagle Whole Life (Final Expense) product and the coinsurance allowance paid to Wilton Re for business written in the prior year.

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

Net premium income decreased $98,081 or 11% from the three months ended June 30, 2006 to the same period during 2005. Total first year whole life premium decreased $99,582 or 36% from 2005 to 2006.  The decrease is attributable to a decrease in the production of the Company’s Golden Eagle Whole Life (Final Expense) product.

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

Net investment income increased $132,808 or 33% for the six months ended June 30, 2006, compared to the same period for 2005.  The increase is due to an increase of average yields on the Company’s portfolio.  The Company’s investment strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company’s industry peer group.

Net realized investment gain (loss) decreased $71,559 from the six months ended June 30, 2006 to the same period during 2005.  The decrease is attributable to the sale of a significant portion of the Company’s investment portfolio during the six months ended June 30, 2006.  Losses totaling $92,968 were realized upon the sale of these bonds and gains of $22,949 were realized on the sale of stock.

Benefits and expenses totaled $2,639,319 and $2,940,376 during the six months ended June 30, 2006 and 2005, respectively.  Included in total benefits and expenses were policy reserve increases of $435,325 and $678,432 during three months ended June 30, 2006 and 2005, respectively.  Benefits and expenses totaled $1,270,813 and $1,377,797 during the three months ended June 30, 2006 and 2005, respectively.  Included in total benefits and expenses were policy reserve increases of $185,348 and $266,684 during three months ended June 30, 2006 and 2005, respectively.  Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions.  As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Policyholder surrender values increased $37,774 from $110,147 during the six months ended June 30, 2005 to $147,921 during the same period in 2006.  This increase is attributable to the maturation of policies.

Interest credited on annuities and premium deposits totaled $269,247 and $184,594 for the six months ended June 30, 2006 and 2005, respectively.  The increase during 2006 of $84,653or 46% is primarily a result of the increase in annuity fund balances.  Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce.  The average interest credit rate on annuities and premium deposits has increased from 4.7% to 5.1% during the six months ended June 30, 2005 and 2006, respectively.

Death claims increased $89,031, or 43%, for the six months ended June 30, 2006, compared to the same period for 2005. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies.  Mortality experienced by the Company to date is within management’s expectations.

Commission expense totaled $425,620 and $694,382 for the six months ended June 30, 2006 and 2005, respectively. Commission expense is based on a percentage and is determined in the product design.  Additionally, higher percentage commissions are paid for first year business rather than the renewal year.  Commission expense decreased $268,762 primarily due to commission allowances received on reinsured business due from Wilton Re of $222,017 during the quarter being netted against the commission expense.  Commission allowances received on reinsurance business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business.

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

As a result of the items noted above the Company had a net loss before income tax expense of $124,104 and $407,463 for the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

During the quarters ended June 30, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments.  Net cash provided by operating activities during the six months ended June 30, 2006 and 2005 totaled $340,661 and $60,044, respectively.

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

As of June 30, 2006, cash reserves at the parent company level were approximately $553,674 as compared with $828,790 as of June 30, 2005.  Cash reserves for FLBI were $4,933 at June 30, 2006 and there $23,125 as of June 30, 2005.  Based on the decreasing level of cash reserves at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level.  As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company’s home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

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

Based on currently forecasted cash flow levels, management anticipates that the $478,000 in cash provided to the parent company as a result of the aforementioned transaction plus the parent company’s existing cash reserves will fund operations at the parent company level into mid 2007.  Therefore, in the interim, management will continue to explore all reasonable opportunities to provide additional capital to the parent company through the sale of new equity securities or debt securities, or through borrowed funds.  Successful efforts in this arena will not only help to remedy the parent company’s current cash situation, but also allow management to fully implement its business development plan of expanding the Company’s product lines and marketing efforts through the infusion of additional capital into FLAC’s insurance operations and FLBI’s brokerage operations.  If these efforts are not successful, however, then the Company will have no choice but to cease operations as a public company and liquidate its assets, which primarily are the insurance operations of its subsidiary FLAC.  There is no assurance of what if any value could be realized by the parent company in this event.

Liquidity and Capital Resources (Continued)

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

The Company attempted to hold its regularly scheduled annual meeting of shareholders on June 5, 2006 for the purpose of electing directors and ratifying the appointment of independent auditors.  However, shareholder attendance (in person and by proxy) did not constitute quorum to transact business pursuant to the Company’s bylaws.  Therefore, no business was transacted.  Accordingly, the following existing directors remain in office: Thomas Fogt; Paul “Bud” Burke, Jr.; Harland Priddle; Gary Yager; Edward Carter; Kenneth Frahm; John Montgomery; and John Van Engelen.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Index to Exhibits

Exhibit No.	Description

23.1	Report of Independent Registered Public Accounting Firm (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of Chairman & Secretary of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certificate of Chairman & Secretary of the Board of Directors pursuant to Section 18 U.S.C. Section 1350 (*)

(*) Filed herewith

b)	Reports on Form 8-K

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