Form 10QSB
period 2006-09-30
FIRST AMERICAN CAPITAL CORP /KS
filed 2006-11-14
CIK 1082084

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006.

[ ]  Transition  Report Under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 For the transition period from             to            .
                                                -----------    -----------


                        Commission file number : 0-25679


                       FIRST AMERICAN CAPITAL CORPORATION
              (Exact Name of small business issuer in its charter)


        Kansas                                         48-1187574
------------------------                ---------------------------------------
(State of incorporation)                (I.R.S. Employer Identification Number)

1303 S.W.  First American Place   Topeka, Kansas 66604
-------------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number              (785) 267-7077
                                 ----------------------------

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


Common Stock, $.10 Par Value - 4,257,057 shares as of November 14, 2006


Transitional Small Business Disclosure Format (check one):  Yes [   ] No [X ]

                       FIRST AMERICAN CAPITAL CORPORATION

                              INDEX TO FORM 10-QSB




Part I.     FINANCIAL INFORMATION                                   Page Numbers
---------------------------------                                   ------------


Item 1.  Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2006
      and December 31, 2005................................................. 3

Condensed Consolidated Statements of Operations for the
      three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005......................... 5

Condensed Consolidated Statements of Comprehensive Income for the
      three months ended September, 2006 and 2005 and for the
      nine months ended September 30, 2006 and 2005......................... 6

Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 2006 and 2005......................... 7

Notes to Condensed Consolidated Financial Statements........................ 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................13

Item 3.  Controls and Procedures............................................20

Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K....................................21

SIGNATURES..................................................................22

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST AMERICAN CAPITAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)
Assets                                                                      September 30,              December 31,
                                                                                 2006                      2005
                                                                        -----------------------    ----------------------
Investments:
     Securities available-for-sale, at fair value:
            Fixed maturities (amortized cost, $12,333,460
             in 2006 and $13,960,005 in 2005)                            $       12,149,418         $       13,854,375
            Equity securities (cost of $258,400 in 2006
                and $458,150 in 2005)                                               268,570                    456,760
                                                                                    274,564                    274,564
      Policy loans                                                                  163,729                    103,493
      Mortgage loans on real estate                                               1,690,954                  1,566,382
      Other investments                                                           3,034,272                  1,656,866
                                                                        -----------------------    ----------------------
Total investments                                                                 17,581,507                 17,912,440

Cash and cash equivalents                                                            700,498                    249,109
Accrued investment income                                                            210,220                    250,984
Accounts receivable                                                                  267,738                    272,200
Reinsurance receivables                                                               95,602                     78,725
Deferred policy acquisition costs (net of accumulated
     amortization of $4,237,368 in 2006 and $3,712,369 in 2005)                    5,212,470                  5,133,244
Property and equipment (net of accumulated depreciation
     of $927,809 in 2006 and $820,415 in 2005)                                     2,661,752                  2,756,025
Other assets                                                                         249,333                     24,935
                                                                        -----------------------    ----------------------
Total assets                                                             $       26,979,120         $       26,677,662
                                                                        =======================    ======================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION


                                                                           (Unaudited)
                                                                            September               December 31,
Liabilities and Shareholders' Equity                                          2006                      2005
                                                                      ----------------------    ---------------------
Policy and contract liabilities:
     Future annuity benefits                                           $       12,812,047        $       10,301,546
     Future policy benefits                                                     5,911,045                 5,267,805
     Liability for policy claims                                                  143,660                   190,050
     Policyholder premium deposits                                                107,123                   146,354
     Deposits on pending policy applications                                       25,921                     9,361
     Reinsurance premiums payable                                                  54,974                   107,334
     Amounts held under reinsurance                                                43,480                   219,079
                                                                      ----------------------    ---------------------
Total policy and contract liabilities                                          19,098,250                16,241,529

Commissions, salaries, wages and benefits payable                                  58,395                   131,873
Other liabilities                                                                 247,852                   180,086
Notes payable                                                                         -                   2,272,986
Deferred federal income taxes payable                                             515,331                   527,941
                                                                      ----------------------    ---------------------
Total liabilities                                                              19,919,828                19,354,415

Shareholders' equity:
Common stock, $.10 par value, 8,000,000 shares authorized;
     5,449,578 shares issued and 4,257,057 shares outstanding
     in 2006; and 5,449,578 issued and 4,257,057 shares
     outstanding in 2005                                                          544,958                   544,958
Additional paid in capital                                                     12,478,903                12,478,903
Accumulated deficit                                                            (3,706,116)               (3,496,404)
Accumulated other comprehensive income (loss)                                    (139,105)                  (84,862)
Less: Treasury stock held at cost (1,192,521 shares in 2006
     and 1,192,521 in 2005)                                                    (2,119,348)               (2,119,348)
                                                                      ----------------------    ---------------------
Total shareholders' equity                                                      7,059,292                 7,323,247
                                                                      ----------------------    ---------------------
Total liabilities and shareholders' equity                             $       26,979,120        $       26,677,662
                                                                      ======================    =====================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         (Unaudited)                                (Unaudited)
                                                     Three months ended                          Nine months ended
                                            September 30,          September 30,        September 30,         September 30,
                                                 2006                  2005                  2006                  2005
                                           -----------------     ------------------    -----------------     -----------------
Revenues:
         Gross premium income               $   1,014,212         $   1,022,887         $   3,250,585         $   3,124,099
         Reinsurance premiums assumed                 -                   3,780                 8,637                 9,660
         Reinsurance premiums ceded              (143,560)             (216,142)             (456,433)             (284,339)
                                           -----------------     ------------------    -----------------     -----------------
                  Net premium income              870,652               810,525             2,802,789             2,849,420
         Net investment income                    282,022               220,784               815,698               621,652
         Net realized investment loss                 -                  (3,378)              (70,017)               (1,836)
         Rental income                             61,850                50,394               179,964               141,952
         Other income                                 923                    53                 2,228                   103
                                           -----------------     ------------------    -----------------     -----------------
               Total revenue                    1,215,447             1,078,378             3,730,662             3,611,291

Benefits and expenses:
         Increase in policy reserves              207,914               211,750               643,239               890,182
         Policyholder surrender values            103,454                59,909               251,375               170,056
         Interest credited on annuities
            and premium deposits                  150,542               104,164               419,789               288,758
         Death claims                             183,106               140,479               478,137               346,479
         Commissions                              194,601               228,419               620,220               922,801
         Policy acquisition costs
            deferred                             (166,974)             (174,678)             (604,225)             (954,007)
         Amortization of deferred policy
            acquisition costs                     159,256               133,828               524,999               474,772
         Salaries, wages, and employee
            benefits                              183,632               296,449               672,641               929,819
         Miscellaneous taxes                       37,167                31,374                96,519               109,343
         Other operating costs and
            expenses                              248,356               205,389               837,680               999,256
                                           -----------------     ------------------    -----------------     -----------------
               Total benefits and
                  expenses                      1,301,054             1,237,083             3,940,374             4,177,459
                                           -----------------     ------------------    -----------------     -----------------

Income (Loss) before income tax expense     $     (85,607)        $    (158,705)        $    (209,712)        $    (566,168)
                                           -----------------     ------------------    -----------------     -----------------

Income tax expense (benefit)                          -                   1,410                   -                  16,361
                                           -----------------     ------------------    -----------------     -----------------

Net Income (Loss)                           $      (85,607)       $    (160,115)        $   (209,712)         $    (582,529)
                                           =================     ==================    =================     =================

Net Income (Loss) per common
   share - basic and diluted                $        (0.02)       $       (0.04)        $      (0.05)         $       (0.13)
                                           =================     ==================    =================     =================



See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                              (Unaudited)
                                                           (Unaudited) Three
                                                           months ended Nine
                                                           months ended
                                                   September 30,       September 30,       September 30,       September 30,
                                                        2006               2005                2006                2005
                                                  -----------------  ------------------  ------------------  ------------------

Net income (loss)                                  $     (85,608)     $    (160,115)      $    (209,712)      $    (582,529)
Unrealized gain (loss) on available-for-sale
   securities:
     Unrealized holding gain (loss) during the
        period                                           635,421           (337,597)             45,617            (262,015)
     Less: Reclassification for gains (loss)
        included in net income                           182,486             (3,378)            112,469              (1,836)
     Tax benefit (expense)                               (90,588)            66,492              12,609              51,433
                                                  -----------------  ------------------  ------------------  ------------------
Other comprehensive income (loss)                        362,347           (267,727)            (54,243)           (208,746)
                                                  -----------------  ------------------  ------------------  ------------------
Comprehensive income (loss)                        $     276,739      $    (427,842)      $    (263,955)      $    (791,275)
                                                  =================  ==================  ==================  ==================
Comprehensive income (loss) per common
   share-basic and diluted                         $        0.07      $       (0.10)      $       (0.06)      $       (0.18)
                                                  =================  ==================  ==================  ==================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 (Unaudited)
                                                                              Nine months ended
                                                                     September 30,         September 30,
                                                                          2006                  2005
                                                                  -------------------   -------------------
Operating activities:
Net income (loss)                                                       $   (209,712)         $   (582,529)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Interest credited on annuities and premium deposits                     414,383               288,758
     Net realized investment loss                                             70,017                 1,836
     Provision for depreciation                                              107,395               114,555
     Settlement loss                                                             -                  35,465
     Amortization of premium and accretion of discount on
        fixed maturity and short-term investments                            (96,195)               34,204
     Provision for deferred federal income taxes                                 -                  16,361
     Decrease in accrued investment income                                    40,764                17,345
     (Increase) decrease in accounts receivable                                4,462              (206,670)
     Increase in reinsurance receivables                                     (16,877)             (658,968)
     Acquisition costs capitalized                                          (604,225)             (954,007)
     Amortization of deferred acquisition costs                              524,999               474,772
     Increase in policy loans                                                (60,236)              (15,899)
     (Increase) decrease in other assets                                    (224,398)                6,676
     Increase in future policy benefits                                      643,240               890,182
     Increase (decrease) in liability for policy claims                      (46,390)               29,000
     Increase (decrease) in deposits on pending policy applications           16,560                (1,174)
     Increase (decrease) in reinsurance premiums payable                     (52,360)              220,760
     Increase (decrease) in amounts held under reinsurance                  (175,599)              300,883
     Increase (decrease) in commissions, salaries, wages and
         benefits payable                                                    (73,478)               18,298
     Increase in other liabilities                                            67,766               168,248
                                                                   -------------------   -------------------
Net cash provided by operating activities                               $    330,116          $    198,096


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                              (Unaudited)

                                                                 September 30,          September 30,
                                                                      2006                   2005
                                                               -------------------     ------------------
Investing activities:
     Purchase of available-for-sale fixed maturities               $  (1,334,923)         $  (1,565,239)
     Sale of available-for-sale fixed maturities                       2,258,015                400,080
     Maturity of available-for-sale fixed maturities                     571,000              1,156,623
     Purchase of available-for-sale equities                                 -                 (247,750)
     Sale of available-for-sale equities                                 222,699                 25,000
     Additions to property and equipment                                 (13,122)              (133,870)
     Purchase of other investments                                    (1,593,368)              (997,900)
     Maturity of other investments                                       351,643                108,333
     Purchase of mortgage loans                                         (167,000)              (889,600)
     Payments received on mortgage loans                                  42,428                 16,293
                                                               -------------------     ------------------
Net cash provided by (used in) investing activities                      337,372             (2,128,030)

Financing activities:
     Proceeds from note payable                                              -                  570,355
     Payments on notes payable                                        (2,272,986)               (64,996)
     Deposits on annuity contracts                                     2,096,118              2,793,590
     Surrenders on annuity contracts                                         -                 (496,396)
     Policyholder premium deposits                                         3,070                 23,938
     Withdrawals on policyholder premium deposits                        (42,301)               (60,245)
     Purchase of treasury stock                                              -                 (770,355)
                                                               -------------------     ------------------
Net cash provided by (used in) financing activities
                                                                        (216,099)             1,995,891
                                                               -------------------     ------------------

Increase in cash and cash equivalents                                    451,389                 65,957

Cash and cash equivalents, beginning of period                           249,109                527,028
                                                               -------------------     ------------------

Cash and cash equivalents, end of period                           $     700,498          $     592,985
                                                               ===================     ==================

Supplemental disclosure of cash activities:
     Interest paid                                                 $      62,295          $     105,084
                                                               ===================     ==================

     Income taxes paid                                             $         -            $         -
                                                               ===================     ==================


See notes to condensed consolidated financial statements.

                       FIRST AMERICAN CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the "Company") for the three month and nine month periods ended September 30, 2006 and 2005 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.

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

3.   Net Earnings Per Common Share

Net loss per common share for basic and diluted earnings per share is based upon the weighted average number of common shares outstanding during each period. On March 2, 2005 the Company acquired 450,500 shares of its common stock from Brooke. The weighted average number of common shares outstanding was 4,257,057 and 4,337,239 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The weighted average number of common shares outstanding was 4,257,057 and 4,237,578 for the three months ended September 30, 2006 and September 30, 2005, respectively.

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

7.   Liquidity and Capital Resources

During the quarters ended September 30, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the nine months ended September 30, 2006 and 2005 totaled $330,116 and $198,096, respectively.

As of September 30, 2006, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $13,101,686, as compared with $14,208,516 as of September 30, 2005. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $12,725,026 and $13,435,302, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of September 30, 2006, cash reserves and liquid investments at the parent company level were approximately $374,366 as compared with $754,116 as of September 30, 2005. Cash reserves for FLBI were $2,294 at September 30, 2006 and $19,098 as of September 30, 2005. Based on the decreasing level of cash reserves and nonliquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company's home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

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

Pursuant to these efforts, on October 6, 2006, the Company executed a Stock Purchase and Sale Agreement (the "Agreement") with Brooke Corporation ("Brooke") pursuant to which, subject to the conditions stated in the Agreement, Brooke has agreed to acquire newly issued shares of the common stock of FACC in a two step transaction that will result in Brooke owning 55% of the then issued and outstanding shares of common stock. In consideration therefore, Brooke will (i) pay to FACC $3,000,000 in cash and (ii) enter into a Brokerage Agreement pursuant to which, among other things, CJD & Associates, L.L.C., a Brooke subsidiary, will cause all of its new managing general agency loan brokerage business to be transacted through First Life Brokerage, Inc. ("FLB"), a FACC subsidiary. In the Agreement, the pretax profits of FLB over a three year period shall be not less than $6,000,000 or Brooke shall be obligated to contribute funds to FACC as additional consideration for the issuance of the shares of FACC common stock acquired pursuant to the Agreement to the extent the pretax profit goal is not made under such schedule. The closing of the transactions contemplated under the Agreement are subject to a number of conditions, including the approval of the Kansas Department of Insurance. Although there is no assurance that these conditions will be met and that the closing of these transactions will occur, management currently anticipates that the closing will occur in the fourth quarter of 2006.

8.   Other Regulatory Matters

FLAC is licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

FLAC was previously licensed to transact business in the state of Ohio. FLAC's license in Ohio was suspended during the fourth quarter of 2005. The suspension resulted from FLAC's statutory basis capital and surplus as of September 30, 2005 of $2,495,616 being less than the minimum required level in Ohio of $2,500,000. As of September 30, 2006, FLAC's statutory basis capital and surplus was $2,971,245, which is in excess of the aforementioned minimum requirement. FLAC appealed the suspension and had its license reinstated on July 27, 2006.

9.   Segment Information

The operations of the Company and its subsidiaries have been classified into two operating segments as follows: life and annuity insurance operations and corporate and brokerage operations. Segment information for the three and nine months ended September 30, 2006 and 2005 and as of September 30, 2006 and December 31, 2005 is as follows:




                                                         Three months ended                       Nine months ended
                                                  September 30,       September 30,       September 30,        September 30,
                                                      2006                2005                 2006                2005
                                                 ----------------    ----------------    -----------------    ----------------
Revenues:
         Life and annuity insurance operations    $  1,215,217        $  1,023,392        $  3,648,573         $  3,445,840
         Corporate and brokerage operations                230              54,986              82,089              165,451
                                                 ----------------    ----------------    -----------------    ----------------
              Total                               $  1,215,447        $  1,078,378        $  3,730,662         $  3,611,291
                                                 ================    ================    =================    ================

Income (loss) before income taxes:
         Life and annuity insurance operations    $     42,059        $     16,190        $    218,834         $     99,886
         Corporate and brokerage operations           (127,666)           (174,895)           (428,546)            (666,054)
                                                 ----------------    ----------------    -----------------    ----------------
              Total                               $    (85,607)       $   (158,705)       $   (209,712)        $   (566,168)
                                                 ================    ================    =================    ================

Depreciation and amortization expense:
         Life and annuity insurance operations    $    175,494        $    133,828        $    553,203         $    474,772
         Corporate and brokerage operations              9,308              31,685              63,460              114,555
                                                 ----------------    ----------------    -----------------    ----------------
              Total                               $    184,802        $    165,513        $    616,663         $    589,327
                                                 ================    ================    =================    ================


                                                                                          September 30,        December 31,
                                                                                               2006                2005
                                                                                         -----------------    ----------------
Assets:
         Life and annuity insurance operations                                            $ 26,458,686         $ 23,337,149
         Corporate and brokerage operations                                                    520,434            3,340,513
                                                                                         -----------------    ----------------
              Total                                                                       $ 26,979,120         $ 26,677,662
                                                                                         =================    ================









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

Recent Developments
-------------------

On November 1, 2006, the Company's independent accountant, BKD, LLP, ("BKD") notified the Company that it was resigning as the Company's independent certified public accounting firm. BKD stated that its resignation was not a result of any disagreements with either the management or audit committee of the Company. BKD's accountant's reports for the Company's financial statements for the Company's two most recent fiscal years, or any later interim period, did not contain adverse opinions or disclaimers of opinion, nor were any reports modified as to uncertainty, audit scope or accounting principles. BKD's resignation was of its own volition and a change of accountants was not recommended or approved by the board of directors or an audit or similar committee of the board of directors.

At no time during the two most recent fiscal years or the interim period through November 1, 2006 did the Company have any disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BKD's satisfaction, would have caused BKD to make reference to the subject matter of the disagreement in connection with its accountant's report.

On November 6, 2006, the Company engaged Summers, Spencer & Callison, CPAs ("SSC"), of Topeka, Kansas, to be the Company's new independent certified public accounting firm. SSC was selected by the Company due to, among other factors, its proximity to the Company's location in Topeka, Kansas, and the familiarity of SSC with the industry within which the Company operates.

Financial Condition
-------------------

Significant changes in the condensed consolidated balance sheets from December 31, 2005 to September 30, 2006 are highlighted below.


Total assets increased from $26,677,662 at December 31, 2005 to $26,979,120 at September 30, 2006. The increase in total assets is primarily attributable to the investment of premiums received during the year. Given the long-term nature of the policy and contract liabilities associated with these premiums, management is able to invest these premiums for a period of time until a payout of policy benefits is required.

The Company's available-for-sale fixed maturity securities had a fair value of $12,149,418 and $13,854,375 at September 30, 2006 and December 31, 2005,
respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income. The decrease is attributable to the sale of FLAC owned investments to facilitate the purchase of the building from the Company. Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation. However, cash balances exceeding this maximum are protected through additional insurance. As a result, management believes that significant concentrations of credit risk do not exist.

The Company's available-for-sale equity securities had a fair value of $268,570 and $456,760 at September 30, 2006 and December 31, 2005, respectively. This investment portfolio is reported at market value with unrealized gains and losses, net of applicable deferred taxes, reflected as a separate component of accumulated other comprehensive income. The decrease is attributable to a FLAC owned investment that was sold to facilitate the purchase of the home office building from the Company.

Mortgage loans on real estate increased from $1,566,382 at December 31, 2005 to $1,690,954 at September 30, 2006. The increase is attributable to the purchase of an additional mortgage loan on a commercial property. The Company currently owns seven mortgage loans. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Other investments increased from $1,656,866 at December 31, 2005 to $3,034,272 at September 30, 2006. The increase is attributable to the purchase of additional investments in lottery prize cash flows during the year. These other investments involve purchasing assignments of the future payment rights from lottery winners at a discounted price sufficient to meet the Company's yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state. The Company may purchase more of these types of investments in the future in limited quantities in an effort to enhance the Company's investment portfolio yield.

Cash and cash equivalents increased to $700,498 at September 30, 2006 from $249,109 at December 31, 2005. Refer to the statement of cash flows for sources and uses of cash.

Deferred policy acquisition costs, net of amortization, increased from $5,133,244 at December 31, 2005 to $5,212,470 at September 30, 2006 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs during the nine months ended September 30, 2006.

Liabilities increased to $19,919,828 at September 30, 2006 from $19,354,415 at December 31, 2005. Reserves for future policy benefits, established from the sale of life insurance increased $643,240, or 12% from December 31, 2005 to September 30, 2006. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $2,510,501 or 24% from December 31, 2005 to September 30, 2006. In 2005 and 2006, annuity contract liabilities increased due to the introduction of three new annuity products and continued considerations received on the Company's FA2000 product.

Reinsurance premiums payable decreased from $107,334 at December 31, 2005 to $54,974 at September 30, 2006. The decrease during the nine months is representative of the balance due to Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product. The decrease is due to the termination of the reinsurance treaty on June 24, 2006.

Amounts held under reinsurance decreased from $219,079 at December 31, 2005 to $43,480 at September 30 2006. The decrease during the nine months is attributable to the termination of the reinsurance treaty with Wilton Re on June 24, 2006. Amount held under reinsurance represents the unearned portion of commission allowances due to the Company by Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product. Commission allowances are paid to the Company on an annualized basis and initially recorded by the Company as a liability. The liability is subsequently released and applied against policy acquisition costs over the first policy year as premiums are paid on the applicable business.

Other liabilities increased $67,766 from $180,086 at December 31, 2005 to $247,852 at September 30, 2006. The increase is attributable to timing factors associated with the payment of significant invoices for professional services and property taxes.

Notes payable were at $0 at September 30, 2006, a decrease from $2,272,986 at December 31, 2005. The decrease is due to the Company paying off Vision Bank and Brooke Credit Corporation notes from proceeds of the sale of the home office building to FLAC.

Deferred federal income taxes payable decreased to $515,331 at September 30, 2006 from $527,941 at December 31, 2005. Deferred federal income taxes payable are established based on timing differences between income recognized for financial statement purposes and taxable income for the Internal Revenue Service. These deferred taxes are based on the operations of the Company and FLAC and on unrealized losses on available-for-sale securities. The decrease in deferred taxes payable is primarily attributable to the increase in unrealized losses in the investment portfolio at September 30, 2006 compared to December 31, 2005.

Results of Operations
---------------------

Significant components of revenues include life insurance premiums (net of reinsurance) and net investment income. The following table provides information concerning net premium income for the three and nine months ended September 30, 2006 and 2005:




                                              Three months ended                        Nine months ended
                                      September 30,         September 30,       September 30,       September 30,
                                          2006                  2005                2006                 2005
                                     ----------------      ----------------    ----------------    -----------------
Whole life insurance:
     First year                       $    138,164          $    310,783        $    552,982        $    810,797
     Renewal                               869,844               707,413           2,666,008           2,285,428
Term insurance:
     First year                                836                   935               3,147               1,912
     Renewal                                 2,168                 1,856              15,448              14,842
     Single premium                          3,200                 1,900              13,000              11,120
                                     ----------------      ----------------    ----------------    -----------------

Gross premium income                     1,014,212             1,022,887           3,250,585           3,124,099

Reinsurance premiums assumed                   -                   3,780               8,637               9,660
Reinsurance premiums ceded                (143,560)             (216,142)           (456,433)           (284,339)
                                     ----------------      ----------------    ----------------    -----------------

Net premium income                    $    870,652          $    810,525        $  2,802,789        $  2,849,420
                                     ================      ================    ================    =================





Net premium income decreased $46,631 or 2% from the nine months ended September 30, 2006 compared to the same period during 2005. Total first year whole life premium decreased $257,815 or 32% for the nine months ended September 30, 2006 compared to the same period during 2005. The decrease is attributable to a decrease in the production of the Company's Golden Eagle Whole Life (Final Expense) product.

Management released several new annuity, term and whole life products during 2005. The Company's goal in introducing these new products is to diversify the Company's product mix and to manage its first year production to both the needs and capacity of the Company.

Total renewal year whole life premiums increased $380,580 or 17% from the nine months ended September 30, 2005 to the same period during 2006. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year's first year premium, other than single premium.

Reinsurance premiums ceded increased $172,094 or 61% for the nine months ended September 30, 2006, compared to the same period in 2005. The increase is primarily attributable to premiums paid to Wilton Re in conjunction with the reinsurance of the Company's Golden Eagle Whole Life (Final Expense) product.

Net premium income increased $60,127 or 7% from the three months ended September 30, 2006 to the same period during 2005. Total first year whole life premium decreased $172,619 or 56% from the three months ended September 30, 2006 compared to the same period during 2005. The decrease is attributable to a decrease in the production of the Company's Golden Eagle Whole Life (Final Expense) product.

Total renewal year whole life premiums increased $162,431 or 23% from the three months ended September 30, 2005 to the same period during 2006.

Reinsurance premiums ceded decreased $72,582 or 34% for the three months ended September 30, 2006, compared to the same period in 2005. The decrease is primarily attributable to the termination of the treaty to reinsure the Company's Golden Eagle Whole Life (Final Expense) product with Wilton Re on June 24, 2006.

Net investment income increased $194,046 or 31% for the nine months ended September 30, 2006, compared to the same period for 2005. The increase is due to an increase of average yields on the Company's portfolio and the increase in the investment portfolio. The Company's investment strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempts to match the investment mix to others within the Company's industry peer group.

Net realized investment loss increased $68,181 from the nine months ended September 30, 2006 to the same period during 2005. The decrease is attributable to the sale of a significant portion of the Company's investment portfolio during the nine months ended September 30, 2006. Losses totaling $92,968 were realized upon the sale of these bonds and gains of $22,949 were realized on the sale of stock.

Benefits and expenses totaled $3,940,374 and $4,177,459 during the nine months ended September 30, 2006 and 2005, respectively. Included in total benefits and expenses were policy reserve increases of $643,239 and $890,182 during the nine months ended September 30, 2006 and 2005, respectively. Benefits and expenses totaled $1,301,054 and $1,237,083 during the three months ended September 30, 2006 and 2005, respectively. Included in total benefits and expenses were policy reserve increases of $207,914 and $211,750 during three months ended September 30, 2006 and 2005, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.

Policyholder surrender values increased $81,319 from $170,056 during the nine months ended September 30, 2005 to $251,375 during the same period in 2006. This increase is attributable to the maturation of policies.

Interest credited on annuities and premium deposits totaled $419,789 and $288,758 for the nine months ended September 30, 2006 and 2005, respectively. The increase during 2006 of $131,031or 45% is primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce. The average interest credit rate on annuities and premium deposits has increased from 4.7% to 5.1% during the nine months ended September 30, 2005 and 2006, respectively.

Death claims increased $131,658, or 38%, for the nine months ended September 30, 2006, compared to the same period for 2005. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies. Mortality experienced by the Company to date is within management's expectations.

Commission expense totaled $620,220 and $922,801 for the nine months ended September 30, 2006 and 2005, respectively. Commission expense is based on a percentage and is determined in the product design. Additionally, higher percentage commissions are paid for first year business rather than the renewal year. Commission expense decreased $302,581 primarily due to a decrease in first year production and commission allowances received on reinsured business due from Wilton Re of $261,122 during the quarter being netted against the commission expense. Commission allowances received on reinsurance business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business.

Salaries, wages and employee benefits decreased $257,178 from $929,819 for the nine months ended September 30, 2005, to $672,641 for the same period in 2006. The decrease in 2006 is primarily attributable to a decrease in employee headcount resulting in decreased employee salary and benefit expenses.

Other operating costs and expenses totaled $837,680 and $999,256 for the nine months ended September 30, 2006 and 2005, respectively. The net decrease of $161,576, or 16%, was primarily due to lower operating costs, reimbursement from

Wilton Re in the amount of $99,551 for administering its portion of the reinsured Final Expense business and a loss on a Treasury Stock transaction of $35,465 recognized in March 31, 2005. The Company had no Treasury Stock transactions for the same period in 2006.

As a result of the items noted above the Company had a net loss before income tax expense of $209,712 and $566,168 for the nine months ended September 30, 2006 and 2005, respectively.


Liquidity and Capital Resources
-------------------------------

During the quarters ended September 30, 2006, and 2005, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the nine months ended September 30, 2006 and 2005 totaled $330,116 and $198,096, respectively.

As of September 30, 2006, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $13,101,686, as compared with $14,208,516 as of September 30, 2005. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $12,725,026 and $13,435,302, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities. Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis.

As of September 30, 2006, cash reserves and liquid investments at the parent company level were approximately $374,366 as compared with $754,116 as of September 30, 2005. Cash reserves for FLBI were $2,294 at September 30, 2006 and $19,098 as of September 30, 2005. Based on the decreasing level of cash reserves and nonliquid investments at the parent company level over the past few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company's home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.

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

-------------------------------------------

Pursuant to these efforts, on October 6, 2006, the Company executed a Stock Purchase and Sale Agreement (the "Agreement") with Brooke Corporation ("Brooke") pursuant to which, subject to the conditions stated in the Agreement, Brooke has agreed to acquire newly issued shares of the common stock of FACC in a two step transaction that will result in Brooke owning 55% of the then issued and outstanding shares of common stock. In consideration therefore, Brooke will (i) pay to FACC $3,000,000 in cash and (ii) enter into a Brokerage Agreement pursuant to which, among other things, CJD & Associates, L.L.C., a Brooke subsidiary, will cause all of its new managing general agency loan brokerage business to be transacted through First Life Brokerage, Inc. ("FLB"), a FACC subsidiary. In the Agreement, the pretax profits of FLB over a three year period shall be not less than $6,000,000 or Brooke shall be obligated to contribute funds to FACC as additional consideration for the issuance of the shares of FACC common stock acquired pursuant to the Agreement to the extent the pretax profit goal is not made under such schedule. The closing of the transactions contemplated under the Agreement are subject to a number of conditions, including the approval of the Kansas Department of Insurance. Although there is no assurance that these conditions will be met and that the closing of these transactions will occur, management currently anticipates that the closing will occur in the fourth quarter of 2006.


ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to the Company's management to allow timely decisions regarding disclosure. The Company's Chief Executive Officer and President conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of those controls and procedures, the Chief Executive Officer and President of the Company concluded that the Company's disclosure controls and procedures are effective in alerting on a timely basis, material information required to be disclosed in the Company's periodic filings except as set forth in the following paragraphs.

In connection with its review of the financial statements filed with this Amendment, the Company's independent public accounting firm advised management that it had noted certain matters that it considered to be "material weaknesses," which is a significant deficiency, or a combination of significant deficiencies, in the Company's internal financial procedures or controls, that results in more than a remote likelihood that a material misstatement of the Company's financial statements will not be prevented or detected. The auditors noted that due to the resignation of the Chief Financial Officer of the Company effective March 31, 2006, the Company did not then have adequate review procedures in place to ensure the development of timely, complete and accurate financial statements and related footnotes.

Since March 31, 2006, the Company has taken significant steps to remediate this material weakness, including enhancing the knowledge and skills of the existing staff, hiring outside consultants and independent contractors to assist the staff in handling financial statement matters, and engaging as a full-time consultant an individual who had previously served as the Company's controller and who during that tenure was primarily responsible for preparing both the Company's statutory and GAAP financial statements. Although the Company has been unable to hire a qualified Chief Financial Officer due to the uncertainty of its financial position prior to the announcement of the transaction with Brooke Corporation described in the Form 10-QSB, management believes that the material weakness that existed with respect to the preparation of the Company's financial statements for the quarter ended March 31, 2006, remained at June 30,

2006, but were substantially remediated prior to the preparation of the financial statements for the quarters ended June 30, 2006 and September 30, 2006.

With these remediation steps remaining in place and the addition of the functional financial support to be provided by Brooke Corporation pursuant to the Services Agreement described in the Form 10-QSB, management believes that these material weakness will continue to be remediated and that the Company's internal control over financial reporting is effective at a reasonable assurance level as of the date of this Form 10-QSB and has been for a period of time prior hereto.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2 Certification of Chairman & Secretary of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1 Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2 Certificate of Chairman & Secretary of the Board of Directors pursuant to Section 18 U.S.C. Section 1350 (*)

               (*) Filed herewith

b)   Reports on Form 8-K

               The Company filed current reports on Forms 8-K dated October 6, 2006 and November 6, 2006, announcing current developments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST AMERICAN CAPITAL CORPORATION


Date:    November 14, 2006            By:     /s/ John F. Van Engelen
    --------------------------          ---------------------------------------
                                                John F. Van Engelen
                                      President & Chief Executive Officer




Date:    November 14, 2006             By:      /s/ Harland E. Priddle
    --------------------------           --------------------------------------
                                                  Harland E. Priddle
                                         Chairman & Secretary of the Board of
                                                         Directors