Form 10KSB
period 2006-12-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2007-03-01
CIK 1082084

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number : 0-25679
FIRST AMERICAN CAPITAL CORPORATION
(Name of small business issuer in its charter)

Kansas	48-1187574

(State of incorporation)	(I.R.S. Employer Identification Number)
1303 SW First American Place, Topeka, KS 66604
(Address of principal executive offices)

Issuer’s telephone number	(785) 267-7077

Securities registered under 12(b) of the Act:
Title of Each Class
NONE
Securities registered under Section 12(g) of the Act:
Title of Each Class
Common Stock, $.01 Par Value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB ☐
State issuer’s revenues for its most recent fiscal year: $6,162,196.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days:
Of the 9,643,460 shares of common stock of the registrant issued and outstanding as of February 22, 2007, 4,206,057 shares are held by non-affiliates. Because of the absence of an established trading market for the common stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, $.01 Par Value — 9,643,460 shares as of February 22, 2007.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

		Page

PART I		3

Item 1.	Description of Business	3

Item 2.	Description of Property	11

Item 3.	Legal Proceedings	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II		12

Item 5.	Market for Common Equity and Related Stockholder Matters	12

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 7.	Financial Statements	20

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20

Item 8a.	Controls and Procedures	21

PART III		22

Item 9.	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance With Section 16 (a) of the Exchange Act	22

Item 10.	Executive Compensation	24

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26

Item 12.	Certain Relationships, Related Transactions, and Director Independence	27

Item 13.	Exhibits	29

Item 14.	Principal Accountant Fees and Services	30

SIGNATURES		32

Exhibit 3.3
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
This Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (“report”) contains forward-looking statements within the meaning of federal securities law. Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue,” “predict,” or other similar words, identify forward-looking statements. Forward-looking statements appear in a number of places in this report and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the markets in which the company operates, the Company’s business, financial condition and growth strategies. Although the Company believes that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including the uncertainties that all regulatory approvals will be obtained, that all closing conditions will be met, that the closing of the transaction will occur, and that any closing will occur when expected, the uncertainty that plans relating to the Company’s acquisition of a federal savings bank will be successfully implemented, the uncertainty as to the effect of the potential transaction on the earnings and operations of the Company; the uncertainty that the Company will achieve short-term and long-term profitability and growth goals, uncertainties associated with market acceptance of and demand for the products and services of the Company, or its subsidiaries, the impact of competitive products and pricing, the dependence on third-party suppliers and their pricing, the ability of the parties to the transaction to meet product demand, the availability of capital and funding sources, the exposure to market risks, uncertainties associated with the development of technology, changes in the law and in economic, political and regulatory environments, the impact of inflation and general economic conditions on the Company’s liquidity and capital resources, changes in management, the dependence on intellectual property rights, the effectiveness of internal controls, and risks and factors described from time to time in reports and registration statements filed by the Company with the Securities and Exchange Commission. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. The Company is not obligated to update forward-looking statements.

Item 1.	Description of Business
Overview
In this report, references to the “Company,” “FACC,” and “we,” “our,” or “us” refers to First American Capital Corporation, a Kansas corporation, and the Company’s subsidiaries First Life America Corporation, a Kansas life insurance company (“FLAC”), and Brooke Capital Advisors, Inc., a Kansas corporation (“BCA”).
The Company is a Topeka, Kansas-based financial Services Company incorporated in the State of Kansas on July 10, 1996. The Company sells proprietary life insurance and annuity products in eight states through the Company’s wholly owned subsidiary FLAC. The Company brokers life, health, disability and annuity products underwritten by other insurance companies through its wholly owned subsidiary BCA.
As a result of recent change of control transactions, see “Description of Business — - Recent Developments”, the Company recently began offering loan brokerage services through BCA. In addition, the Company recently announced that it had entered into a definitive agreement to acquire a federal savings bank. See “Descriptions of Business — Recent Developments”.
Sale of Proprietary Life Insurance and Annuity Products
The Company underwrites and sells proprietary life insurance and annuity products through FLAC. On October 15, 1997, FLAC received a certificate of authority from the Kansas Insurance Department (“KID”) to transact its life insurance and annuity business in the state of Kansas. On November 19, 1998, life insurance operations commenced. Under the provisions of accounting principles generally accepted in the United States of America, FLAC had $7,659,130 of shareholders’ equity as of December 31, 2006.

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
First Whole Life is a permanent whole life insurance product with guaranteed level premiums and death benefits. Issue ages are 0 (30 days) to age 80. Rate classes include preferred non-tobacco, non-tobacco and tobacco. The product is non-participating. Available riders include accidental death, accelerated living benefit, waiver of premium, terminal illness and long-term care.
First Term is a level term life insurance product with term periods of 10, 15, 20 and 30 years. Both fully guaranteed and partially guaranteed premium options are available. For the partially guaranteed option, premiums are level for 5 years on the 10 year term, 10 years on the 15 year term, 13 years on the 20 year term and 17 years on the 30 year term, increasing annually thereafter. Rate classes include non-tobacco, preferred tobacco and tobacco. Issue ages for the 10, 15 and 20 are 18 to 60 for all classes. Issue ages for 30 year non-tobacco are 18 to 50, and issue ages for 30 year preferred tobacco and tobacco are 18 to 45. Available riders include return of premium, accidental death, accelerated death benefit and waiver of premium.
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
First Flex I is a flexible premium deferred annuity for ages 0 to 84. The initial interest rate is guaranteed for one contract year with a minimum guaranteed interest rate of 3%. The surrender charge period is seven years and up to 15% of the account value can be withdrawn each year without incurring a surrender charge. If the owner becomes confined to an extended care facility or hospital, the surrender charge may be waived up to a certain limit. The minimum deposit is $100.
First Max I is a single premium deferred annuity for ages 0 to 90. The initial interest rate is guaranteed for one contract year with a minimum guaranteed interest rate of 3%. The surrender charge period is five years and up to 15% of the account value can be withdrawn each year without incurring a surrender charge. If the owner becomes confined to an extended care facility or hospital, the surrender charge may be waived up to a certain limit. The minimum deposit is $500.

First Max III is a single premium deferred annuity for ages 0 to 90. The initial interest rate is guaranteed for three contract years with a minimum guaranteed interest rate of 3%. The surrender charge period is three years. If the owner becomes confined to an extended care facility or hospital, the surrender charge may be waived up to a certain limit. The minimum deposit is $500.
Easy Pack contains short form applications for simplified underwriting and quick issue. Products included in the Easy Pack are First Whole Life, First Term, First Step, Golden Eagle Final Expense and First Flex I, First Max I and First Max III. The Easy Pack is designed for the agent and consumer to receive quick underwriting decisions on the small face policies.
Product Marketing and Sales
The Company’s marketing strategy is to provide life insurance and annuity products that are beneficial to the consumer and profitable for the Company and its shareholders. As such, FLAC is continually seeking new markets for its products primarily by utilizing its existing and new insurance agents to promote the sales of its products. FLAC sells its products through agents. These agents receive commissions and, subject to qualification, promotional incentives from FLAC based on premiums collected on the products sold. FLAC contracts the independent agents directly or through independent marketing organizations referred to as IMOs. IMOs generally are organizations that align multiple independent agents with specific insurers and products. The IMOs receive a portion of the overall commissions paid by FLAC on products sold by the agents. The IMOs recruit, train, contract and provide other support functions to the independent agents.
FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Ohio, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.
Insurance Inforce
The following table provides certain information about FLAC’s volume of life insurance coverage inforce for each of the last three years:

	(shown in thousands)
Amounts of Insurance	2006	2005	2004
Beginning of the year	$163,353	$160,123	$163,424
Issued during year	9,937	26,306	16,854
Reinsurance assumed	4,651	1,096	3,169
Revived during year	2,168	2,147	694
Lapse, surrender and decreased	(25,435)	(26,319)	(24,018)

In-force end of year	$154,674	$163,353	$160,123

(1) Excludes accidental death benefits (shown in thousands) of $31,184, $33,235, and $35,695 in 2006, 2005, and 2004, respectively.

The following table provides certain information about FLAC’s policy count for each of the last three years:

	(Number of Policies)
	2006	2005	2004
Beginning of the year	9,856	8,318	6,582
Issued during year	1,137	2,516	1,676
Reinsurance assumed	135	55	726
Revived during year	143	110	50
Lapse, surrender and decreased	(1,297)	(1,143)	(716)

In-force end of year	9,974	9,856	8,318

As is evidenced by the tables above, the average face amount per policy issued has approximated $9,000 to $10,000 during 2004, 2005 and 2006. The relatively small face amount issued is directly related to increased focus being placed on production of the Company’s Final Expense product over the past three years. The Final Expense product has a maximum face amount of $25,000, a level significantly less than the other products historically marketed by the Company.
Reinsurance
In order to reduce the financial exposure to adverse underwriting results, insurance companies generally reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company (“Generali”) of Kansas City, Missouri, Optimum Re Insurance Company (“Optimum Re”) of Dallas, Texas, and Wilton Reassurance Company (“Wilton Re”) of Wilton, CT, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the reinsurance agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. In the event that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.
FLAC is party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000.
Underwriting
FLAC follows underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies. Such procedures require medical examinations (including blood tests, where permitted) of applicants for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant’s age and vary by policy type. The life insurance subsidiary also relies upon medical records and upon each applicant’s written application for insurance, which is generally prepared under the supervision of a trained agent.
Actuarial Services
The Company has retained the services of Miller & Newberg Inc., consulting actuaries located in Olathe, Kansas. Mr. Eric Newberg of Miller & Newberg Inc. has been appointed by the Board of Directors of FLAC to act as its valuation and illustration actuary.

Investments
The Kansas Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Kansas Insurance Code are not expected to have a material effect on the investment return of FLAC. FACC is not subject to the limitations, which restrict the investments made by FLAC. Currently, investments of FLAC are held in both short-term, highly liquid securities and long-term, higher yield securities. The investment strategy is focused primarily on matching maturities to the anticipated cash needs of FLAC, but also attempts to match the investment mix to others within FLAC’s industry peer group.
Insurance Brokerage Operations
Effective June 29, 2005, FACC formed and capitalized BCA under the name First Life Brokerage, Inc., as a Kansas Corporation. BCA was capitalized with $25,000 and is a direct subsidiary of FACC. First Life Brokerage, Inc. recently amended its Articles of Incorporation to reflect its new name, Brooke Capital Advisors, Inc. underscoring the company’s addition of loan brokerage services to its insurance agency activities.
BCA operates as a licensed insurance agency, offering life, health, disability, and annuity products underwritten by other insurance companies. BCA’s strategy is to make use of the Company’s existing infrastructure, equipment and personnel by selling other companies’ insurance products to the Company’s shareholders, FLAC policyholders and the general public. BCA will also solicit business from independent agents who may need specialized coverage or service offered through BCA and its insurance contacts. Income will be derived from commissions and fees generated through the sale of insurance products. Although much work has been done to create BCA and lay a foundation for future growth, the sale of products and recruiting of agents is only beginning. BCA has secured appointment contracts with several well-known insurance companies including AFLAC, Standard, AIG, and Mutual of Omaha and is licensed to transact business in Kansas, Illinois, Ohio and Missouri.
Loan Brokerage Operations
As a part of the change of control transactions with Brooke Corporation, a Kansas corporation (“Brooke”), discussed in “Recent Events”, CJD & Associates, L.L.C. (“CJD”), an indirect, wholly owned subsidiary of Brooke, and BCA entered into a Brokerage Agreement by which, as of that date, BCA began operating a business of (1) consulting with managing general agents and managing agencies regarding (a) acquisitions of managing general agencies, (b) financing of such acquisitions or other activities or needs of managing general agencies, and (c) other borrower’s assistance services: (2) referring such managing general agents and managing general agencies to Brooke Credit Corporation (`Brooke Credit”), a wholly owned subsidiary of Brooke, for the purpose of obtaining commercial loans from Brooke Credit for such acquisitions, activities or needs, and (3) providing collateral preservation services to Brooke Credit through its MGA and Funeral Loan Programs with respect to such loans, for which BCA receives a fee from the borrowers that may be funded by Brooke Credit’s loans to the borrowers and/or compensation from Brooke Credit for collateral preservation services.
BCA’s Loan Programs originated its first loans in December 2006. Revenue from this business segment is derived from commissions and fees generated through the loan brokerage and collateral preservation activities. Although much work has been done to create BCA and lay a foundation for future growth, the sale of products, recruiting of agents and marketing of the Loan Programs are relatively new segments for the Company. Income received by BCA in 2006 was $1,199,339 of which $1,196,882 was generated through the Loan Brokerage segment. Based on these recent revenues, management anticipates that revenues from BCA will continue to grow and add to the Company’s financial results in 2007.
Administration
FACC has contracted with FLAC to provide services, which are incident to the operations of FLAC. Under the terms of the Service Agreement, that was amended and restated effective January 1, 2002, FACC provides personnel, facilities, and services incident to the operations of FLAC. FLAC does not have any employees.

Services performed pursuant to the Service Agreement are underwriting, claim processing, accounting, policy administration and data processing and other services necessary for FLAC to operate. The Service Agreement is effective until either party provides 90 days written notice of termination. FLAC pays fees equal to FACC’s cost of providing such services, including an appropriate allocation of FACC’s overhead expenses, in accordance with accounting principles generally accepted in the United States of America. FLAC bears all of its direct selling costs, which include agent recruiting, training and licensing; agent commissions; any benefits or awards directly for or to agents or management including any life or health insurance to be provided; and any taxes (federal, state or county) directly related to the business of FLAC. Additionally, FLAC is responsible for, among other things, any reinsurance premiums; legal expenses related to settlement of claims; state examination fees; interest on indebtedness; costs related to mergers or acquisitions and costs related to fulfilling obligations of the life insurance and annuity contracts written by the agents of FLAC.
As a cost savings measure for the Company, Brooke has agreed in a servicing agreement (the “Brooke Servicing Agreement”) to provide many administrative and public-company compliance services to the Company, including, but not limited to, human resource services, payroll accounting, legal services, accounting, tax and auditing services, risk management, and corporate marketing services. The $5,000 monthly cost for these services should provide material cost savings to the Company. The Brooke Servicing Agreement terminates on December 31, 2007.
Competition
The life insurance industry is extremely competitive. FLAC faces significant competition from insurance companies that have greater financial resources, offer more diversified product lines and have larger selling organizations and customer bases. Competition also is encountered from the expanding number of banks and other financial intermediaries that offer competing products. FLAC must compete with other insurers to attract and retain qualified agents to market FLAC’s products.
In connection with its insurance brokerage business, BCA primarily competes against independent insurance agencies against the locally placed “captive” insurance agencies of large insurance companies, and against large insurance agencies and brokers. BCA competes against these companies for the insurance business of the individual and small business end-customers. The popularity of Internet sales and the passage of the Financial Services Modernization Act also have increased the number of potential insurance and financial services competitors.
BCA’s insurance brokerage product line competes for business with a large number of brokerage companies, some of which are independently owned and others of which are owned by major retail insurance agency companies. Many independent insurance agents and insurance brokers have developed insurance programs for specific market niches and provide significant competition.
Governmental Regulation
FLAC is subject to regulation and supervision by the KID. The insurance laws of Kansas give KID broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Without limiting the foregoing, the effect of the regulatory powers of the KID over FLAC may restrict the ability of FLAC to dividend or otherwise transfer funds from FLAC to FACC even if FLAC’s operations are profitable and creating positive cash flow, restrict the ability of FLAC to raise capital other than by contributions from FACC, and require that FACC contribute additional capital to FLAC.
Kansas has enacted legislation that regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters. Currently, FACC and FLAC have registered as a holding company system pursuant to the laws of the state of Kansas.

BCA is subject to licensing or regulatory approval by the state insurance department in each state in which it does business. The Company’s operations depend on the validity of and our continued good standing under the licenses and approvals under which we operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally, these authorities are vested with broad discretion as to grant, renewal and revocation of licenses and approvals.
The Company is subject to state laws and regulations pertaining to the charging of fees by insurance agents and brokers and the rebating of premiums and/or commissions. The charging of fees and/or rebating may be prohibited in some states or permitted in others with or without certain limitations. Where permitted, the charging of fees may require that certain disclosures be given to customers and/or that customers agree to the fees in writing. The regulation of rebating can extend to an agent giving anything of value to a customer to induce the purchase of a policy or in connection with the purchase of a policy.
The Company is subject to the unfair trade practices acts of the various states in which it does business. They each define and prohibit unfair methods of competition or unfair or deceptive acts or practices, including misrepresentation of policy terms, false advertising, making false statements, and defamation. Failure to comply with such acts or insurance regulations could have a material adverse effect on the Company.
There are many states that have statutes regulating the activities of brokering loans or providing credit services to individuals or businesses. Such laws may pertain to the receipt of advance fees, misrepresentations or omissions to state any material facts in connection with loans or services, engagement in fraud or deception or registration.
If the acquisition of Brooke Savings Bank closes, the Company will be regulated by the United States Office of Thrift Supervision, which has the authority to regulate, examine and take enforcement action against banks with respect to their financial condition and deposit, lending, investment and other operations.
The Company believes that it is currently in material compliance with all state, federal and foreign regulations to which the Company is subject and the Company is unaware of any pending or threatened investigation. action or proceeding by any state federal or foreign regulatory agency involving the Company that would have a material adverse effect on the Company’s operations. In the fourth quarter 2005, Ohio suspended FLAC’s license because its statutory capital and surplus fell below the minimum amount of $2,500,000 as of September 30, 2005. This shortfall was corrected as of December 31, 2005 and Ohio reinstated FLAC’s license in 2006. FLAC continues to operate under a Confidential Memorandum of Understanding which restricts its ability to write new business in Ohio, however, management believes this restriction will be removed in 2007 because of FLAC’s profitable operations in 2006 and its 46% increase in its capital and surplus since the end of 2005.
Federal Income Taxation
FLAC is taxed under the life insurance company provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, a life insurance company’s taxable income incorporates all income, including life and health premiums, investment income, and certain decreases in reserves. The Code currently establishes a maximum corporate tax rate of 35%. The Code currently requires capitalization and amortization over a five-year period of certain policy acquisition costs incurred in connection with the sale of certain insurance products. These provisions apply to life and annuity business. Certain proposals to make additional changes in the federal income tax laws, including increasing marginal tax rates, and regulations affecting insurance companies or insurance products, continue to be considered at various times in the United States Congress and by the Internal Revenue Service. The Company currently cannot predict whether any additional changes will be adopted in the foreseeable future or, if adopted, whether such measures will have a material effect on its operations.
FLAC and BCA file a consolidated income tax return with FACC. In certain consolidated return years, the separate tax liability of FLAC, BCA or FACC may be reduced through the utilization of net operating losses of the other companies comprising the consolidated group. In addition, the taxes payable by the consolidated group as a whole may be reduced by tax credits generated or earned by one company of the consolidated group, which are in effect used to reduce the separate tax liability of the other companies. The tax savings attributable to the use of such tax attributes will inure generally to the benefit of the company of the consolidated group that earned or generated the tax attribute in question. Members of the consolidated group will reimburse one another for the value of the consolidated tax attributes utilized in each consolidated return year.

Assuming that the acquisition of Brooke Savings Bank is consummated, Brooke Corporation’s direct and indirect ownership interest in the Company will increase to approximately 72% of its outstanding common stock. Under these circumstances, it is anticipated that the Company will continue to file a separate consolidated income tax return with its subsidiaries. Existing net operating losses will be utilized by the Company in its consolidated returns to the extent possible subject to certain limitations. Certain limitations (with respect to the utilization of existing net operating loss carryforwards) will apply when a change in ownership is deemed to have occurred for tax purposes. A change in ownership typically occurs when more than 50% of a Company’s stock changes hands. In connection with the 2006 Stock Purchase Agreement, Brooke’s ownership in the Company did not exceed 50% until Brooke was able to exercise its warrant on January 31, 2007. Accordingly, the Company believes that a change in ownership did not occur until that date and expects to utilize existing net operating losses without limitation through January 31, 2007, the date when Brooke was able to exercise the warrant and obtain more than 50% ownership of the Company’s issued and outstanding common stock.
Financial Information Relating to Industry Segments
The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations (conducted by FLAC and by FACC pursuant to the Services Agreement); brokerage operations conducted by BCA; and corporate operations. All sales of life insurance by FLAC are to unaffiliated customers. Financial information related to these three segments of the Company’s business is presented below.

	2006	2005	2004
Revenues:
Life and annuity insurance operations	$4,880,259	4,628,936	$4,293,633
Brokerage operations	1,199,210	765	—
Corporate	82,727	230,801	403,843

Total	$6,162,196	$4,860,502	$4,697,476

Income (loss) before income taxes:
Life and annuity insurance operations	$254,517	$271,992	$464,114
Brokerage operations	1,083,796	(13,965)	—
Corporate	(570,598)	(958,656)	(761,430)

Total	$767,715	$(700,629)	$(297,316)

Depreciation and amortization expense:
Life and annuity insurance operations	$737,908	630,737	769,611
Brokerage operations	584	438	—
Corporate	142,767	153,863	132,902

	$881,259	$785,038	$902,513

Assets:
Life and annuity insurance operations	28,570,332	23,337,149	$18,305,111
Brokerage operations	1,198,212	11,903	—
Corporate	1,488,199	3,328,610	4,649,885

Total	$31,256,743	$26,677,662	$22,954,996

Employees
As of December 31, 2006, the Company had 11 full time employees.

Recent Developments
As the result of consummation of a series of transactions contemplated by the terms of a Stock Purchase and Sale Agreement between FACC and Brooke dated October 6, 2006 (the “2006 Stock Purchase Agreement”), Brooke has acquired a majority of FACC’s outstanding common stock. See “Item 5—Market for Common Equity and Related Stockholders Matters — Sales of Unregistered Securities”.
Brooke is listed on the Nasdaq Global Market under the symbol “BXXX”. Its wholly owned subsidiary, Brooke Franchise Corporation, distributes insurance and banking services through a network of more than 700 franchise locations. Brooke Franchise was named the 22nd largest U.S. insurance agency by Business Insurance magazine (2006) and the country’s No. 37 top franchise opportunity by Entrepreneur magazine (2007).
Among other things, the 2006 Stock Purchase Agreement provided for (1) FACC to submit to a shareholder vote approvals of (a) amendments to its Articles of Incorporation to (i) increase the number of shares of authorized common stock that FACC is authorized to issue from 8,000,000 shares to 25,000,000 shares, (ii) increase the number of shares of authorized preferred stock that FACC is authorized to issue from 550,000 shares to 1,550,000 shares, and (iii) reduce the par value of each share of common. stock from $.10 to $.01, and (b) a reverse stock split of FACC’s common stock whereby every three shares of common stock will be reverse split into one share of common stock and fractional shares will be cashed out at the equivalent of $1.72 per whole share; (2) FACC to obtain, and Brooke to use its reasonable best efforts to cause FACC to obtain, a listing of FACC’s common stock on the American Stock Exchange or the Nasdaq Capital Markets, if such shares are eligible to be so listed; (3) the commencement of a modified “Dutch Auction” style tender offer by FACC within three months after the December 8, 2006 closing for up to $500,000 of outstanding shares of FACC’s common stock subject to certain adjustments; (4) the Company to have, and Brooke to use its best efforts to cause the Company to have, capital and surplus reasonably sufficient to fund the projected capital needs of FACC operations for the first three years after the closing, subject to certain conditions: (5) certain limitations on Brooke’s ability to transfer its shares of the FACC’s common stock during that three-year period, (6) the formation and maintenance of a committee of FACC’s Board of Directors consisting of independent directors for a limited term to approve or disapprove certain specified types of actions and transactions; and (7) the entry by FACC and Brooke into the Brooke Servicing Agreement with a term through December 31, 2007, by which certain human resources, accounting compliance and communications services would be provided by Brooke to the Company in exchange for a $5,000 monthly fee. The Brokerage Agreement and Brooke Servicing Agreement became effective on December 8, 2006.
On February 14, 2007, the Company announced that it had entered into a definitive agreement (the “2007 Stock Purchase Agreement”) with Brooke Brokerage Corporation, a Kansas corporation (“BBC”) pursuant to which the Company will acquire all of the issued and outstanding shares of capital stock of Brooke Savings Bank from BBC in exchange for 6,047,904 shares of the Company’s common stock, subject to adjustment in the event of certain changes to the Company’s capitalization. See “Market for Common Equity and Related Stockholder Matters — Sales of Unregistered Securities”. The closing of the transaction is subject to its approval by the United States Office of Thrift Supervision, the Commissioner of Insurance for the State of Kansas, any other regulatory approvals, and other standard closing conditions, and is expected within 12 months. Either party may terminate this agreement after 365 days following the date of the 2007 Stock Purchase Agreement if the transaction contemplated thereby has not been consummated. The Company can provide no assurance that the transaction will be consummated.

Item 2.	Description of Property
FLAC owns approximately six and one-half acres of land located in Topeka, Kansas, which it acquired from the Company on May 1, 2006. The land is comprised of two parcels, the first of which includes a 20,000 square foot office building which was constructed on approximately one-half of this land. The remaining land, including improvement costs, is classified as real estate held for investment. Under the transaction the Company sold and FLAC purchased the Company’s office building and the real property on which it is located for $2,800,000, which value was determined based upon an independent appraisal.

On May 1, 2006 the Company entered into a month-to-month commercial lease agreement with FLAC under which the Company leases 1,400 square feet of office space. Under the lease agreement, the Company pays $2,566.67 per month or $22 per square foot for the space leased. The lease payment is an all inclusive rate, which includes taxes, maintenance, utilities, and insurance that is attributable to the space leased.
The Company does not intend to make any improvements, develop or renovate the property or building and believes the occupied space is adequate for use as the Company’s offices. The Company occupies approximately 7,500 square feet of the building. Approximately 10,000 square feet is leased to the United States Department of Agriculture (“USDA”) under a lease that commenced on July 1, 2001 and will end on June 30, 2011. The remaining 2,500 square feet is leased to the United States Department of Transportation (“USDOT”) under a lease that commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew if not terminated on or after August 15, 2010 for another five years.
The average effective annual rental of the total leased space during 2006, assuming no vacancy, was $19.17 per square foot or $239,678 per year. The occupancy rate based on the total square feet available for lease in 2006 was 100%. Management believes that insurance coverage on the building is adequate. The building is depreciated over 39 years using the straight-line method for book and tax purposes. The annual taxes on the building are $75,053 or an assessed rate of 25%. The annual taxes on the land are $8,766 or an assessed rate of 12%.

Item 3.	Legal Proceedings
The Company has been from time to time a party to claims and lawsuits that are incidental to the Company’s business operations. While ultimate liability with respect to these claims and litigation is difficult to predict, the Company believes that the amount, if any, that we are required to pay in the discharge of liabilities or settlements in these matters will not have a material adverse effect on our consolidated results of operations or financial position. As of February 22, 2007, the Company was not, to its knowledge, a named party in any legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders
No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.
Subsequent to year end at a special meeting of shareholders held on January 31, 2007, a majority of the shareholders approved (a) amendments to the Company’s Articles of incorporation to (i) increase the number of shares of authorized common stock that the Company is authorized to issue from 8,000,000 shares to 25,000,000 shares, (ii) increase the number of shares of authorized preferred stock that the Company is authorized to issue from 550,000 shares to 1,550,000 shares, and (iii) reduce the par value of each share of common stock from $.10 to $.01, and (b) a reverse stock split of the Company’s common stock and fractional shares will be cashed out at the equivalent of $1.72 per whole share.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Market Information
The Company’s common stock is not traded on an established public market.
Holders
As of February 22, 2007, there were approximately 4,945 shareholders of record of the Company’s outstanding common stock.

Dividends
The Company has not paid any cash dividends since inception (July 10, 1996). Management anticipates that for the foreseeable future any and all earnings will be retained to fund the growth of FLAC’s business and for other working capital purposes and that as a result no dividends are currently planned. As noted above, the regulatory requirements of the KID may practically restrict the ability of the Company to transfer any operating profits produced by FLAC’s insurance operations to the Company for use in paying dividends on the Company’s stock.
Sales of Unregistered Securities
Pursuant to the 2006 Stock Purchase Agreement between Brooke and the Company, Brooke initially acquired 3,742,943 shares of common stock of the Company (approximately 46.8% of the then issued and outstanding FACC common stock) on December 8, 2006. Pursuant to the same agreement, Brooke also acquired a warrant to purchase an additional 1,643,460 shares of such common stock. On January 31, 2007, the date that the Company’s Articles of Incorporation were amended to increase the number of authorized shares of common stock from 8,000,000 shares of such common stock to 25,000,000, Brooke exercised its warrant to purchase such additional shares and, as of such date, increased its total ownership of FACC common stock to 5,386,403 shares. This amount represents approximately 55% of the issued and outstanding shares, on a fully diluted basis. Brooke paid a total of $3 million in cash for the common stock and is required to pay up to $6 million in additional consideration to the Company should BCA, not meet a three-year, $6 mullion pretax profit goal in accordance, with an agreed upon schedule set forth in the 2006 Stock Purchase Agreement.
On February 14, 2007, the Company entered into the 2007 Stock Purchase Agreement with Brooke Brokerage Corporation (“BBC”), a Kansas corporation and wholly owned subsidiary of Brooke, pursuant to which the Company will acquire all of the issued and outstanding shares of capital stock of Brooke Savings Bank from BBC in exchange for 6,047,904 shares of the Company’s common stock, subject to adjustment in the event of certain changes to the Company’s capitalization. The closing of the transaction is subject to its approval by the United States Office of Thrift Supervision, the Commissioner of Insurance for the State of Kansas, any other regulatory approvals, and other standard closing conditions, and is expected to occur by February 2008. Either party may terminate the 2007 Stock Purchase Agreement after 365 days following the date of the agreement if the transaction contemplated thereby has not been consummated.
BBC is a wholly owned subsidiary of Brooke. Robert D. Orr and Michael S. Hess are both directors and officers of each of BBC and the Company; Mr. Orr is also a director and Chairman of the Board and Chief Executive Officer of Brooke Corporation; and Mr. Hess is a director of Brooke Savings Bank. BBC acquired all of the capital stock of Brooke Savings Bank, previously Generations Bank, on January 8, 2007, and Brooke became a majority owner of the Company on January 31, 2007.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, beginning on page F-1 in this report.
Critical Accounting Policies and Estimates
The accounting policies below have been identified as critical to the understanding of the results of operations and financial position. The application of these critical accounting policies in preparing the financial statements requires management to use significant judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future transactions. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, estimates, assumptions and judgments are evaluated based on historical experience and various other information believed to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 2 — Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Investments. The Company’s principal investments are held by FLAC in fixed maturity securities. Investments are exposed to three primary sources of investment risk: credit, interest rate and liquidity. The fixed maturity securities, which are all classified as available for sale, are carried at their fair value in the Company’s balance sheet. The investment portfolio is monitored regularly to ensure that investments which may be other than temporarily impaired are identified in a timely fashion and properly valued, and that impairments are charged against earnings as realized investment losses. The valuation of the investment portfolio involves a variety of assumptions and estimates, especially for investments that are not actively traded. Fair values are obtained from broker statements.
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
Financial Condition
Significant changes in the consolidated balance sheets from December 31, 2005 to December 31, 2006 are highlighted below.
Total assets increased from $26,677,662 at December 31, 2005 to $31,256,743 at December 31, 2006 primarily as the result of a $3,293,819 increase in cash balances partially resulting from an increase in equity of approximately $2,261,000 from the sale of stock and warrants to Brooke Corporation.

Primarily as the result of regular analysis and repositioning of the Company’s investment portfolio, available for sale fixed maturities investments decreased from $13,854,375 at December 31, 2005 to $12,298,780 at December 31, 2006 and available for sale equity securities decreased from $456,760 at December 31, 2005 to $283,060 at December 31, 2006
Mortgage loans on real estate increased from $1,566,382 at December 31, 2005 to $1,937,281 at December 31, 2006 as the result of management’s decision to invest and reallocate a larger share of the Company’s investment portfolio to mortgage loans on real estate to increase overall yields.
Other investments increased from $1,656,866 at December 31, 2005 to $3,067,369 at December 31, 2006 as the result of management’s decision to invest and reallocate a larger share of the Company’s investment portfolio to lottery prize cash flows to increase overall yields. These investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company’s yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective state.
Reinsurance receivables increased from $78,725 at December 31, 2005 to $112,145 at December 31, 2006. The increase during the year represents the balance due from Wilton Re in conjunction with the reinsurance of the Company’s Golden Eagle Whole Life (Final Expense) product (see Note 11 to the Consolidated Financial Statements). Of the $112,145 balance due, $2,476 is attributable to commission allowances, $4,567 is attributable to expense allowances, and $105,102 represents a recovery for paid claims.
Deferred policy acquisition costs, net of amortization, increased marginally from $5,133,244 at December 31, 2005 to $5,209,693 at December 31, 2006 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.
Other assets increased from $24,935 at December 31, 2005 to $1,221,559 at December 31, 2006. The increase is primarily due to a $1,196,182 receivable from a Brooke Corporation subsidiary for loan brokerage loan fees generated during the fourth quarter transition of loan brokerage activities from the Brooke Corporation subsidiary to BCA.
Policy and contract liabilities increased to $20,184,040 at December 31, 2006 from $16,241,529 at December 31, 2005. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company’s various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $841,250 or 16% from December 31, 2005 to December 31, 2006. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $3,356,628 or 33% from December 31, 2005 to December 31, 2006. In 2005 and 2006, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company’s FA2000 product. According to the design of the Company’s FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.
Reinsurance premiums payable decreased from $107,334 at December 31, 2005 to $54,732 at December 31, 2006. The decrease was due to the termination of the reinsurance treaty on June 24, 2006.
Amounts held under reinsurance decreased from $219,079 at December 31, 2005 to $18,321 at December 31, 2006. Amounts held under reinsurance represents the unearned portion of commission allowances due to the Company by Wilton Re in conjunction with the reinsurance of our final expense product. Commission allowances are paid to the Company on an annualized basis and initially recorded by the Company as a liability. The liability is subsequently released and applied against policy acquisition costs over the first policy year as premiums are paid on the applicable business.

The Company sold its home office building to FLAC during 2006 resulting in the repayment of all notes payable balances and a decrease of $2,272,986 from the balance outstanding at December 31, 2005.
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
Results of Operations
The Company reported net income of $755,848 during 2006 and net losses of $700,629 and $232,936 during 2005 and 2004, respectively. After losses in the previous two years, the Company was profitable during 2006 because the Company’s brokerage subsidiary began brokering loans to managing general insurance agencies in the fourth quarter of 2006 pursuant to a brokerage agreement with a Brooke Corporation subsidiary.
In addition to consulting fees from loan brokerage activities in 2006, significant components of revenues include life insurance premiums (net of reinsurance), net investment income, and net realized investment gain. The following table provides information concerning net premium income for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Whole life insurance:
First year	$671,152	$1,091,667	$899,629
Renewal	3,544,584	3,069,155	2,701,813
Term insurance:
First year	3,543	3,932	1,099
Renewal	19,277	18,305	20,296
Single premium	14,800	17,520	17,720

Gross premium income	4,253,356	4,200,579	3,640,557
Reinsurance premiums assumed	12,425	12,240	10,816
Reinsurance premiums ceded	(588,544)	(419,660)	(117,761)

Net premium income	$3,677,237	$3,793,159	$3,533,612

Gross premium income increased by 1%, while net premium income decreased by 3% between 2005 and 2006 as a result of greater reinsurance premiums ceded in the amount of $185,839 to Wilton Re for our final expense product. Total first year whole life premium decreased $420,515 or 39% from 2005 to 2006. The decrease is attributable to management’s decision to reduce the issuance of final expense products of 2006 because of capital limitations. Net premium income increased $259,547 or 7% between 2004 and 2005 and total first year whole life premium increased $192,038 or 21% from 2004 to 2005. The increase is attributable primarily to an increase in the production of the Company’s final expense product.
Total renewal year whole life premiums increased $475,429 or 15% from 2005 to 2006 and $367,342 or 14% from 2004 to 2005. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first policy anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year’s first year premium.

Net investment income increased $218,594 or 25% from 2005 to 2006 and increased $349,817 or 68% from 2004 to 2005. During the first quarter of 2004, the Company sold a significant portion of its bond portfolio in order to realize market gains and reinvest the resulting proceeds using a new investment strategy. The new strategy is focused primarily on matching maturities to the anticipated cash needs of the Company, but also attempted to more closely duplicate the investment mix of others within the Company’s industry peer group.
Net investment losses of $39,955 were realized in 2006 as compared to net losses of $1,836 in 2005. The variance is primarily attributable to the sale of a significant portion of the Company’s bond portfolio during 2006 to generate the cash required by FLAC to acquire the Company’s home office. Net realized investment gains of $463,787 were recorded in 2004. As described above, the Company sold a significant portion of its bond portfolio during the three months ended March 31, 2004. Gains totaling $464,363 were realized upon the sale of these bonds.
Benefits and expenses totaled $5,394,481, $5,561,131 and $4,994,792 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in total benefits and expenses were policy reserve increases of $841,250, $1,118,501, and $1,020,812 for the years ended December 31, 2006, 2005 and 2004, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserves will continue to increase.
Policyholder surrender values increased $33,519 from 2005 to 2006 and $101,076 from 2004 to 2005. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies.
Interest credited on annuities and premium deposits totaled $579,074, $405,778, and $344,918 for the years ended December 31, 2006, 2005 and 2004, respectively. The increases are primarily a result of the increase in annuity fund balances. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce (9,974, 9,856, and 8,318 in 2006, 2005 and 2004, respectively). The average interest credit rate on annuities and premium deposits has decreased from 5.7% and 4.7% during 2004 and 2005, respectively, to 4.7% during 2006. The decrease is attributable to management’s attempt to more effectively manage the interest spread between the rate the Company earns on its investment portfolio and the rate being credited to policyholder accounts combined with the introduction of several new annuity products marketed during 2005 and 2006 which are deemed to be shorter in duration and thus credit interest at a lesser rate than other annuities which have historically been offered by the Company.
Death claims increased $230,080 from 2005 to 2006 and $218,009 from 2004 to 2005. The increase is attributable to the increase in the number of policies inforce and the continued maturation of the final expense policies, which are generally purchased by consumers in their senior years.
Commission expense totaled $809,549, $1,200,741, and $1,059,798 for the years ended December 31, 2006, 2005 and 2004, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The decrease in commission expense during 2006 is directly related to the decrease in first year whole life premium in 2006. The increase in commission expense during 2005 is directly related to the increase in first year whole life premium in 2005. The increase during 2005 was partially offset by commission allowances of $335,931 from Wilton Re being netted against the balance of commission expense. Commission allowances received on reinsured business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business.
Salaries, wages and employee benefits decreased from $1,234,824 and $1,119,185 in 2005 and 2004, respectively, to $933,707 in 2006. The decrease during 2006 is primarily attributable to a decrease in employee headcount combined with decreased employee benefit expenses. Management elected not to replace several positions that became vacant because of its intent to reduce expenses and make FLAC profitable. The increase during 2005 is primarily attributable to an increase in employee headcount combined with increased employee benefit expenses.
Other operating costs and expenses totaled $1,176,769, $1,336,307, and $1,359,969 for the years ended December 31, 2006, 2005 and 2004, respectively. The balance of other operating costs and expenses during 2006 and 2005, respectively, is comprised of gross costs totaling $1,278,131 and $1,492,972, offset by expense allowances received from Wilton Re totaling $101,362 and $156,665. Expense allowances received on reinsured business essentially serve as a reimbursement to the Company for acquisition costs incurred to write business. Significant components of the $214,841 decrease in gross other operating costs and expenses from 2005 to 2006 include the following. Agency expenses decreased $50,412 and travel expense decreased $23,645 due to FACC not conducting an agent incentive trip in 2006. FACC conducted an agent incentive trip in 2005. Miscellaneous losses decreased $73,965. Interest expense decreased by $95,120 due to the payoff of the notes payables in 2006. The aforementioned decreases were offset by an increase in professional fees of $70,565 during 2006.
Significant components of the $133,003 increase in gross other operating costs and expenses from 2004 to 2005 include the following. EDP (Electronic Data Processing) costs increased $63,268 in conjunction with conversion process consulting related to the Company’s two life insurance administration systems. Agency expenses increased $27,710 in conjunction with an agency incentive contest. Miscellaneous losses increased $73,965 resulting from a $35,465 loss incurred on a transaction with Brooke (see Item 12 Certain Relationships, Related Transactions, and Director Independence — Related Person Transactions) and a $38,500 loss on the settlement of pending litigation. Other increases realized during 2005 included building operations ($43,732), interest ($33,370) and depreciation ($20,961). The aforementioned increases were offset by reductions in actuarial and legal fees of $73,858 and $60,965, respectively. These decreases are primarily attributable to the nonrecurrence of the professional fees and expenses incurred in 2004 in support of the activities of a special committee of the Board of Directors of the Company, described as follows.
Liquidity and Capital Resources
During the years ended December 31, 2006, 2005, and 2004, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the years ended December 31, 2006, 2005 and 2004 totaled $634,874, $768,938 and $404,894, respectively.
As of December 31, 2006, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $16,107,968, as compared with $14,543,444 at the end of 2005 and $14,200,958 at the end of 2004. Of these amounts, cash reserves and liquid investments at FLAC as of these dates were approximately $14,128,536, $14,112,878, and $12,812,107, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities.
Due to insurance regulatory restrictions, as noted above, cash generated by FLAC cannot necessarily be used to fund the cash needs of the parent company on a stand-alone basis. As of December 31, 2006, cash reserves and liquid investments at the parent company level were approximately $1,978,394 as compared with $419,540 at the end of 2005 and $1,388,851 at the end of 2004. Cash balances at the parent company level as of December 31, 2006 increased from the net proceeds of approximately $478,000 resulting from the sale of the Company’s home office building to FLAC and net proceeds of approximately $2,261,000 resulting from the sale of warrants and common stock to Brooke Corporation. Cash balances at the parent company level as of December 31, 2006 decreased from a $1,000,000 capital contribution to FLAC. Cash balances at the parent company level, combined with additional proceeds from exercise of warrants in 2007 by Brooke, the expected cash flows from its brokerage subsidiary, income tax sharing arrangements and administrative services reimbursements from FLAC is believed by management to be sufficient to fund the parent company’s normal operations and pay its corporate expenses, income taxes and dividends.
The Company received additional capital of approximately $448,000 from the exercise of warrants by Brooke Corporation on February 1, 2007. The Company may also receive additional capital contributions from Brooke Corporation during the next three years resulting from an agreement by Brooke Corporation to contribute up to an additional $6,000,000 to the Company’s capital if the Company’s brokerage subsidiary does not achieve $6,000,000 in pre tax income over the next three years in accordance with an agreed upon schedule.

If FLAC is successful in implementing its marketing plans and its premiums increase significantly as a result, then FLAC may require additional capital contributions in 2007 from the parent company. In this event, capital contributions are not expected to exceed $1,000,000 and any such required contributions are expected to be funded from the parent company’s cash reserves.
BCA is the Company’s brokerage subsidiary. The nature of BCA’s operations is such that it is not expected to require any capital contributions in 2007 from the parent company. Instead, if BCA is successful in implementing its marketing plans, it will likely be a source of cash to the parent company.
The Company recently announced an agreement to acquire all of the outstanding common stock of Brooke Savings Bank in exchange for 6,047,904 shares of the Company’s stock with a value of approximately $10,100,000. Although the transaction, if consummated, will not affect the parent company’s cash balances, it will increase the Company’s total equity capital. If Brooke Savings Bank is acquired and it is successful in implementation of its business plans, then the bank may require additional capital contributions in 2007 from the parent company. In this event, capital contributions are not expected to exceed $10,000,000 and any such required contributions are expected to be funded from the sale by the parent company of common or preferred equity to public or private investors.
If another suitable bank, life insurance or brokerage acquisition opportunity arises, the Company may require additional capital to fund an acquisition. In this event, the required capital for an acquisition is expected to be funded from the sale by the parent company of common or preferred equity to public or private investors.
The Company plans to seek a listing of its common stock on either the American Stock Exchange or the Nasdaq Capital Market, once those shares are eligible for listing. Management believes that a stock exchange listing will improve the Company’s prospects for selling additional equity, acquiring a business by merger or issuing debt.
Capital Commitments
Substantially all of the Company’s contractual commitments are future annuity and policy benefits. The following table summarizes the Company’s estimated contractual obligations for its annuity and insurance liabilities by due date and expiration as of December 31, 2006:

Due within one year	$1,937.000
Due in one to three years	4,507,000
Due in three to five years	5,416,000
Due after five years	7,907,000

Total	$19,767,000
While annuity contracts have scheduled payments, the timing of the cash flows associated with life insurance policies is uncertain and can vary significantly.
Recently Issued Accounting Principles
See Note 2 (Significant Accounting Policies) to the Company’s consolidated financial statements for a discussion of the effects of the adoption of new accounting pronouncements.
Impact of Inflation and General Economic Conditions
The Company’s liquidity and capital resources are subject to inflation and general market conditions. The Company is primarily invested in fixed maturity securities. A majority of these assets are debt securities and are considered fixed income investments. In addition, the Company has investments in mortgage loans. Both of these investments are exposed to three primary sources of investment risk: credit, interest rate and liquidity. In addition, the Company’s investments are subject, in varying degrees, to market risk that can affect their return and their fair market value.

Interest rate risk arises from the price sensitivity of investments to change in interest rates. Coupon and dividend income represents the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments. The changes in the fair market price of such investments are inversely related to changes in market interest rates. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable and the market values rise. As interest rates rise, the opposite effect occurs.
The Company’s mortgage loan investments are also particularly sensitive to interest rate changes. As long-term rates fall, borrowers become more likely to refinance their mortgages causing a prepayment of outstanding mortgage principal that requires reinvestment at lower rates.
As interest rates rise, policyholders may become more likely to surrender policies or to borrow against cash values, often to meet sudden needs in an inflationary environment or to invest in higher yielding opportunities elsewhere. This risk of disintermediation may force the Company to liquidate part of its portfolio at a time when the fair market value of fixed income investments is falling.
A majority of the Company’s investments are exposed to varying degrees of credit risk. Credit risk is the risk that the value of the investment may decline due to the deterioration of the financial strength of the issuer and that the timely or ultimate payment of principal or interest may occur. The Company mitigates credit risk by diversifying the investment portfolio across a broad range of issuers, investment sectors and security types and by timing the amount of investments in any particular entity.

Item 7.	Financial Statements
The consolidated financial statements and related notes are included in this report beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On November 1, 2006, the Company’s independent accountant, BKD, LLP, (“BKD”) notified the Company that it was resigning as the Company’s independent certified public accounting firm. BKD stated that its resignation was not a result of any disagreements with either the management or audit committee of the Company. BKD’s accountant’s reports for the Company’s financial statements for the Company’s two most recent fiscal years, or any later interim period, did not contain adverse opinions or disclaimers of opinion, nor were any reports modified as to uncertainty, audit scope or accounting principles. BKD’s resignation was of its own volition and a change of accountants was not recommended or approved by the board of directors or an audit or similar committee of the board of directors.
At no time during the two most recent fiscal years or the interim period through November 1, 2006 did the Company have any disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BKD’s satisfaction, would have caused BKD to make reference to the subject matter of the disagreement in connection with its accountant’s report.
During the two fiscal years prior to the change and through November 1, 2006, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).
The Company requested that BKD furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 14, 2006, was filed as Exhibit 16.1 to the Company’s Form 8-K/A filed November 15, 2006.
On November 6, 2006, the Company engaged Summers, Spencer & Callison, CPAs, Chartered (“SSC”), of Topeka, Kansas, to be the Company’s new independent certified public accounting firm. SSC was selected by the Company due to, among other factors, its proximity to the Company’s location in Topeka, Kansas and the familiarity of SSC with the industry within which the Company operates. During the two most recent fiscal years and through November 6, 2006, the Company did not consult with SSC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements and either written or oral advice was provided that SSC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

Item 8a.	Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and the information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of these controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting management on a timely basis, of material information required to be disclosed in the Company’s reports, except as set forth in this section.
In connection with its review of the financial statements filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company’s independent public accounting firm advised management that it had noted certain matters that it considered to be a “material weakness”. A material weakness is a significant deficiency, or a combination of significant deficiencies, in the Company’s internal financial procedures or controls, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected. The auditors noted that due to the resignation of the Chief Financial Officer of the Company effective March 31, 2006, the Company did not then have adequate review procedures in place to ensure the development of timely, complete and accurate financial statements and related footnotes.
Since March 31, 2006, the Company has taken significant steps to remediate this material weakness, including enhancing the knowledge and skills of the existing staff, hiring outside consultants and independent contractors to assist the staff in handling financial statement matters, and engaging as a full-time consultant an individual who had previously served as the Company’s controller and who during that tenure was primarily responsible for preparing both the Company’s statutory and GAAP financial statements. The Company has not yet hired a full time Chief Financial Officer. However, John Van Engelen was appointed on January 31, 2007 to serve in this position on an interim basis. In addition, in connection with the Brooke Servicing Agreement, the Company now has access to additional resources in connection with its accounting and financial and regulatory reporting. Accordingly, management believes that the material weakness that existed with respect to the preparation of the Company’s financial statements for the quarter ended March 31, 2006, remained at June 30, 2006, but was substantially remediated prior to the preparation of the financial statements for the year ended December 31, 2006.
With these remediation steps remaining in place and the addition of the functional financial support to be provided by Brooke pursuant to the Brooke Servicing Agreement referred to above, management believes that the material weakness will continue to be remediated and that the Company’s internal control over financial reporting as of the date of this report is effective at a reasonable assurance level and has been for a period of time prior hereto. In connection with its review of the financial statements filed with this report, the Company’s independent public accounting firm has advised management that its has not identified any matters that it considered to represent material weaknesses.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance With Section 16 (a) of the Exchange Act
As a result of the consummation of the change of control transactions contemplated by the 2006 Stock Purchase Agreement, the Company has experienced significant turnover in its Board of Directors. As previously agreed, six members of the Board tendered their resignations for the Board upon occurrence of the change of control transactions. The remaining two directors accepted these resignations, reduced by board resolution the number of directors comprising the Board to six members, and designated four individuals to fill the vacant board positions. The current officers and directors of FACC are as follows:

Name	Age	Position
Robert D. Orr	53	Chairman of the Board, President, Chief Executive Officer and Director
John F. Van Engelen	54	Chief Financial Officer, Director and President of FLAC
Paul E. Burke Jr.	73	Director
Keith E. Bouchey	56	Director
Richard E. Gill	52	Director
Michael S. Hess	51	Vice President, Director, and President of FLAC
The directors serve until their successors are elected and qualified or until their earlier resignation or removal. Directors are elected annually by the shareholders. The Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer are elected at the annual meeting of the Board and serve for a term of one year. Any such officer may, however, be removed, with or without cause, at any time by the Board. Other officers are elected by the Board from time to time as the Board deems advisable and serve at the discretion of the Board. The following is a brief description of the business background of the executive officers and directors:
Robert D. Orr: Mr. Orr was named Chairman of the Board, President, Chief Executive Officer and Director on January 31, 2007. Mr. Orr is the founder of Brooke and has been a Brooke director and its Chief Executive Officer since its inception in 1986. Mr. Orr was Brooke’s President from 1986 until 1991. Mr. Orr has been a director of Brooke Brokerage Corporation, a wholly owned subsidiary of Brooke, since December 2005, has been its Chairman of the Board and Chief Executive Officer since March 2006, and was its President from December 2005 until March 2006. Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas, Chairman of the Board of Brooke State Bank, Jewell, Kansas, President of First National Bank, Smith Center, Kansas, and a self-employed insurance agent for American Family Insurance Company. Mr. Orr is an honors graduate from Fort Hays State University in Hays, Kansas, with a Bachelor of Arts Degree in Political Science. He also completed the Graduate School of Banking program at the University of Colorado. Mr. Orr is the author of a book published in 2000 about the sale of insurance and financial services in the Internet age entitled Death of an Insurance Salesman?.
John F. Van Engelen: Mr. Van Engelen has been a director of FACC since February 2004 and was named FACC’s Chief Financial Officer on January 31, 2007. Mr. Van Engelen served as President and Chief Executive Officer of FACC from February 16, 2004 until January 31, 2007. Mr. Van Engelen has also been a director and President of FLAC since February 2004 and a director of BCA since its inception in 2005. He was elected Chief Executive Officer of FLAC on January 31, 2007. He served as President of BCA from July 2005 through December 31, 2006. Mr. Van Engelen previously was the President of Western United Life. Mr. Van Engelen joined Western United Life in 1984 as its underwriting manager, and shortly thereafter he was appointed Vice President—Underwriting. From 1987 to 1994, he was Vice President—Sales and a Regional Sales Manager. During 1994, he was appointed President of Western United Life. Prior to joining Western United Life, Mr. Van Engelen had worked in the insurance industry and in corporate and public accounting. He holds the following certifications: CPA, CFP, CLU, ChFC, and FLMI. He is also a member of the American Institute of Certified Public Accountants, Society of Financial Service Professionals, and a board member of the New Mexico Life and Health Guaranty Fund. Mr. Van Engelen holds a Bachelor of Business Administration in Accounting from Boise State University.
Paul E. Burke, Jr.: Mr. Burke has been a director of FACC since its inception. Mr. Burke is the President of Issues Management Group, Inc., a public relations and governmental affairs consulting company. Mr. Burke served as a member of the Kansas State Senate from 1975 to January 1997 and served as the President of the Senate from 1989 until his retirement in 1997. During his tenure in the Kansas Senate, Mr. Burke served as Chairman of the Organization, Calendar and Rules, Legislative Coordinating Council and Interstate Cooperation Committees. Mr. Burke was a majority leader of the Senate from 1985 to 1988. Mr. Burke has served in numerous national, state and local leadership positions including past positions as a member of the President’s Advisory Commission on Intergovernmental Relations. He is also the former owner of WEBBCO, Inc., an industrial engineering and equipment company. Mr. Burke received his Bachelor of Science degree in business from the University of Kansas in 1956.

Keith E. Bouchey: Mr. Bouchey has been a Director of the Company since January 31, 2007. Mr. Bouchey is a director of the First Community Bancshares, Inc., Overland Park, Kansas, and serves as Senior Executive Vice President and Chief Financial Officer of such corporation and its wholly owned subsidiary bank, First Community Bank, Lee’s Summit, Missouri. Mr. Bouchey served five years as the Executive Financial Officer of Gold Banc Corporation, Inc., Leawood, Kansas, a publicly traded multi-bank holding company, from November 1995 until he joined First Community Bankshares, Inc. in 2000. Previously, Mr. Bouchey was employed as a principal of GRA, Thompson, White & Co., P.C., a regional bank accounting and consulting firm. Mr. Bouchey served for seventeen years as managing director of the firm’s regulatory services practice. Mr. Bouchey is also a director, officer and shareholder of Holyrood Bancshares, Inc., a closely-held, one-bank holding company located in Holyrood, Kansas; and a director and shareholder of UBT Bancshares Inc., a $365 million closely-held, one-bank holding company located in Marysville, Kansas, which own United Bank & Trust. Mr. Bouchey has also served as a director of Brooke Credit Corporation, a wholly owned subsidiary of Brooke since February 2006. He has a Bachelor’s Degree in Corporate Finance from Kansas State University.
Richard Gill: Mr. Gill has been a Director of the Company since January 31, 2007. Mr. Gill is the owner of Gill Agency, Inc. in Cherryvale, Kansas. Although the Cherryvale office serves as his principal place of business, Mr. Gill has several insurance agency locations in Southeast Kansas. Prior to his ownership of the agency, Mr. Gill was Superintendent of Customer Accounting for Union Gas Company where he supervised thirteen district offices. Preceding his tenure at Union Gas Company, Mr. Gill was the credit manager for B&R Tire Company in Parsons, Kansas. Mr. Gill has a Bachelors Degree in Business Administration from Pittsburg State University.
Michael Hess: Mr. Hess has served as a director and Vice President of FACC since January 31, 2007 and as President of BCA since January 1, 2007. He was an original investor in Brooke and served on its Board of Directors from 1990 until January 2005, as its President from 1996 until 2003, and as its Vice President from 1988 until 1996. From its acquisition by Brooke in 2002 until January 2007, Mr. Hess was president and a director of CJD & Associates, L.L.C., a wholesale insurance broker that later also began providing loan brokerage and consulting services to managing general agencies and funeral homes. He was a director and President of Brooke Brokerage Corporation, a wholly owned subsidiary of Brooke and the parent corporation of CJD from December 2004 until December 2005 and has been its Vice President since December 2005. Mr. Hess has been a director of Brooke Savings Bank, a federal savings bank, since January 8, 2007. Prior to joining the Brooke organization, Mr. Hess was employed by Western Resources, Inc. (now Westar Energy, Inc.), a utility company in Topeka, Kansas. Mr. Hess also previously served as director of Patrons Insurance Company and Great Plains Mutual Insurance Companies.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of change in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all forms filed pursuant to Section 16(a). Based solely on a review of the copies of those forms furnished to the Company and those filed with the SEC, the Company believes that during the fiscal year ended December 31, 2006, all required filings applicable to the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities were timely met, except for the following: (1) a late filing on Form 3 relating to the acquisition of common stock of the Company by Kyle L. Garst, Robert D. Orr, Michael Lowry, Shawn Lowry, Anita Larson, Leland Orr, and Brooke Holdings, Inc., which was filed on February 2, 2007; (2) a late filing on Form 3 relating to the acquisition of common stock of the Company by Robert D. Orr, which was filed on February 7, 2007; (3) a late filing on Form 4 relating to a single transaction by Robert D. Orr, which was filed on February 12, 2007; (4) a failure to file Form 4 relating to a single transaction by Thomas Fogt, which was remediated by the filing of a Form 5 by Mr. Fogt on February 14, 2007; and (5) a failure to file Form 4 relating to a single transaction by John Van Engelen, which was remediated by the filing of a Form 5 by Mr. Van Engelen on February 12, 2007.

Audit Committee
The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is responsible for the selection, review and oversight of the Company’s independent accountants, the approval of all audit, review and attest services provided by the independent accountants, the integrity of the Company’s reporting practices and the evaluation of the Company’s internal controls and accounting procedures. It also periodically reviews audit reports with the Company’s independent auditors. The Audit Committee is currently comprised of Paul Burke, Keith Bouchey and Richard Gill. Each of the members of the Audit Committee are “independent” as that term is defined in Rule 4200(a)(14) of the Nasdaq Marketplace Rules. The Board of Directors has adopted a written charter for the Audit Committee. As a result of the recent restructuring of the Board following the consummation of the transactions contemplated by the 2006 Stock Purchase Agreement, the Board of Directors has been unable to determine at this time if the audit committee has at least one member who qualifies to serve as an “audit committee financial expert” as defined under regulations of the SEC.
Code of Ethics
The Company has adopted a code of ethics that applies to all executive officers and directors.

Item 10.	Executive Compensation
The following table sets forth the total compensation earned by the principal executive officer during the 2006 fiscal year. No other executive officers’ total compensation exceeded $100,000 for service as an executive officer of the Company during the 2006 fiscal year.
Summary Compensation Table

Non-Equity
				Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($) (1)	($)	($)	($)
John Van Engelen, Chief Financial Officer (2)	2006	144,800	25,000	32,210	28,000	5,496	235,506

(1)	The assumptions made in the valuation of this award are discussed in Note 10 of the Notes to Consolidated Financial Statements at Item 7 “Financial Statements.”

(2)	Mr. Van Engelen was President and Chief Executive Officer of FACC until January 31, 2007.
On September 21, 2006, upon the recommendation of the compensation committee, the Board of Directors authorized the grant of a success award to Mr. Van Engelen, consisting of a cash portion and a non-cash portion for the successful negotiation and closing of the transactions contemplated by the 2006 Stock Purchase Agreement. The cash portion of the success award consisted of a $25,000 bonus payable to Mr. Van Engelen at the time of the closing of such transactions and was received by Mr. Van Engelen on December 8, 2006. The non-cash portion of the success award consisted of a Warrant To Purchase Shares of Common Stock (the “Van Engelen Warrant”), dated October 5, 2006, providing Mr. Van Engelen the right to purchase 50,000 shares of common stock of FACC upon its exercise. The warrant became exercisable on December 8, 2006. Under the terms of the Van Engelen Warrant, Mr. Van Engelen may exercise his right to purchase up to 50,000 shares, in one or in multiple exercises at an exercise price of $1.72 per share. The exercise period extends until December 8, 2016. The Van Engelen Warrant additionally provides for adjustments of the number of shares and the exercise price in accordance with any changes in the outstanding common stock by reason of stock dividends, split-ups, recapitalizations and conversions, combinations or exchanges of shares, separations, reorganizations, liquidations, or the like. Shares received upon exercise of the Van Engelen Warrant may be subject to transfer restrictions as unregistered securities.
The amount disclosed in the table above as “non-equity incentive plan compensation” was paid to Mr. Van Engelen on December 8, 2006, as a cash performance award pursuant to the terms of Mr. Van Engelen’s Employment Agreement, entered into on July 1, 2006 (the “2006 Employment Agreement”). The terms of the 2006 Employment Agreement provided that Mr. Van Engelen would be entitled to a performance-based bonus equal to 20% of his gross annual base salary, if the Board of Directors’ determined that Mr. Van Engelen’s performance as Chief Executive Officer and President was satisfactory (the “Performance Award”). Effective December 8, 2006, the Company entered into an Employment Agreement with Mr. John F. Van Engelen to serve as President and Chief Executive Officer of First Life America (the “2007 Agreement”). The 2007 Agreement replaced and superseded the 2006 Employment Agreement but preserved Mr. Van Engelen’s eligibility to receive the Performance Award as provided by the 2006 Employment Agreement.
The dollar value representing “all other compensation” in the summary compensation table represents the amount that the Company paid to Mr. Van Engelen’s SIMPLE IRA plan in matching contributions.
Outstanding Equity Awards at Fiscal Year-End

	Number of	Number
	Securities	of Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise
	Options (#)	Options (#)	Price
Name	Exercisable	Unexercisable	($)	Option Expiration Date
John Van Engelen	50,000 (1)	0	1.72	December 8, 2016

(1)	FACC granted Mr. Van Engelen a warrant for the right to purchase 50,000 shares of the Company’s common stock on October 5, 2006, which became exercisable on December 8, 2006.
Compensation of Directors
The following table sets forth the total compensation of non-employee directors during the 2006 fiscal year. The Company does not compensate employees for their service as members of the Board.
Directors Compensation Table

	Fees Earned or
	Paid in			All Other
	Cash	Option Awards		Compensation	Total
Name	($)	($)		($)	($)
Paul E. Burke, Jr.	3,075	0		—	3,075
Edward Carter	3,400	0		—	3,658
Thomas Fogt	5,125	64,420	(1)	50,000	119,545
Kenneth Frahm	4,125	0		—	4,125
Stephen Irsik	750	0		—	750
John Montgomery	3,975	0		—	3,975
Gary Yager	4,950	0		—	4,950

(1)	The assumptions made in the valuation of this award are discussed in Note 10 of the Notes to Consolidated Financial Statements at Item 7 “Financial Statements.”
On September 21, 2006, upon the recommendation of the compensation committee, the Board of Directors authorized the grant of a success award to Mr. Fogt, consisting of a cash portion and a non-cash portion for his contribution to the successful negotiation and closing of the transactions contemplated by the 2006 Stock Purchase Agreement. The cash portion of the success award consisted of a $50,000 bonus payable to Mr. Fogt at the time of the closing of such transactions and was received by Mr. Fogt on December 8, 2006. The non-cash portion of the success award consisted of a Warrant To Purchase Shares of Common Stock (the “Fogt Warrant”), dated October 5, 2006, providing Mr. Fogt the right to purchase 100,000 shares of common stock of FACC upon its exercise. The warrant became exercisable on December 8, 2006. Under the terms of the Fogt Warrant, Mr. Fogt may exercise his right to purchase up to 100,000 shares, in one or in multiple exercises at an exercise price of $1.72 per share. The exercise period extends until December 8, 2016. The Fogt Warrant additionally provides for adjustments of the number of shares and the exercise price in accordance with any changes in the outstanding common stock by reason of stock dividends, split-ups, recapitalizations and conversions, combinations or exchanges of shares, separations, reorganizations, liquidations, or the like. Shares received upon exercise of the Fogt Warrant may be subject to transfer restrictions as unregistered securities.
During the 2006 fiscal year, each non-employee director was paid $750 per regular quarterly meeting attended for the Company and its subsidiaries, $75 per telephonic meeting attended and $250 per committee meeting attended.
The Company has revised its director compensation policy for the 2007 fiscal year. Under the revised policy current directors receive a $500 monthly retainer, $500 per regular meeting attended for the Company and its subsidiaries, $250 per telephonic meeting attended and $250 per committee meeting attended.
Severance and Change in Control Agreements
Notwithstanding that the employment relationship between Mr. Van Engelen and the Company is characterized as “at will” employment, the 2007 Employment Agreement provides that if before June 30, 2007, (a) the Company terminates Mr. Van Engelen’s employment without “Cause” (as defined by the 2007 Employment Agreement) or (b) Mr. Van Engelen resigns, the Company will pay Mr. Van Engelen a lump sum cash payment of $144,800. If the Company terminates Mr. Van Engelen for any reason after June 30, 2007, the Company will pay Mr. Van Engelen an amount equal to three months of his base salary at the annual rate specified by the 2007 Employment Agreement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of February 22, 2007, regarding ownership of common stock of the Company by (i) the only persons known by management to own beneficially more than 5% thereof; (ii) the executive officers and directors individually; and (iii) all officers and directors as a group.

Name and Address of		Amount of
Beneficial Owner	Status of Holder	Beneficial Ownership	Percent of Class(1)
Brooke Corporation(2)	Beneficial Owner	5,386,403	55%
10959 Grandview, Suite 600 Overland Park, KS 66210
Robert Orr(3)	Director, Officer,	5,386,403	55%
210 W. State Street	Beneficial Owner
Phillipsburg, KS 67661
John F. Van Engelen(4)	Director, Officer	51,000	*
1303 SW First America Place
Topeka, KS 66604
Paul E. Burke, Jr.	Director	50,000	*
2009 Camelback Drive Lenexa, KS 66047
Keith E. Bouchey	Director	-0-	*
9820 Metcalf, Suite 110 Overland Park, KS 66212
Richard E. Gill	Director	-0-	*
215 West Main Street Cherryvale, KS 67335

Name and Address of		Amount of
Beneficial Owner	Status of Holder	Beneficial Ownership	Percent of Class(1)
Michael S. Hess	Director, Officer	-0-	*
10950 Grandview Drive, Suite 500
Overland Park, KS 66210
All Directors and Officers as a		5,487,403	56%
Group (6 persons)
 * Indicates less than 1% ownership.
(1) All percentages represent the total number of shares as beneficially owned by the individual, group, or entity or as a percentage of (i) 9,643,460 shares of common stock issued and outstanding as of February 22, 2007, plus (ii) any shares that the individual, group, or entity has the right to purchase within 60 days after such date pursuant to the exercise of a vested stock option, warrants, conversion privileges or other rights.
(2) As of February 22, 2007, Brooke owned directly 5,386,403 shares of FACC common stock that represents approximately 55% of the shares of common stock then outstanding. As of that date, a group consisting of Brooke Holdings, Inc., Robert D. Orr, Leland S. Orr, Anita F. Larson, Shawn T. Lowry, Michael S, Lowry, and Kyle T. Garst beneficially owned these shares.
(3) As of February 22, 2007, Robert D. Orr owned 65.45% of the common stock of Brooke Holdings, Inc. Brooke Holdings, Inc. in turn owned, as of that date, 46.53% of Brooke. Brooke Holdings, Inc. and the following executive officers of Brooke and/or its subsidiaries: Robert D. Orr, Leland S. Orr, Anita F. Larson, Shawn T. Lowry, Michael S. Lowry and Kyle L. Garst have orally agreed to vote their shares of Brooke common stock together and, as a group, beneficially owned 52.57% of the shares of Brooke common stock on February 22, 2007. Based on Robert D. Orr’s ownership of Brooke Holdings, Inc. and his and Brooke Holdings, Inc.’s participation in the group, Robert D. Orr is deemed to beneficially own 5,336,403 shares of FACC common stock.
(4) Includes shares issuable pursuant to a warrant to purchase 50,000 shares of FACC common stock at $1.72 per share, which was issued on October 6, 2006 and is currently exercisable.

Item 12.	Certain Relationships, Related Transactions, and Director Independence
Related Person Transactions
On March 2, 2005, the Company entered into a Stock Repurchase Agreement with Brooke under which the Company repurchased 450,500 shares of Company common stock from Brooke. Brooke had previously acquired the shares from a third party for a total purchase price of $772,255. The privately negotiated transaction involved approximately 9.7 % of Company common stock then outstanding. The shares were purchased at a price of $1.71 per share for a total purchase price of $770,355. The Company paid the purchase price using $200,000 of its working capital and financed the remaining amount with a loan from Brooke Credit at a fixed rate of 8% over a ten-year period. The repurchase agreement also granted Brooke warrants to purchase up to 150,000 shares of Company common stock at prices ranging from $1.71 to $5.00 per share. These warrants were cancelled as part of the 2006 Stock Purchase Agreement.
The mortgage note on the commercial property and office building that the Company owned was financed by Vision Bank of Topeka, Kansas. Gary Yager, a former Director of the Company, is the President and CEO of Vision Bank. As of December 31, 2006 the mortgage note was paid in full. Management believes that the terms obtained from Vision Bank at the time of financing were no less favorable to the Company than those available from an independent lender.
The Boards of Directors of the Company and FLAC and KID authorized the parent company to sell its office building and related real estate to FLAC. The proceeds were used in part to repay the notes to Vision Bank and Brooke described above. Closing of this transaction occurred May 1, 2006.

On October 5, 2006, Mr. Van Engelen was awarded a warrant to purchase up to 50,000 shares of Company common stock at an exercise price of $1.72 per share. The warrant was awarded to Mr. Van Engelen in exchange for his services in successfully negotiating and closing the transactions contemplated by the 2006 Stock Purchase Agreement. Mr. Van Engelen entered into an employment agreement with the Company effective December 8, 2006 to serve as President and CEO of First Life America Corporation. See Item 10 Executive Compensation above.
On October 5, 2006, Thomas Fogt, a then director of the Company, was awarded a warrant to purchase up to 100,000 shares of Company common stock at an exercise price of $1.72 per share. Mr. Fogt was awarded the warrant in exchange for his services in successfully negotiating and closing the transactions proposed by the 2006 Stock Purchase Agreement.
As more fully discussed in “Description of Business — Recent Developments” and “Market for Common Equity and Related Stockholder Matters — Sales of Unregistered Securities”, Brooke had or has a direct and/or indirect material interest in the 2006 Stock Purchase Agreement, the Brokerage Agreement and the Brooke Servicing Agreement. Brooke also has an indirect interest in the Company’s proposed acquisition of Brooke Savings Bank under the terms of the 2007 Stock Purchase Agreement. As a result of his relationship with Brooke, Robert Orr, a Company director and the Company’s Chairman of the Board, President and Chief Executive Officer, has an indirect material interest in these transactions. Michael Hess, a Company director and one of its executive officers, is a director and executive officer of BBC and a director of Brooke Savings Bank.
With respect to the Company’s proposed acquisition of Brooke Savings Bank from BBC, the Company will exchange 6,047,904 shares of its common stock, with a value of approximately $10.1 million, for all of the stock of Brooke Savings Bank. The agreed upon purchase price of approximately $10.1 million equals the price paid by BBC to acquire Brooke Savings Bank on January 8, 2007. For the purpose of the proposed transaction, the shares of Company common stock have been valued at $1.67 per share. This valuation equals the approximate price per share paid by Brooke for it 55% ownership interest in the Company in the change of control transactions that occurred in December 2006 and January 2007. Based on the number of Company shares of common stock currently outstanding, the proposed transaction would result in an increase in Brooke’s combined direct and indirect ownership of the Company from 55% to approximately 72%. The proposed transaction, after adjustments, would also reduce Brooke’s indirect ownership of Brooke Savings Bank from 100% to approximately 72%.
For additional information regarding related transactions, see Note 12 to the Company’s consolidated financial statements.
Director Independence
The following members, and former members, of the Board of Directors are “independent” as that term is defined in Rule 4200(a)(14) of the Nasdaq Marketplace Rules:

Current Directors:	Former Directors Who Served in 2006

Paul E. Burke	Edward Carter
Keith E. Bouchey	Thomas Fogt
Richard E. Gill	Kenneth Frahm
Stephen Irsik
John Montgomery
Harland Priddle
Gary Yager
All members of the Company’s compensation committee and nominating and governance committee are independent in accordance with Nasdaq independence standards for members of these committees.

Item 13.	Exhibits
The following documents are filed as part of this Form 10-KSB:
(a) Financial Statements are attached hereto and included herein on pages F-1 through F-27.
(b) Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of First American Capital Corporation (Incorporated by reference from Exhibit 2.1 to the Registrant’s amended Form 10-SB filed August 13, 1999)
3.2	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted January 31, 2007 (Incorporated by reference from Exhibit 3.1 to the Registrant’s S-K filed on February 2, 2007)
3.3	Copy of Articles of Incorporation, as amended by the Certificate of Amendment adopted January 31, 2007 (*)
3.4	Amended and Restated Bylaws of First American Capital Corporation adopted April 7, 2005 (Incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed April 11, 2005)
4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible, Callable Preferred Stock (Incorporated by reference from Exhibit 3 to the Registrant’s amended Form 10-SB filed August 13, 1999)
10.1	Service Agreement amended and restated effective January 1, 2002 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-KSB filed March 31, 2003)
10.2	Automatic Umbrella and Bulk ADB Reinsurance Agreements effective September 1, 1998 between First Life America Corporation and Business Men’s Assurance Company of America (Incorporated by reference from Exhibit 6.8 to the Registrant’s Form 10-SB filed August 13, 1999)
10.3	Intercompany Tax Sharing Agreement dated December 31, 2003 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-KSB filed March 29, 2004)
10.4	Automatic Reinsurance Agreement between First Life America Corporation and Wilton Reassurance Company effective January 1, 2005 (Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-KSB filed March 31, 2006)
10.5	Stock Purchase and Sale Agreement between First American Capital Corporation and Brooke Corporation dated October 6, 2006 (Incorporated by reference from Exhibit 7a to the Registrant’s Schedule 13 D/A filed December 19, 2006)
10.6	Stock Purchase Agreement between First American Capital Corporation and Brooke Brokerage Corporation dated February 14, 2007 (Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed February 15, 2007)
10.7	Brokerage Agreement between First Life Brokerage, Inc. and CJD Associates, L.L.C. dated December 8, 2006 (*)

Exhibit No.	Description
10.8	Servicing Agreement between First American Capital Corporation and Brooke Corporation dated December 8, 2006 (*)
10.9	Employment Agreement dated December 8, 2006 between First Life America Corporation and John F. Van Engelen (*)
10.10	Employment Agreement dated December 8, 2006 between First American Capital Corporation and Michael S. Hess (*)
10.11	Warrant for 50,000 shares of First American Capital Corporation common stock for $1.72 per share issued on October 5, 2006 to John F. Van Engelen. (*)
10.12	Warrant for 100,000 shares of First American Capital Corporation common stock for $1.72 per share issued on October 5, 2006 to Thomas M. Fogt. (*)
10.13	Warrant for 1,643,460 shares of First American Capital Corporation common stock for an aggregate exercise price of $447,818.00 issued December 8, 2006 to Brooke Corporation. (*)
10.14	Commercial Lease Agreement between First Life America Corporation and First American Capital Corporation dated May 1, 2006 (*)
14.1	First American Capital Corporation Code of Ethics for Executive Management and Board of Directors (Incorporated by reference from Exhibit 14.1 to the Registrant’s Form 10-KSB filed March 29, 2004)
16.1	Letter on Change in Certifying Accountant (Incorporated by reference from Exhibit 16.1 to the Registrant’s Form 8-K/A filed November 15, 2006)
21	Subsidiaries of First American Capital Corporation (*)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)
32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*) (*) Filed herewith
(c) Reports on Form 8-K
The Company filed current reports on Forms 8-K dated October 8, 2006, November 1, 2006 (as amended by a Form 8-K/A filed November 15, 2006) and December 8, 2006 reporting recent developments.

Item 14.	Principal Accountant Fees and Services
All audit related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Summers, Spencer & Callison, CPAs, Chartered was compatible with the maintenance of this firm’s independence in the conduct of its auditing functions.

The following table represents fees for professional audit services rendered by Summers, Spencer & Callison, CPAs, Chartered for the audit of the Company’s annual financial statements and for the review of the financial statements included in our quarterly reports.

	Years Ended December 31,
	2006	2005
Audit Fees	$68,206	$—

	$68,206	$—

(1)
Audit fees — Consists of fees billed and anticipated fees for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports, and services that are normally provided by Summers, Spencer & Callison, CPAs, Chartered in connection with statutory and regulatory filings or engagements.

SIGNATURES
In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN CAPITAL CORPORATION

By	/s/ Robert D. Orr	Date	March 1, 2007

Robert D. Orr, Chairman of the Board, President, Chief Executive Officer and Director
SIGNATURES
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert D. Orr	Date	March 1, 2007
Robert D. Orr, Chairman of the Board, President, Chief Executive Officer and Director

By	/s/ John F. Van Engelen	Date	March 1, 2007

John F. Van Engelen, Chief Financial Officer and Director

By	/s/ Michael Hess	Date	March 1, 2007

Michael Hess, Director

By	/s/ Keith E. Bouchey	Date	March 1, 2007

Keith E. Bouchey, Director

By	/s/ Paul E. Burke, Jr.	Date	March 1, 2007

Paul E. Burke, Jr., Director

By	/s/ Richard E. Gill	Date	March 1, 2007

Richard E. Gill, Director

FIRST AMERICAN CAPITAL CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
First American Capital Corporation:
We have audited the accompanying consolidated balance sheet of
FIRST AMERICAN CAPITAL CORPORATION
as of December 31, 2006, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of First American Capital Corporation as of December 31, 2005 and 2004 were audited by other auditors, whose report thereon, dated March 21, 2006, expressed an unqualified opinion.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Capital Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Topeka, Kansas
February 27, 2007

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
First American Capital Corporation
We have audited the accompanying consolidated balance sheet of First American Capital Corporation (a Kansas corporation) as of December 31, 2005 and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First American Capital Corporation as of
December 31, 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ BKD, LLP
Kansas City, Missouri
March 21, 2006, except for Note 15 as
     to which the date is March 28, 2006

FIRST AMERICAN CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31,	December 31,
	2006	2005
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost, $12,532,067 in 2006 and $13,960,005 in 2005)	$12,298,780	$13,854,375
Equity securities (cost of $258,400 in 2006 and $458,150 in 2005)	283,060	456,760
Investments in real estate	274,564	274,564
Policy loans	166,026	103,493
Mortgage loans on real estate	1,937,281	1,566,382
Other Investments	3,067,369	1,656,866

Total investments	18,027,080	17,912,440
Cash and cash equivalents	3,542,928	249,109
Accrued investment income	233,858	250,984
Accounts receivable	281,894	272,200
Reinsurance receivables	112,145	78,725
Deferred policy acquisition costs (net of accumulated amortization of $4,444,081 in 2006 and $3,712,369 in 2005)	5,209,693	5,133,244
Property and equipment (net of accumulated depreciation of $945,228 in 2006 and $820,415 in 2005)	2,627,586	2,756,025
Other assets	1,221,559	24,935

Total assets	$31,256,743	$26,677,662

See notes to consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2006 AND 2005

	2006	2005
Liabilities and Shareholders’ Equity
Policy and contract liabilities:
Future annuity benefits	$13,658,174	$10,301,546
Future policy benefits	6,109,055	5,267,805
Liability for policy claims	211,932	190,050
Policyholder premium deposits	104,038	146,354
Deposits on pending policy applications	27,788	9,361
Reinsurance premiums payable	54,732	107,334
Amounts held under reinsurance	18,321	219,079

Total policy and contract liabilities	20,184,040	16,241,529
Commissions, salaries, wages and benefits payable	49,661	131,873
Other liabilities	257,085	180,086
Notes payable	—	2,272,986
Deferred federal income taxes payable	508,380	527,941

Total liabilities	20,999,166	19,354,415
Shareholders’ equity:
Common stock, $.10 par value, 8,000,000 shares authorized, issued and outstanding in 2006; and 5,449,578 shares issued and 4,257,057 shares outstanding in 2005	800,000	544,958
Additional paid in capital	13,757,298	12,478,903
Accumulated deficit	(4,132,804)	(3,496,404)
Accumulated other comprehensive loss	(166,917)	(84,862)
Less: Treasury stock held at cost (0 shares in 2006 and 1,192,521 in 2005)	—	(2,119,348)

Total shareholders’ equity	10,257,577	7,323,247

Total liabilities and shareholders’ equity	$31,256,743	$26,677,662

See notes to consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Revenues:
Gross premium income	$4,253,356	$4,200,579	$3,640,557
Reinsurance premiums assumed	12,425	12,240	10,816
Reinsurance premiums ceded	(588,544)	(419,660)	(117,761)

Net premium income	3,677,237	3,793,159	3,533,612
Net investment income	1,085,897	867,303	517,486
Net realized investment gain (loss)	(39,955)	(1,836)	463,787
Rental income	239,678	201,008	182,553
Consulting fees	1,199,339	868	38

Total revenue	6,162,196	4,860,502	4,697,476
Benefits and expenses:
Increase in policy reserves	841,250	1,118,501	1,020,812
Policyholder surrender values	270,113	236,594	135,518
Interest credited on annuities and premium deposits	579,074	405,778	344,918
Death claims	736,830	506,750	288,741
Commissions	809,549	1,200,741	1,059,798
Policy acquisition costs deferred	(814,016)	(1,246,987)	(1,275,646)
Amortization of deferred policy acquisition costs	737,567	630,737	769,611
Salaries, wages, and employee benefits	933,707	1,234,824	1,119,185
Miscellaneous taxes	123,638	137,886	171,886
Other operating costs and expenses	1,176,769	1,336,307	1,359,969

Total benefits and expenses	5,394,481	5,561,131	4,994,792

Income (Loss) before income tax expense	767,715	(700,629)	(297,316)

Income tax expense (benefit)	11,867	—	(64,380)

Net Income (Loss)	$755,848	$(700,629)	$(232,936)

Net Income (Loss) per common share:
Basic	$0.50	$(0.49)	$(0.15)

Diluted	$0.39	$(0.49)	$(0.15)

See notes to consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Net income (loss)	$755,848	$(700,629)	$(232,936)
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) during the period	(141,563)	(382,700)	138,928
Less: Reclassification for gains (loss) included in net income	(39,955)	(1,836)	463,787
Tax benefit (expense)	19,553	75,548	93,011

Other comprehensive loss	(82,055)	(305,316)	(231,848)

Comprehensive income (loss)	$673,793	$(1,005,945)	$(464,784)

See notes to consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Common stock:
Balance, beginning of year	$544,958	$544,958	$544,958
Common shares issued	255,042	—	—

Balance, end of year	800,000	544,958	544,958
Additional paid in capital:
Balance, beginning of year	12,478,903	12,380,716	12,380,523
Stock warrants issued	564,150	35,465	—
Additional paid in capital on issuance of common stock	714,245	62,722	—
Additional paid in capital on sale of treasury stock	—	—	193

Balance, end of year	13,757,298	12,478,903	12,380,716
Accumulated deficit:
Balance, beginning of year	(3,496,404)	(2,795,775)	(2,562,839)
Loss on sale of treasury stock	(1,392,248)	—	—
Net income (loss)	755,848	(700,629)	(232,936)

Balance, end of year	(4,132,804)	(3,496,404)	(2,795,775)
Accumulated other comprehensive income:
Balance, beginning of year	(84,862)	220,454	452,302
Other comprehensive income	(82,055)	(305,316)	(231,848)

Balance, end of year	(166,917)	(84,862)	220,454
Treasury stock:
Balance, beginning of year	(2,119,348)	(1,383,666)	(1,385,483)
Sale of 1,192,521 shares at a cost of $1.78 per share	2,119,348	—	—
Purchase of 450,500 common shares at $1.71 per share	—	(770,355)	—
Issuance of 19,479 shares at cost of $1.78 per share	—	34,673	—
Sale of 1,000 shares at cost of $1.82 per share	—	—	1,817

Balance, end of year	—	(2,119,348)	(1,383,666)

Total shareholders’ equity	$10,257,577	$7,323,247	$8,966,687

See notes to consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operating activities:
Net income (loss)	$755,848	$(700,629)	$(232,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest credited on annuities and premium deposits	579,074	405,778	344,918
Net realized investment (gain) loss	39,955	1,836	(463,787)
Provision for depreciation	143,692	154,301	132,902
Equity loss in investment in affiliate	—	—	28,516
Settlement loss	—	35,465	—
Amortization of premium and accretion of discount on fixed maturity and short-term investments	(145,087)	25,958	138,001
Provision for deferred federal income taxes	—	—	(64,380)
Acquisition costs capitalized	(814,016)	(1,246,987)	(1,275,646)
Amortization of deferred acquisition costs	737,567	630,737	769,611
(Increase) decrease in assets:
Accrued investment income	17,126	(36,844)	(33,071)
Accounts receivable	(9,694)	(14,006)	38,172
Reinsurance receivables	(33,420)	(78,725)	—
Policy loans	(62,533)	(16,547)	(26,495)
Other assets	(1,196,624)	5,430	(22,717)
Increase (decrease) in liabilities:
Future policy benefits	841,250	1,118,501	1,020,812
Liability for policy claims	21,882	77,144	4,888
Deposits on pending policy applications	18,427	(307)	(22,823)
Reinsurance premiums payable	(52,602)	84,214	(8,593)
Amounts held under reinsurance	(200,758)	219,079	—
Commissions, salaries, wages and benefits payable	(82,212)	27,929	50,929
Other liabilities	76,999	76,611	26,593

Net cash provided by operating activities	$634,874	$768,938	$404,894
See notes to consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Investing activities:
Purchase of available-for-sale fixed maturities	$(2,670,727)	$(2,748,760)	$(10,022,949)
Sale of available-for-sale fixed maturities	3,409,932	400,080	6,732,704
Maturity of available-for-sale fixed maturities	576,046	1,502,624	1,850,000
Purchase of available-for-sale equities	—	(247,750)	(193,600)
Sale of available-for-sale equities	222,699	25,000	—
Additions to property and equipment	(15,253)	(135,140)	(71,275)
Purchase of other investments	(1,593,368)	(1,520,232)	(202,760)
Maturity of other investments	377,726	134,416	—
Purchase of investments in affiliate	—	—	(11,500)
Dispositions of investment in affiliate	—	—	48,184
Purchase of mortgage loans	(429,500)	(1,244,600)	(350,000)
Payments received on mortgage loans	58,601	27,760	458
Payment on notes receivable	—	—	13,741
Purchases of short-term investments	—	—	(3,925,512)
Sale or maturity of short term investments	—	—	4,375,507

Net cash used in investing activities	(63,844)	(3,806,602)	(1,757,002)
Financing activities:
Proceeds from note payable	—	570,355	—
Payments on notes payable	(2,272,986)	(88,976)	(51,400)
Deposits on annuity contracts	3,548,635	3,754,742	1,839,573
Surrenders on annuity contracts	(766,138)	(658,617)	(269,794)
Policyholder premium deposits	9,486	23,938	22,472
Withdrawals on policyholder premium deposits	(56,745)	(71,342)	(61,514)
Proceeds from issuance of warrants	564,150	—	—
Proceeds from sale of common stock	969,287	—	—
Proceeds from sale of treasury stock	727,100	—	2,010
Purchase of treasury stock	—	(770,355)	—

Net cash provided by financing activities	2,722,789	2,759,745	1,481,347

Increase (decrease) in cash and cash equivalents	3,293,819	(277,919)	129,239
Cash and cash equivalents, beginning of period	249,109	527,028	397,789

Cash and cash equivalents, end of period	$3,542,928	$249,109	$527,028

Supplemental disclosure of cash activities:
Interest paid	$62,295	$105,084	$111,104

Income taxes paid	$—	$—	$—

Schedule of non-cash investing transactions:
Issuance of treasury stock	$—	$97,935	$—

See notes to consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations
First American Capital Corporation (the “Company”) is a financial services holding company located in Topeka, Kansas. Subsidiaries of the Company include First Life America Corporation (“FLAC”) and Brooke Capital Advisors, Inc. (“BCA”) formerly First Life Brokerage, Inc. FLAC is primarily engaged in the business of marketing, underwriting and distributing a broad range of individual life and annuity insurance products to individuals in eight states. BCA operates as an insurance broker offering products underwritten by other companies and complementary to those offered by FLAC.
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which for FLAC, differ from statutory accounting practices prescribed or permitted by the Kansas Insurance Department (“KID”).
Certain amounts from prior years have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts and operations of the Company and its subsidiaries, FLAC and BCA. All intercompany accounts and transactions are eliminated in consolidation.
Management’s Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Significant assumptions are made by management to develop estimates of the Company’s policy and contract liabilities and related deferred acquisition costs. As more information becomes known, actual results could differ from those estimates.
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

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Significant Accounting Policies (continued)
Property and Equipment
Property and equipment, including the home office building (see Note 5), are carried at cost less accumulated depreciation. Depreciation on the office building and land improvements is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation on furniture, fixtures and equipment is calculated using the 200% declining balance method over the estimated useful lives of the respective assets. The estimated useful lives are generally as follows:

Building and capitalized interest	39 years
Land improvements	15 years
Furniture, fixtures and equipment	3 to 7 years
Future Annuity Benefits
Annuity contract liabilities are computed using the retrospective deposit method and consist of policy account balances before deduction of surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense. The range of interest crediting rates for annuity products was 4.25 to 5.35 percent in 2006 and 4.25 to 5.35 percent in 2005.
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
Policyholder Premium Deposits
Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest is credited on these deposits at the rate of 4% in 2006 and 2005. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.
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

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Significant Accounting Policies (continued)
Consulting Fees
Beginning in December 2006, BCA began using its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, managing general agencies and managing general agencies that own insurance companies, specializing in hard-to-place insurance sales, captive insurance agencies and funeral homes. The Company receives consulting fees for these activities. The fees associated with this service are recognized upon loan closing as all of the consulting services related to the transaction have been provided by the Company (prior to closing).
The Company will also use its expertise in the hard to place and niche insurance industry to preserve collateral and monitor insurance agency borrowers on behalf of lenders. Fees are received for this collateral preservation activity. An initial fee is received and recognized upon loan closing. Ongoing fees are received monthly from these activities and are recognized as services are provided.
Federal Income Taxes
The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under accounting principles generally accepted in the United States of America and balances determined for tax reporting purposes.
Reinsurance
Estimated reinsurance receivables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”
Net Earnings (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding. Diluted net income (loss) is calculated by including the weighted average effect of dilutive warrants outstanding during the periods. The weighted average number of shares issuable upon the exercise of outstanding warrants assumes that the applicable proceeds from such exercises are used to acquire treasury shares at the average price of common stock during the periods. Basic and diluted earnings per share for 2006, 2005 and 2004, were determined as follows (adjusted for the 3-for-1 reverse stock split approved on January 31, 2007):

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Significant Accounting Policies (continued)

	Years ended December 31,
	2006	2005	2004
Numerator:
Net income (loss) — numerator for basic earnings per share	$755,848	$(700,629)	$(232,936)
Effect of dilutive securities	—	—	—

Numerator for diluted earnings per share	$755,848	$(700,629)	$(232,936)

Denominator:
Average common shares outstanding	4,492,914	4,313,774	4,687,078
Effect of 3-for-1 reverse stock split	(2,995,276)	(2,875,849)	(3,124,719)

Shares used for basic earnings per share	1,497,638	1,437,925	1,562,359
Effect of diluted warrant outstanding (adjusted for split)	547,820	—	—
Assumed repurchase of shares with procceds of exercise	(86,786)	—	—

Shares used for diluted earnings per share	1,958,672	1,437,925	1,562,359

Earnings per share:
Basic	$0.50	$(0.49)	$(0.15)

Diluted	$0.39	$(0.49)	$(0.15)

Comprehensive Income
SFAS No. 130 requires unrealized gains and losses on the Company’s available-for-sale securities to be recorded as a component of accumulated other comprehensive income. Unrealized gains and losses recognized in accumulated other comprehensive income that are later recognized in net income through a reclassification adjustment are identified on the specific identification method.
New Accounting Pronouncements
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 05-1 (SOP 05-1), “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 31, 2006. Retrospective application of SOP 05-1 to previously issued consolidated financial statements is not permitted. The Company is continuing to evaluate SOP 05-1 but does not believe that it will have a material impact on the consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Significant Accounting Policies (continued)
On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when a company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006, which, for the Company, is fiscal year 2007. Management is currently evaluating the impact that the adoption of this interpretation could have on the Company’s financial position and results of operation.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for the Company beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s results of operations and financial position.
All other Standards and Interpretations of those Standards issued during 2006 did not relate to accounting policies and procedures pertinent to the Company at this time.

3. Investments
The amortized cost and fair value of investments at December 31, 2006 and 2005 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:
U.S. Government Agency	$1,559,006	$9,879	$18,414	$1,550,471
Corporate bonds	10,973,061	75,128	299,880	10,748,309

Total	$12,532,067	$85,007	$318,294	$12,298,780

Equity securities	$258,400	$28,960	$4,300	$283,060

December 31, 2005:
U.S. Government Agency	$1,408,079	$16,891	$14,026	$1,410,944
Corporate bonds	12,551,926	223,559	332,054	12,443,431

Total	$13,960,005	$240,450	$346,080	$13,854,375

Equity securities	$458,150	$22,005	$23,395	$456,760

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less through five years	$2,454,322	$2,470,426
Due after five years through ten years	5,176,566	5,064,874
Due after ten years	4,901,179	4,763,480

	$12,532,067	$12,298,780

The fair values for investments in fixed maturities are based on quoted market prices.
Included in investments are securities, which have been pledged to various state insurance departments. The fair values of these securities were $2,060,964 and $2,120,855 at December 31, 2006 and 2005, respectively.
During 2006, the Company had gross realized investment gains of $53,502. Investment gains were $3,211 and $464,363 during 2005 and 2004, respectively. During 2006, the Company had gross realized investment losses of $93,457. Gross realized investment losses totaled $5,047 and $576 in 2005 and 2004, respectively.
Since 2004, the Company has purchased investments in lottery prize cash flows. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company’s yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective states. At December 31, 2006 and 2005 the carrying value of other investments was $3,067,369 and $1,656,866 respectively.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Investments (continued)
Investment income consists of dividends and interest earned on notes receivable, policy loans, available-for-sale securities, mortgage loans, and other investments.
Following are the components of net investment income for the years ended December 31, 2006, 2005 and 2004:

	Years ended December 31,
	2006	2005	2004
Fixed maturities	$720,022	$713,645	$509,933
Equity securities	25,929	18,666	70
Notes receivables	—	—	238
Mortgage loans on real estate	116,584	66,625	2,275
Equity loss on investment in related parties	—	—	(28,516)
Short-term and other investments	249,418	90,007	43,798

Gross investment income	1,111,953	888,943	527,798
Investment expenses	(26,056)	(21,640)	(10,312)

Net investment income	$1,085,897	$867,303	$517,486

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. At the end of each quarter, all securities are reviewed in an effort to determine each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. Based on the performance of these procedures, no securities are deemed to be other-than-temporarily impaired by the Company.
There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include: (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other-than-temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Investments (continued)
The Company owned 68 securities that were in an unrealized loss position at December 31, 2006. The following tables provide information regarding unrealized losses on investments available for sale, as of December 31, 2006 and 2005.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006:
U.S. Government Agency	$—	$—	$694,830	$18,414	$694,830	$18,414
Corporate bonds	4,360,312	77,558	4,743,034	222,322	9,103,346	299,880

Total	$4,360,312	$77,558	$5,437,864	$240,736	$9,798,176	$318,294

Equity securities	$2,300	$50	$95,750	$4,250	$98,050	$4,300

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005:
U.S. Government Agency	$598,965	$11,324	$96,879	$2,702	$695,844	$14,026
Corporate bonds	6,047,377	212,041	1,414,230	120,013	7,461,607	332,054

Total	$6,646,342	$223,365	$1,511,109	$122,715	$8,157,451	$346,080

Equity securities	$47,980	$20	$126,275	$23,375	$174,255	$23,395

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
5. Property and Equipment
The Company owns approximately six and one-half acres of land located in Topeka, Kansas. A 20,000 square foot office building has been constructed on approximately one-half of this land. The remaining land, including improvement costs, is classified as real estate held for investment. The Company occupies approximately 7,500 square feet of the building and the remaining 12,500 square feet is leased (see Note 6).

	2006	2005
Land and improvements	$357,675	$357,675
Building and capitalized interest	2,605,330	2,605,330
Furniture, fixtures and equipment	500,939	510,063
Tenant improvements	108,870	103,372

Total property and equipment	3,572,814	3,576,440
Less — accumulated depreciation and amortization	(945,228)	(820,415)

Net property and equipment	$2,627,586	$2,756,025

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Leases
As noted above, the Company occupies approximately 7,500 square feet of its building in Topeka, Kansas. The Company has leased 10,000 square feet under a lease that was renewed during 2006 to run through June 30, 2011. The lease agreement calls for minimum monthly base lease payments of $15,500.
Effective August 29, 2005, the Company executed a lease agreement with a tenant for the remaining 2,500 square feet. The base lease period commenced on September 1, 2005 and will end on August 31, 2010. The lease will automatically renew if not terminated on or after August 15, 2010 for another five years. The lease agreement calls for minimum monthly base lease payments of $4,366 for the period September 1, 2005 through August 31, 2010. The lease payments will decrease to $3,100 per month for the period September 1, 2010 through August 31, 2015. In conjunction with the execution of the lease agreement, the Company incurred $103,372 in tenant improvement costs to prepare the space for lease. These costs are being depreciated on a straight line basis over the base lease term of five years.
The future minimum lease payments to be received under non cancelable lease agreements at December 31, 2006 are approximately as follows:

Year Ending
December 31,	Amount
2007	238,385
2008	238,385
2009	238,385
2010	220,919
2011	185,988

Total	$936,073

7. Federal Income Taxes
The Company has elected to file a consolidated federal income tax return with FLAC and BCA for the years ended December 31, 2006 and 2005 and filed a consolidated federal income tax return with FLAC for the year ended December 31, 2004. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence. Federal income tax expense for the years ended December 31, 2006, 2005, and 2004 consisted of the following:

	Years ended December 31,
	2006	2005	2004
Current	$11,867	$—	$—
Deferred	—	—	(64,380)

Federal income tax (benefit) expense	$11,867	$—	$(64,380)

Federal income tax expense differs from the amount computed by applying the statutory federal income tax rate for 2006, 2005 and 2004 as follows:

	2006	2005	2004
Federal income tax expense (benefit) at statutory rate	$261,023	$(238,213)	$(101,088)
Small life insurance company deduction	(32,165)	(36,106)	(64,975)
Increase (decrease) in valuation allowance	(289,533)	273,190	100,202
Other	72,542	1,129	1,481

Federal income tax (benefit) expense	$11,867	—	$(64,380)

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Federal Income Taxes (continued)
Deferred federal income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Significant components of the Company’s net deferred tax liability are as follows:

	December 31,
	2006	2005
Deferred tax liability:
Due premiums	$10,571	$11,832
Policy reserves	4,069	—
Deferred policy acquisition costs	873,841	868,699
Accrual of discount	8,524	5,387
Premium deposit	8,463	—

Total deferred tax liability	905,468	885,918

Deferred tax asset:
Policy reserves	—	92,810
Capital loss carryforward	9,948	—
AMT credit carryforward	11,867	—
Reinsurance premiums	2,298	3,514
Net operating loss carryforward	2,019,534	2,217,307
Net unrealized investment loss	41,726	22,164

Total deferred tax asset	2,085,373	2,335,795
Valuation allowance	(1,688,285)	(1,977,818)

Net deferred tax asset	397,088	357,977

Net deferred tax liability	$508,380	$527,941

The Company has net operating loss carryforwards of approximately $6,312,734 on a consolidated basis. Net operating loss carryforwards of $799,241 resulted from non-life insurance operations and were generated prior to the base period for tax consolidation purposes. These loss carryforwards expire in 2011 and 2012 and can only be used to offset taxable income resulting from non-life insurance operations. Net operating loss carryforwards of $4,607,808 resulted from non-life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2018 through 2025 and can be used to offset either taxable income resulting from non-life insurance operations or 35% of taxable income resulting from life insurance operations subject to certain limitations. Net operating loss carryforwards of $905,685 resulted from life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2022 through 2025. Capital loss carryforwards of $45,002 will expire in 2009 and 2010.
8. Intercompany Sale of Building and Payoff of Related Mortgage Notes Payable
On May 1, 2006, the Company sold its home office building to First Life America Corporation (“FLAC”) for $2,800,000. No gain was recognized on this intercompany sale. Proceeds from the sale were used by the Company to repay outstanding notes with Vision Bank (first mortgage of $1,722,053) and Brooke Credit Corporation (second mortgage of $522,822).

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Shareholders’ Equity and Statutory Accounting Practices
FLAC prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the KID. Currently, “prescribed” statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and a variety of other NAIC publications. “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles (“Codification”). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to FLAC’s statutory-basis financial statements.
Net income for 2006, 2005, and 2004 and capital and surplus at December 31, 2006, 2005, and 2004 for the Company’s insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows:

	GAAP		SAP
	Net Income	Capital and	Net Income	Capital and
	(loss)	Surplus	(loss)	Surplus
2006	254,517	7,659,130	216,259	3,966,233
2005	271,995	6,490,251	(64,575)	2,724,980
2004	528,494	6,251,955	(54,205)	2,539,348
Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP; c) statutory asset valuation reserves are not required for GAAP; and d) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity for GAAP.
Statutory restrictions limit the amount of dividends, which may be paid by FLAC to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.
The KID imposes on insurance enterprises minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio (the “Ratio”) of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprise’s below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FLAC has a ratio that is in excess of the minimum RBC requirements; accordingly, the Company’s management believes that FLAC meets the RBC requirements.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Shareholders’ Equity Transactions
On December 8, 2006 the Company closed on a Stock Purchase and Sale Agreement (“2006 Stock Purchase Agreement”) with Brooke Corporation (Brooke). Pursuant to the agreement, the Company committed, through a series of steps, to sell shares of common stock that equate to 55% of the outstanding shares of the Company to Brooke in exchange for $3,000,000 in cash and execution of a Brokerage Agreement. At closing the Company issued 3,742,943 shares of common stock to Brooke, representing approximately 46.8% of the Company’s authorized and issued common stock, for $2,552,182 and executed and delivered the Brokerage Agreement. As part of the closing, the Company issued Brooke a warrant to purchase an additional 1,643,460 shares of common stock for $447,818, such shares to be authorized for issuance pursuant to forthcoming amendments to the Company’s Articles of Incorporation. The Articles of Incorporation were amended on January 31, 2007. Brooke exercised the Warrant on the same day.
As part of the consideration under the 2006 Stock Purchase Agreement, BCA, a subsidiary of the Company, and CJD & Associates, L.L.C. (“CJD”), Brooke’s brokerage subsidiary, entered into an agreement by which, as of that date, BCA began transacting all new managing general agent loan brokerage business (formerly operated by CJD). CJD operated such a business prior to Closing and, as part of the Brokerage Agreement, agreed not to engage in any new managing general agent loan brokerage business. Pursuant to the terms of the 2006 Stock Purchase Agreement, Brooke will contribute funds to the Company as additional consideration for the issuance of the shares of the Company’s common stock acquired, to the extent the pretax profits of BCA do not meet a three-year $6 million pretax profit goal in accordance with an agreed upon schedule set forth in the 2007 Stock Purchase Agreement.
The Warrant issued in connection with the above Agreement has been reported as a part of the Company’s additional paid in capital as of December 31, 2006. As previously noted, this Warrant was exercised by Brooke on January 31, 2007. Other warrants outstanding at December 31, 2006 include one issued to an officer and another to an outside Director of the Company for 50,000 and 100,000 shares, respectively. These warrants were authorized on September 21, 2006 in recognition of those individuals’ efforts in connection with the successful closing of the 2006 Stock Purchase Agreement. The warrants became exercisable on December 8, 2006 either in whole or in part for a period of 10 years from that date at an exercise price of $1.72 per share, the assumed market price of the Company’s stock at the date of grant. The fair value of these warrants was estimated as of the grant date using an accepted valuation model in accordance with SFAS No. 123R, “Share-Based Payment”. Significant assumptions included a risk-free rate of 4.56%, and expected volatility of 10% and a dividend rate of 0%. In the case of the officer, the estimated value of the warrant, $32,210, was recorded as compensation expense. In the case of the Director, the estimated value of the warrant, $64,420, was recorded as a reduction of related stock issuance costs. The Warrant held by Brooke at December 31, 2006 is considered in the Company’s diluted earnings per share reported for 2006. The other warrants are not considered to have a dilutive effect on reported earnings as their exercise price is equal to or greater than the per share prices reflected in recent transactions involving the Company’s stock.
On March 2, 2005 the Company acquired 450,500 shares of its common stock previously held by Brooke. In that transaction, the Company negotiated a purchase price of $770,355 ($1.71 per share) to include $200,000 cash at closing, with Brooke Credit Corporation, the finance subsidiary of Brooke, financing the remainder at a fixed interest rate of 8% over a ten year period (see Note 9). The agreement also granted Brooke three separate warrants to purchase up to 50,000 shares of common stock (for each warrant) at prices of $1.71, $3.35 and $5.00, respectively. The warrants were exercisable in 2012 or immediately prior to any earlier change of control involving the Company and were due to expire no later than 2015. The Company incurred a loss on the transaction in the amount of $35,465 which is included in other operating costs and expenses for the year ended December 31, 2005. The note to Brooke was paid in full during 2006. The warrants issued to Brooke in 2005 were cancelled on December 8, 2006 as a result of the execution of the Stock Purchase and Sale Agreement on that date.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Reinsurance
In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company (“Generali”) of Kansas City, Missouri, Optimum Re Insurance Company (“Optimum Re”) of Dallas, Texas, and Wilton Reassurance Company (“Wilton Re”) of Wilton, CT, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. At December 31, 2006 and 2005, respectively, FLAC ceded inforce amounts totaling $27,346,000 and $32,617,000 of ordinary business and $31,184,000 and $33,235,000 of accidental death benefit risk.
Pursuant to the terms of the agreement with Generali, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as “reinsurance premiums payable” in the accompanying balance sheet and as “reinsurance premiums ceded” in the accompanying income statement. At December 31, 2006 and 2005, respectively, the unpaid reinsurance premiums net of amortization totaled $11,489 and $17,570. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.
FLAC is party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2006 and 2005, respectively, FLAC assumed inforce amounts totaling $22,377,000 and $17,726,000.
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
12. Related Party Transactions
On March 2, 2005, the Company entered into a Stock Repurchase Agreement with Brooke under which the Company repurchased 450,500 shares of Company common stock from Brooke. Brooke had previously acquired the shares from a third party for a total purchase price of $772,255. The privately negotiated transaction involved approximately 9.7% of Company common stock then outstanding. The shares were purchased at a price of $1.71 per share for a total purchase price of $770,355. The Company paid the purchase price using $200,000 of its working capital and financed the remaining amount with a loan from Brooke Credit at a fixed rate of 8% over a ten-year period. The repurchase agreement also granted Brooke warrants to purchase up to 150,000 shares of Company common stock at prices ranging from $1.71 to $5.00 per share. These warrants were cancelled as part of the 2006 Stock Purchase Agreement.
A mortgage note on the commercial property and office building that the Company owned was financed by Vision Bank of Topeka, Kansas. Gary Yager, a former Director of the Company, is the President and CEO of Vision Bank. Management believes that the terms obtained from Vision Bank at the time of financing were no less favorable to the Company than those available from an independent lender. The terms of the note payable were determined by competitive bid. As of December 31, 2006 the mortgage note was paid in full. One of the Company’s notes payable was financed by Vision Bank of Topeka, Kansas.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Boards of Directors of the Company and FLAC and the Kansas Insurance Department (KID) authorized the parent company to sell its office building and related real estate to FLAC. The proceeds were used in part to repay outstanding notes to Vision Bank and Brooke. Closing of this transaction occurred May 1, 2006.
On October 5, 2006, Mr. Van Engelen was awarded a warrant to purchase up to 50,000 shares of Company common stock at an exercise price of $1.72 per share. The warrant was awarded to Mr. Van Engelen in exchange for his services in successfully negotiating and closing the transactions contemplated by the 2006 Stock Purchase Agreement. Mr. Van Engelen entered into an employment agreement with the Company effective December 8, 2006 to serve as President and CEO of First Life America Corporation. See Item 10 Executive Compensation above.
On October 5, 2006, Thomas Fogt, a then director of the Company, was awarded a warrant to purchase up to 100,000 shares of Company common stock at an exercise price of $1.72 per share. Mr. Fogt was awarded the warrant in exchange for his services in successfully negotiating and closing the transactions proposed by the 2006 Stock Purchase Agreement.
On December 8, 2006, contemporaneously with the closing of the 2006 Stock Purchase Agreement, the Company entered into a Servicing Agreement with Brooke, pursuant to which Brooke will provide certain administrative and public-company compliance services to the Company, including, but not limited to, human resource services, payroll accounting, legal services, accounting, tax and auditing services, risk management, and corporate marketing services. These services are being provided for a monthly cost of $5,000. The Servicing Agreement terminates December 31, 2007.
As discussed in Note 10, pursuant to the transfer of certain loan brokerage and other business from CJD to BCA, a receivable in the amount of $1,196,882 was recorded by BCA (amount due from CJD) representing fees and other income collected by CJD on BCA’s behalf in connection with transactions closed by BCA during December 2006. In addition, BCA recorded a payable to CJD in the amount of $102,531 representing commissions and other expenses related to the December 2006 transactions. These amounts receivable/payable were outstanding at the balance sheet date and are reported as other assets/other liabilities, respectively. These amounts were collected/paid by BCA subsequent to December 31, 2006.
With respect to the Company’s proposed acquisition of Brooke Savings Bank from BBC, the Company will exchange 6,047,904 shares of its common stock, with a value of approximately $10.1 million, for all of the stock of Brooke Savings Bank. The agreed upon purchase price of approximately $10.1 million equals the price paid by BBC to acquire Brooke Savings Bank on January 8, 2007. For the purpose of the proposed transaction, the shares of Company common stock have been valued at $1.67 per share. This valuation equals the approximate price per share paid by Brooke for its 55% ownership interest in the Company in the change of control transactions that occurred in December 2006 and January 2007. Based on the number of Company shares of common stock currently outstanding, the proposed transaction would result in an increase in Brooke’s combined direct and indirect ownership of the Company from 55% to approximately 72%. The proposed transaction would also reduce Brooke’s indirect ownership of Brooke Savings Bank from 100% to approximately 72%.
Brooke had or has a direct and/or indirect material interest in 2006 Stock Purchase Agreement, the Brokerage Agreement and the Brooke Servicing Agreement. Brooke also has an indirect interest in the Company’s proposed acquisition of Brooke Servicing Agreement. Brooke also has an indirect interest in the Company’s proposed acquisition of Brooke Savings Bank under the terms of the 2007 Stock Purchase Agreement. As a result of his relationship with Brooke, Robert Orr, a Company director and the Company’s Chairman of the Board, President and Chief Executive Officer, has an indirect material interest in these transactions. Michael Hess, a Company director and one of its executive officers, is a director and executive officer of BBC and a director of Brooke Savings Bank.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Fair Values of Financial Instruments
The fair values of financial instruments, and the methods and assumptions used in estimating their fair values, are described below. In all cases, these financial instruments represent assets of the Company and their carrying values represent or approximate their fair values as follows:
Fixed Maturities
Fixed maturities are carried at fair value in the accompanying consolidated balance sheets. The fair value of fixed maturities are based on quoted market prices. At December 31, 2006 and 2005, the fair value of fixed maturities was $12,298,780 and $13,854,375, respectively.
Equity Securities
Equity securities are carried at fair value in the accompanying consolidated balance sheets. The fair value of equity securities are based on quoted market prices. At December 31, 2006 and 2005, the fair value of equity securities was $283,060 and $456,760, respectively.
Policy Loans
The carrying value of policy loans approximates their fair value. At December 31, 2006 and 2005, the fair value of policy loans was $166,026 and $103,493, respectively.
Mortgage Loans on Real Estate
The carrying value of mortgage loans on real estate approximates their fair value. At December 31, 2006 and 2005, the fair value of mortgage loans on real estate was $1,937,281 and $1,566,382, respectively.
Other Investments
The carrying value of other investments approximates their fair value. At December 31, 2006 and 2005, the fair value of other investments was $3,067,369 and $1,656,866, respectively.
Cash and Cash Equivalents
The carrying value of cash and cash equivalents approximates their fair value. At December 31, 2006 and 2005, the fair value of cash and cash equivalents was $3,542,928 and $249,109, respectively.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Segment Information
The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations (conducted by FLAC and by the Company pursuant to the Services Agreement); brokerage operations conducted by BCA and corporate operations. All sales of life insurance by FLAC are to unaffiliated customers. Segment information as of December 31, 2006, 2005 and 2004 and for the years then ended is as follows:

	2006	2005	2004
Revenues:
Life and annuity insurance operations	$4,880,259	$4,628,936	$4,293,633
Brokerage operations	1,199,210	765	—
Corporate	82,727	230,801	403,843

Total	$6,162,196	$4,860,502	$4,697,476

Income (loss) before income taxes:
Life and annuity insurance operations	$254,517	$271,992	$464,114
Brokerage operations	1,083,796	(13,965)	—
Corporate	(570,598)	(958,656)	(761,430)

Total	$767,715	$(700,629)	$(297,316)

Depreciation and amortization expense:
Life and annuity insurance operations	$737,908	$630,737	$769,611
Brokerage operations	584	438	—
Corporate	142,767	153,863	132,902

Total	$881,259	$785,038	$902,513

Assets:
Life and annuity insurance operations	$28,570,332	$23,337,149	$18,305,111
Brokerage operations	1,198,212	11,903	—
Corporate	1,488,199	3,328,610	4,649,885

Total	$31,256,743	$26,677,662	$22,954,996

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Liquidity and Capital Resources
As of December 31, 2005 cash reserves and liquid investments at the parent company level were approximately $419,540 compared to $1,388,851 at the end of 2004. Based on the decreasing level of cash reserves and liquid investments at the parent company level over the previous few years, in 2005, management began to pursue all reasonable alternatives for increasing cash reserves at the parent company level. As an initial step in this process, the Board of Directors of each of the parent company and FLAC approved a transaction pursuant to which FLAC agreed to purchase the Company’s home office building and the real property on which it is located from the parent company at its value of $2,800,000, which was determined based on an independent appraisal.
On March 28, 2006, the Kansas Insurance Department (KID) approved this transaction pursuant to Form D (Prior Notice of a Transaction) filed by the Company. Proceeds from the sale were used by the parent company to pay off the two creditors that held mortgages on the building, resulting in expected interest savings of approximately $890,000 over the life of the loans. In addition, the transaction provided the parent company approximately $478,000 in cash. This cash was available to fund operations at the parent company.
16. Other Regulatory Matters
FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.
FLAC’s license in Ohio was suspended during the fourth quarter of 2005. The suspension resulted from FLAC’s statutory basis capital and surplus as of September 30, 2005 of $2,495,616 being less than the minimum required level in Ohio of $2,500,000. FLAC appealed the suspension and had its license reinstated on July 27, 2006. As of December 31, 2006, FLAC’s statutory basis capital and surplus was $3,966,233, which is in excess of the aforementioned minimum requirement.
17. Subsequent Events
On January 31, 2007, the Company’s shareholders approved certain amendments to First American’s Articles of Incorporation to: (1) increase its authorized shares of common stock from 8,000,000 to 25,000,000 shares; (2) increase its authorized shares of preferred stock from 550,000 to 1,550,000; and (3) reduce the par value of its common stock from $.10 to $.01 per share. In addition, the shareholders approved a 3-for-1 reverse stock split by which each three shares of outstanding common stock will be reverse split into one share of common stock. The reverse split is expected to occur during the second quarter of 2007. Further, the Company has committed up to $500,000 (subject to adjustment) to repurchase shares of its common stock through a modified Dutch auction tender offer for a price not to exceed $1.72 per share. The tender offer is expected to be commenced during the first quarter of 2007.
On January 31, 2007, Brooke exercised its warrant to purchase an additional 1,643,460 shares of the Company’s common stock for $447,818.
On February 14, 2007, the Company and Brooke Brokerage Corporation, a wholly owned subsidiary of Brooke, announced that they had entered into a definitive agreement by which the Company would acquire all of the outstanding capital stock of Brooke Savings Bank from Brooke Brokerage Corporation in exchange for 6,047,904 shares of the Company’s common stock with a value of approximately $10.1 million. Consummation of the transaction is subject to regulatory approvals and other closing conditions and is expected to close within 12 months.
The agreed upon purchase price for the Bank of $10.1 million is the price paid by Brooke Brokerage Corporation to acquire Brooke Savings Bank on January 8, 2007. Furthermore, the number of shares of the Company’s common stock to be issued is based on a price per share of $1.67. Based on current outstanding shares of the Company’s common stock, the proposed transaction would result in an increase of Brooke’s direct and indirect ownership of the Company from its current level of approximately 55 percent to approximately 72 percent.