Form 10QSB
period 2007-03-31
FIRST AMERICAN CAPITAL CORP /KS
filed 2007-04-25
CIK 1082084

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to                                         .
Commission file number:    0-25679
FIRST AMERICAN CAPITAL CORPORATION
(Exact Name of small business issuer in its charter)

Kansas	48-1187574

(State of incorporation)	(I.R.S. Employer Identification Number)
10950 Grandview Drive, Suite 600
Overland Park, Kansas 66210
(Address of principal executive offices)
Issuer’s telephone number    (913) 661-0123
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
Common Stock, $.01 Par Value — 3,085,817 shares as of April 19, 2007
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FIRST AMERICAN CAPITAL CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
FIRST AMERICAN CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
Assets	2007	2006
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost, $15,161,196 in 2007 and $12,532,067 in 2006)	$14,950,184	$12,298,780
Equity securities (cost of $258,400 in 2007 and $258,400 in 2006)	281,180	283,060
Investments in real estate	274,564	274,564
Policy loans	151,653	166,026
Mortgage loans on real estate	1,918,144	1,937,281
Other investments	3,467,506	3,067,369

Total investments	21,043,231	18,027,080

Cash and cash equivalents	3,339,516	3,542,928
Accrued investment income	234,789	233,858
Accounts receivable	326,934	281,894
Reinsurance receivables	150,854	112,145
Deferred policy acquisition costs (net of accumulated amortization of $4,613,795 in 2007 and $4,444,081 in 2006)	5,296,580	5,209,693
Property and equipment (net of accumulated depreciation of $978,075 in 2007 and $945,228 in 2006)	2,596,856	2,627,586
Other assets	745,666	1,221,559

Total assets	$33,734,426	$31,256,743

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	(Unaudited)
	March 31,	December 31,
Liabilities and Shareholders’ Equity	2007	2006
Policy and contract liabilities:
Future annuity benefits	$15,378,042	$13,658,174
Future policy benefits	6,438,680	6,109,055
Liability for policy claims	145,271	211,932
Policyholder premium deposits	93,801	104,038
Deposits on pending policy applications	127,161	27,788
Reinsurance premiums payable	49,514	54,732
Amounts held under reinsurance	1,071	18,321

Total policy and contract liabilities	22,233,540	20,184,040

Commissions, salaries, wages and benefits payable	70,897	49,661
Other liabilities	331,800	257,085
Deferred federal income taxes payable	512,459	508,380

Total liabilities	23,148,696	20,999,166

Shareholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized; 3,214,487 issued and outstanding in 2007; and 2,666,667 issued and outstanding in 2006	32,145	26,667
Additional paid in capital	14,919,456	14,530,631
Accumulated deficit	(4,215,270)	(4,132,804)
Accumulated other comprehensive loss	(150,601)	(166,917)

Total shareholders’ equity	10,585,730	10,257,577

Total liabilities and shareholders’ equity	$33,734,426	$31,256,743

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three months ended
	March 31,	March 31,
	2007	2006
Revenues:
Gross premium income	$1,219,175	$1,263,966
Reinsurance premiums assumed	2,587	2,166
Reinsurance premiums ceded	(148,698)	(162,353)

Net premium income	1,073,064	1,103,779
Net investment income	322,631	265,966
Net realized investment loss	(46)	(1,724)
Rental income	59,596	59,058
Consulting fees and other income	255,207	250

Total revenue	1,710,452	1,427,329

Benefits and expenses:
Increase in policy reserves	329,626	249,977
Policyholder surrender values	86,706	71,365
Interest credited on annuities and premium deposits	172,744	126,304
Death claims	313,537	132,564
Commissions	253,414	250,321
Policy acquisition costs deferred	(250,746)	(274,994)
Amortization of deferred policy acquisition costs	163,859	155,916
Salaries, wages, and employee benefits	348,936	270,832
Miscellaneous taxes	29,641	27,128
Other operating costs and expenses	345,201	359,093

Total benefits and expenses	1,792,918	1,368,506

Income (Loss) before income tax expense	(82,466)	58,823

Income tax expense (benefit)	—	—

Net Income (Loss)	$(82,466)	$58,823

Net Income (Loss) per common share — basic and diluted	$(0.03)	$0.04

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Three months ended
	March 31,	March 31,
	2007	2006

Net income (loss)	$(82,466)	$58,823

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) during the period	20,349	(304,367)
Less: Reclassification for gains (loss) included in net income	(46)	(1,724)
Tax benefit (expense)	(4,079)	62,863

Other comprehensive income (loss)	16,316	(239,780)

Comprehensive income (loss)	$(66,150)	$(180,957)

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three months ended
	March 31,	March 31,
	2007	2006
Operating activities:
Net income (loss)	$(82,466)	$58,823
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest credited on annuities and premium deposits	172,744	126,304
Net realized investment loss	46	1,724
Provision for depreciation	33,465	35,425
Amortization of premium and accretion of discount on fixed maturity and short-term investments	(47,366)	(11,619)
Acquisition costs capitalized	(250,746)	(274,994)
Amortization of deferred acquisition costs	163,859	155,916
(Increase) decrease in assets:
Accrued investment income	(931)	22,873
Accounts receivable	(45,040)	117,830
Reinsurance receivables	(38,709)	25,559
Policy loans	14,373	(23,576)
Other assets	475,893	11,679
Increase (decrease) in liabilities:
Future policy benefits	329,625	249,977
Liability for policy claims	(66,661)	(17,301)
Deposits on pending policy applications	99,373	38,744
Reinsurance premiums payable	(5,218)	(43,521)
Amounts held under reinsurance	(17,250)	(81,259)
Commissions, salaries, wages and benefits payable	21,236	(75,137)
Other liabilities	74,714	58,974

Net cash provided by operating activities	$830,941	$376,421
See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(Unaudited)
	Three months ended
	March 31,	March 31,
	2007	2006
Investing activities:
Purchase of available-for-sale fixed maturities	$(2,651,533)	$(565,852)
Sale of available-for-sale fixed maturities	—	69,346
Maturity of available-for-sale fixed maturities	11,912	50,000
Additions to property and equipment	(2,734)	(7,755)
Purchase of other investments	(506,000)	(130,800)
Maturity of other investments	163,677	57,812
Payments received on mortgage loans	19,137	13,590

Net cash used in investing activities	(2,965,541)	(513,659)

Financing activities:
Payments on notes payable	—	(24,789)
Deposits on annuity contracts	1,801,473	1,243,050
Surrenders on annuity contracts	(253,310)	(158,912)
Policyholder premium deposits	2,431	—
Withdrawals on policyholder premium deposits	(13,709)	(12,988)
Proceeds from redemption of warrant	394,303	—

Net cash provided by financing activities	1,931,188	1,046,361

Increase (decrease) in cash and cash equivalents	(203,412)	909,123

Cash and cash equivalents, beginning of period	3,542,928	249,109

Cash and cash equivalents, end of period	$3,339,516	$1,158,232

Supplemental disclosure of cash activities:
Interest paid	$—	$36,446

See notes to condensed consolidated financial statements.

FIRST AMERICAN CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying condensed consolidated financial statements of First American Capital Corporation and its Subsidiaries (the “Company”) for the three month periods ended March 31, 2007 and 2006 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.
Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
2. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) is calculated by including the weighted average effect of dilutive warrants outstanding during the periods. The weighted average number of shares issuable upon the exercise of outstanding warrants assumes that the applicable proceeds from such exercises are used to acquire treasury shares at the average price of common stock during the periods. Basic and diluted net income (loss) per share for the three months ended March 31, 2007 and 2006, were determined as follows (adjusted for the 1-for-3 reverse stock split approved by the Company’s shareholders on January 31, 2007 and effective as of April 13, 2007):

	Three months ended
	March 31,	March 31,
	2007	2006
Numerator:
Net income (loss)	$(82,466)	$58,823

Denominator:
Average common shares outstanding	9,095,640	4,257,057
Effect of 1-for-3 reverse stock split	(6,063,760)	(2,838,038)

Shares used for diluted earnings per share	3,031,880	1,419,019

Earnings per share — basic and diluted	$(0.03)	$0.04

On April 2, 2007, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock. The Company accepted for purchase 379,248 (126,416 post 1-for-3 reverse stock split) shares of its common stock at a price of $1.60 ($4.80 post split) per share for an aggregate purchase price of approximately $607,000. In connection with the execution of the reverse stock split, the Company purchased an additional 2,253 shares of common stock in accordance with its commitment to purchase, for cash, any fractional shares that resulted from the reverse stock split. All shares purchased by the Company in connection with the tender offer and reverse stock split were considered outstanding for the calculation of earnings per share — basic and diluted for the three months ended March 31, 2007. As of April 19, 2007, the Company had 3,085,817 shares of common stock outstanding.

3. Federal Income Taxes
Current taxes are provided based on estimates of the projected effective annual tax rate. Deferred taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has elected to file a consolidated federal income tax return with its subsidiaries, First Life America Corporation (“FLAC”) and Brooke Capital Advisors, Inc., (“BCA”) for 2007 and 2006. FLAC is taxed as a life insurance company under the provisions of the Internal Revenue Code and had to file a separate tax return for its initial five years of existence, which covers the period from November 1998 through December 31, 2002.
4. Reinsurance
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
5. Other Regulatory Matters
The Company believes that it is currently in material compliance with all state, federal and foreign regulations to which the Company is subject and the Company is unaware of any pending or threatened investigation, action or proceeding by any state federal or foreign regulatory agency involving the Company that would have a material adverse effect on the Company’s operations.
FLAC is licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky, Nebraska and Ohio. In the fourth quarter 2005, Ohio suspended FLAC’s license because its statutory capital and surplus fell below the minimum amount of $2,500,000 as of September 30, 2005. This shortfall was corrected as of December 31, 2005 and Ohio reinstated FLAC’s license in 2006. FLAC continues to operate under a Confidential Memorandum of Understanding which restricts its ability to write new business in Ohio; however, management believes this restriction will be removed in 2007 because of FLAC’s profitable operations in 2006 and its 46% increase in its capital and surplus at December 31, 2006 as compared to December 31, 2005.

6. Financial Information Relating to Industry Segments
The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations (conducted by FLAC and by FACC pursuant to a shared Services Agreement); brokerage operations conducted by BCA and corporate operations. All sales of life insurance by FLAC are to unaffiliated customers. Financial information related to these three segments of the Company’s business is presented below as of the dates and for the periods indicated:

	(Unaudited)
	Three months ended
	March 31,	March 31,
	2007	2006
Revenues:
Life and annuity insurance operations	$1,447,921	$1,365,394
Brokerage operations	255,207	215
Corporate	7,324	61,720

Total	$1,710,452	$1,427,329

Income (loss) before income taxes:
Life and annuity insurance operations	$7,391	$244,467
Brokerage operations	79,125	(4,946)
Corporate	(168,982)	(180,698)

Total	$(82,466)	$58,823

Depreciation and amortization expense:
Life and annuity insurance operations	$181,106	$155,916
Brokerage operations	49	146
Corporate	16,169	35,279

Total	$197,324	$191,341

	March 31,	December 31,
	2007	2006
Assets:
Life and annuity insurance operations	$30,528,120	$28,570,332
Brokerage operations	1,438,105	1,198,212
Corporate	1,768,201	1,488,199

Total	$33,734,426	$31,256,743

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report on Form 10 QSB for the quarter and three-month period ended March 31, 2007 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.
While the Company provides forward-looking statements to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date that the Company makes them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, in its other filings with the Securities and Exchange Commission, and in this section of this report and include, but are not limited to: the uncertainty that plans relating to the Company’s acquisition of a federal savings bank will be successfully implemented, the uncertainty as to the effect of the potential transaction on the earnings and operations of the Company; the uncertainty that the Company will achieve short-term and long-term profitability and growth goals, uncertainties associated with market acceptance of and demand for the products and services of the Company or its subsidiaries, the impact of competitive products and pricing, the dependence on third-party suppliers and their pricing, the availability of capital and funding sources, the exposure to market risks, uncertainties associated with the development of technology, changes in the law and in economic, political and regulatory environments, the impact of inflation and general economic conditions on the Company’s liquidity and capital resources, changes in management, the dependence on intellectual property rights, the effectiveness of internal controls, and risks and factors described from time to time in reports and registration statements filed by the Company with the Securities and Exchange Commission. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. The Company is not obligated to update forward-looking statements.
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
Investments. The Company classifies all of its fixed maturity and equity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Equity securities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Mortgage loans on real estate are carried at cost less principal payments. Other investments are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield method on an individual basis over the remaining contractual term of the investment. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost, which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income.
Deferred Policy Acquisition Costs. Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves.
Future Policy Benefits. Traditional life insurance policy benefit liabilities are computed on a net level premium method using assumptions with respect to current yield, mortality, withdrawal rates, and other assumptions deemed appropriate by the Company.
Future Annuity Benefits. Annuity contract liabilities are computed using the retrospective deposit method and consist of policy account balances before deduction of surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense.
Premiums. Premiums for traditional life insurance products are reported as revenue when due. Traditional insurance products include whole life and term life. Deposits relate to deferred annuity products. The cash flows from deposits are credited to policyholder account balances. Deposits are not recorded as revenue.
Income Taxes. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the consolidated financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Reinsurance. Reinsurance is one of the tools that the Company uses to accomplish its business objectives. A variety of reinsurance vehicles are currently in use. Reinsurance supports a multitude of corporate objectives including managing statutory capital, reducing volatility and reducing surplus strain. At the customer level it increases the Company’s capacity, provides access to additional underwriting expertise, and generally makes it possible for the Company to offer products at competitive levels that the Company could not otherwise bring to market without reinsurance support.
Financial Condition
Significant changes in the condensed consolidated balance sheets from December 31, 2006 to March 31, 2007 are highlighted below.
Total assets increased from $31,256,743 at December 31, 2006 to $33,734,426 at March 31, 2007 primarily due to the investment of premiums received during the three months ended March 31, 2007 and cash received from the exercise of the warrant to Brooke Corporation (“Brooke”) on January 31, 2007 in the amount of $447,818.
The Company’s available-for-sale fixed maturity securities had aggregate fair values of $14,950,184 and $12,298,780 at March 31, 2007 and December 31, 2006, respectively. Other investments increased from $3,067,369 at December 31, 2006 to $3,467,506 at March 31, 2007 as a result of the purchase of two lottery cash flows in the amount of $506,000 These increases in fixed maturity securities and other investments were primarily due to the net cash provided by operating activities of $830,941 and net cash provided by financing activities of $1,931,188 during the three months ended March 31, 2007.
Accounts receivable increased 16% from $281,894 at December 31, 2006 to $326,934 at March 31, 2007. The increase is primarily due to an increase of $48,747 in federal and state income taxes recoverable on withholdings on lottery receivable investments. An allowance for uncollectible items is not deemed necessary with respect to these receivables.
Reinsurance receivables increased from $112,145 at December 31, 2006 to $150,854 at March 31, 2007. The increase during the year represents the balance due from Wilton Re in conjunction with the reinsurance of the Company’s Golden Eagle Whole Life (Final Expense) product. The change is due primarily to an increase in paid claims recoverable from Wilton Re in the amount of $39,808.
Deferred policy acquisition costs, net of amortization, increased slightly from $5,209,693 at December 31, 2006 to $5,296,580 at March 31, 2007 resulting from the capitalization of acquisition expenses related to the sales of life insurance. These acquisition expenses include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management of the Company reviews the recoverability of deferred acquisition costs on a quarterly basis based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.
Other assets included receivables from affiliates of $435,000 and $1,196,182 at March 31, 2007 and December 31, 2006, respectively.
Policy and contract liabilities increased to $22,233,540 at March 31, 2007 from $20,184,040 at December 31, 2006. A significant portion of this increase is attributable to future policy and annuity benefits related to sales of the Company’s various life insurance products. Reserves for future policy benefits established due to the sale of life insurance increased $329,625 or 5% from December 31, 2006 to March 31, 2007. These reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. Reserves for future annuity benefits increased $1,719,868 or 13% from December 31, 2006 to March 31, 2007. In 2006 and 2007, annuity contract liabilities increased due to the introduction of three new annuity products to the marketing force and continued considerations received on the Company’s FA2000 product. According to the design of the Company’s FA2000 product, first year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity.

Liabilities for policy claims decreased from $211,932 at December 31, 2006 to $145,271 at March 31, 2007. The decrease is due to the timing of notice on death claims and the payments of the related death claims.
Deposits on pending policy applications increased $99,373 from $27,788 at December 31, 2006 to $127,161 at March 31, 2007. Deposits on pending policy applications represent money submitted with policy applications that have not yet been approved. Any increases or decreases in this liability from period to period are attributable to the timing of the approval and delivery of any new business which has been submitted to the Company. The Company received three annuity applications in the amount of $125,223 in the last ten days of the quarter ended March 31, 2007 that were not issued by the end of the quarter.
Commissions, salaries, wages and benefits payable increased from $49,661 at December 31, 2005 to $70,897 at March 31, 2007. The increase is attributable to an increase in full-time employees at March 31, 2007 as compared to December 31, 2006.
Results of Operations
The Company reported a net loss of $82,466 for the three months ended March 31, 2007 and net income of $58,823 during the same time period in 2006. The primary reason for the decrease in income was a $180,973 increase in death claims from the three months ended March 31, 2006 as compared to the same period in 2007. The increase is attributable to the increase in the number of policies inforce and the continued maturation of the final expense policies, which are generally purchased by consumers in their senior years.
Significant components of revenues include life insurance premiums (net of reinsurance) and net investment income. The following table provides information concerning net premium income for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,	March 31,
	2007	2006
First year
Life insurance premiums	$120,733	$236,965
Reinsurance premiums ceded	(16,018)	(101,840)

Net first year premium income	104,715	135,125

Renewal
Life insurance premiums	1,095,342	1,020,001
Reinsurance premiums ceded	(132,680)	(60,513)

Net renewal year premium income	962,662	959,488

Single premium	3,100	7,000
Reinsurance premiums assumed	2,587	2,166

Net premium income	$1,073,064	$1,103,779

Net first year premium income decreased from $135,125 for the three months ended March 31, 2006 to $104,715 for the same time period in 2007. Gross first year premium income decreased 49% or $116,232 for the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to FLAC’s inability to write new business in the state of Ohio during those periods and capital restrictions that limited its ability to promote other new business. First year reinsurance premiums ceded decreased $85,822 for the three months ended March 31, 2007 as compared to the same time period in 2006. The decrease in reinsurance premiums is due to the termination of the reinsurance treaty with Wilton Re for the Company’s Final Expense product for policies issued after June 24, 2006.

Net renewal year premium income increased marginally from the three months ended March 31, 2006 to the same time period in 2007. Gross renewal year premiums increased 7% or $75,341 for the three months ended March 31, 2007 as compared to the same time period in 2006. Renewal year reinsurance premium ceded increased $72,167 for the three months ended March 31, 2007 as compared to the same time period in 2006. The increase in reinsurance premium ceded is due to policies ceded to Wilton Re from January 1, 2005 to June 24, 2006 surpassing their first year policy anniversary. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first policy anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year’s first year premium.
Net investment income increased $56,665 or 21% for the three months ended March 31, 2007, compared to the same period for 2006. The increase is due to an increase in the size of the Company’s investment portfolio and improved average yields.
Consulting fees and other income were $254,957 higher for the three months ended March 31, 2007 as compared to March 31, 2006 as a result of the Company’s ability to begin brokering loans to managing general insurance agencies in the fourth quarter of 2006 pursuant to a brokerage agreement with a Brooke subsidiary.
Benefits and expenses totaled $1,792,918 and $1,368,506 for the three months ended March 31, 2007 and 2006, respectively. Included in total benefits and expenses were policy reserve increases of $329,626 and $249,977 for the three months ended March 31, 2007 and 2006, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserve requirements will continue to increase.
Policyholder surrender values expense increased $15,341 from the three months ended March 31, 2006 to the same time period in 2007. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies.
Interest credited on annuities and premium deposits totaled $172,744 and $126,304 for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily a result of the increase in annuity fund balances due to deposits of $1,801,473 less surrenders of $253,310 for three months ended March 31, 2007. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce.
Commission expense totaled $253,414 and $250,321 for the three months ended March 31, 2007, and 2006, respectively. Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The slight increase in commission expense during the three months ended March 31, 2007 as compared to the same period in 2006 is partially due to an increase in annuity commission of $23,390 for the three months ended March 31, 2007 as compared to the same time period in 2006. The increase in commission expense is also related to the termination of the reinsurance treaty with Wilton Re on June 24, 2006 which reduced the commission allowance by $99,177 for the three months ended March 31, 2007 as compared to the same time period in 2006 and a decrease in first year commission of $160,275 for the three months ended March 31, 2007 as compared to the same time period in 2006.
Salaries, wages and employee benefits increased from $270,832 to $348,936 for the three months ended March 31, 2006 as compared to the same time period in 2007. The increase in 2007 is primarily attributable to an increase of six fulltime employees, five of whom joined the Company’s brokerage subsidiary.
Liquidity and Capital Resources
During the quarters ended March 31, 2007, and 2006, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to purchase various investments. Net cash provided by operating activities during the quarters ended March 31, 2007 and 2006 totaled $830,941 and $376,421, respectively.

As of March 31, 2007, the Company and its subsidiaries had consolidated cash reserves and liquid investments of approximately $18,554,080, as compared with $15,576,573 as of March 31, 2006. Of these amounts, cash reserves and liquid investments at the Company’s life insurance company subsidiary, FLAC as of these dates were approximately $15,978,098 and $15,231,163, respectively. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities.
As of March 31, 2007, cash reserves and liquid investments at the parent company level were approximately $1,709,762 as compared with $340,052 as of March 31, 2006. Cash reserves at the Company’s brokerage subsidiary, BCA, were $866,220 at March 31, 2007 and $5,358 at March 31, 2006. Cash balances at the parent company level as of March 31, 2007 increased from net proceeds of approximately $394,000 resulting from the exercise of a warrant by, Brooke during the first quarter of 2007. Existing cash balances at the parent company level of $1,709,762 at March 31, 2007 combined with the expected cash flows from its brokerage subsidiary, income tax sharing arrangements and administrative services reimbursements from FLAC are believed by management to be sufficient to fund the parent company’s normal operations and pay its corporate expenses, income taxes and dividends.
The Company may also receive additional capital contributions from Brooke during the next three years resulting from an agreement by Brooke to contribute up to an additional $6,000,000 to the Company’s capital if the Company’s brokerage subsidiary does not achieve $6,000,000 in pre tax income over an approximate three year period ending September 30, 2009, in accordance with an agreed upon schedule.
The nature of the Company’ brokerage subsidiary, BCA, operations is such that it is not expected to require any capital contributions in 2007 from the parent company. Instead, if BCA is successful in implementing its marketing plans, it will likely be a source of cash to the parent company.
On April 2, 2007, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock. The Company accepted for purchase 379,248 shares of its common stock at a price of $1.60 per share for an aggregate purchase price of approximately $607,000, to be paid from cash reserves. Upon completion of the offer, the Company had 9,264,212 shares of common stock outstanding. As of the close of business on April 13, 2007, the Company effected a 1-for-3 reverse stock split. After effectiveness of the reverse stock split, the Company had 3,085,817 shares outstanding.
If the Company’s life insurance subsidiary, FLAC, is successful in implementing its marketing plans and its premiums increase significantly as a result, then FLAC may require additional capital contributions in 2007 from the parent company. In this event, capital contributions are not expected to exceed $1,000,000 and any such required contributions are expected to be funded from the parent company’s cash reserves.
In February 2007, the Company announced an agreement to acquire all of the outstanding common stock of Brooke Savings Bank in exchange for 6,047,904 shares of the Company’s stock (2,015,968 new shares, after the effect of the reverse stock split) with a value of approximately $10,100,000. Although the transaction, if consummated, will not affect the parent company’s cash balances, it will increase the Company’s total equity capital. If Brooke Savings Bank is acquired and it is successful in implementation of its business plans, then the bank may require additional capital contributions in 2007 from the parent company. In this event, capital contributions are not expected to exceed $10,000,000 and any such required contributions are expected to be funded from the sale by the parent company of common or preferred equity to public or private investors.
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

Recently Issued Accounting Principals
On July 14, 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006, which, for the Company, is fiscal year 2007. The Company does not anticipate a material effect on its consolidated financial statements as a result of the issuance of FIN 48.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for the Company beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s reported results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for an entity’s first fiscal year that begins after November 15, 2007, which, for the Company, is fiscal year 2008. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s reported results of operations and financial position.
Related Party Transactions
On March 2, 2005, the Company entered into a Stock Repurchase Agreement with Brooke under which the Company repurchased 450,500 shares of Company common stock from Brooke. Brooke had previously acquired the shares from a third party for a total purchase price of $772,255. The privately negotiated transaction involved approximately 9.7 % of Company common stock then outstanding. The shares were purchased at a price of $1.71 per share for a total purchase price of $770,355. The Company paid the purchase price using $200,000 of its working capital and financed the remaining amount with a loan from Brooke Credit at a fixed rate of 8% over a ten-year period. The repurchase agreement also granted Brooke warrants to purchase up to 150,000 shares of Company common stock at prices ranging from $1.71 to $5.00 per share. These warrants were cancelled as part of the 2006 Stock Purchase Agreement (as later defined).
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
The Boards of Directors of the Company and FLAC and the Kansas Insurance Department (“KID”) authorized the parent company to sell its office building and related real estate to FLAC. The proceeds were used in part to repay the notes to Vision Bank and Brooke described above. Closing of this transaction occurred May 1, 2006.
On October 5, 2006, Mr. Van Engelen was awarded a warrant to purchase up to 50,000 shares of Company common stock at an exercise price of $1.72 per share (16,666 shares at an exercise price of $5.16 per share after the 1-for-3 reverse stock split effective April 13, 2007). The warrant was awarded to Mr. Van Engelen in exchange for his services in successfully negotiating and closing the transactions contemplated by the 2006 Stock Purchase Agreement. Mr. Van Engelen entered into an employment agreement with the Company effective December 8, 2006 to serve as President and CEO of FLAC.

On October 5, 2006, Thomas Fogt, a then director of the Company, was awarded a warrant to purchase up to 100,000 shares of Company common stock at an exercise price of $1.72 per share (33,333 shares at an exercise price of $5.16 per share after the 1-for-3 reverse stock split). Mr. Fogt was awarded the warrant in exchange for his services in successfully negotiating and closing the transactions proposed by the 2006 Stock Purchase Agreement.
The Company entered into a Stock Purchase and Sale Agreement dated October 6, 2006 (the “2006 Stock Purchase Agreement”) with Brooke that provided for a series of transactions that resulted in the acquisition by Brooke of a majority of FACC’s outstanding common stock. As more fully discussed in “Description of Business — Recent Developments” and “Market for Common Equity and Related Stockholder Matters — Sales of Unregistered Securities” sections of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, Brooke had or has a direct and/or indirect material interest in the 2006 Stock Purchase Agreement. Brooke also has an indirect interest in the Company’s proposed acquisition of Brooke Savings Bank. As a result of his relationship with Brooke, Robert Orr, a Company director and the Company’s Chairman of the Board, President and Chief Executive Officer, has an indirect material interest in these transactions.
With respect to the Company’s proposed acquisition of Brooke Savings Bank from Brooke Brokerage Corporation (“BBC”), the Company agreed to exchange 6,047,904 shares of its common stock (2,015,968 shares after the effects of the reverse stock split) with a value of approximately $10.1 million, for all of the stock of Brooke Savings Bank. The agreed upon purchase price of approximately $10.1 million equals the price paid by BBC to acquire Brooke Savings Bank on January 8, 2007. For the purpose of the proposed transaction, the shares of Company common stock have been valued at $1.67 per share. This valuation equals the approximate price per share paid by Brooke for its 55% ownership interest in the Company in the change of control transactions that occurred in December 2006 and January 2007. Based on the number of Company shares of common stock currently outstanding, and taking into account the results of the tender offer for shares of the Company’s common stock concluded on April 2, 2007, the proposed transaction would result in an increase in Brooke’s combined direct and indirect ownership of the Company from 55% to approximately 74%. The proposed transaction, after adjustments, would also reduce Brooke’s indirect ownership of Brooke Savings Bank from 100% to approximately 74%.
BAC entered into a services agreement with Brooke on March 21, 2007 that, in addition to other benefits to BAC, provided for the transfer of certain additional loan brokerage activities that were not a part of the original transfer of loan brokerage activities provided for in the 2006 Stock Purchase Agreement between the Company and Brooke.
This services agreement provides for monthly fees totaling $145,000, beginning in April 2007 and continuing until December 2007.
The Company’s cash balances are sometimes commingled with the balances of Brooke and its other subsidiaries for cash management purposes.
The Company has employed Robert Orr, as CEO of the Company and William Morton, as CFO of the Company. These individuals are also employed by Brooke or its other subsidiaries.
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
Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Coupon and/or dividend income represent the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments. The changes in the fair market values of such investments are inversely related to changes in market interest rates. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable and the market values rise. As interest rates rise, the opposite effect occurs.

The Company’s mortgage loan investments are also particularly sensitive to interest rate changes. As long-term rates fall, borrowers become more likely to refinance their mortgages causing a prepayment of outstanding mortgage principal that requires reinvestment at lower rates. As interest rates rise, policyholders may become more likely to surrender policies or to borrow against cash values, often to meet sudden needs in an inflationary environment or to invest in higher yielding opportunities elsewhere. This risk of disintermediation may force the Company to liquidate part of its portfolio at a time when the fair market values of fixed income investments are falling.
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
ITEM 3. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and the information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of those controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting management on a timely basis, of material information required to be disclosed in the Company’s reports as set forth in this section.
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
Since March 31, 2006, the Company has taken significant steps to remediate this material weakness, including enhancing the knowledge and skills of the existing staff, hiring outside consultants and independent contractors to assist the staff in handling financial statement matters, and engaging as a full-time consultant an individual who had previously served as the Company’s controller and who during that tenure was primarily responsible for preparing both the Company’s statutory and GAAP financial statements. On March 1, 2007, the Board of Directors elected Mr. Morton as the new Chief Financial Officer replacing John Van Engelen, the President and Chief Executive Officer of FLAC, who served in an interim capacity as the Chief Financial Officer of the Company from January 31, 2007 to March 1, 2007.
With these remediation steps remaining in place and the addition of the functional financial support to be provided by Brooke pursuant to the Brooke Servicing Agreement referred to above, management believes that the material weakness will continue to be remediated and that the Company’s internal control over financial reporting as of the date of this report is effective at a reasonable assurance level and has been for a period of time prior hereto. In connection with its review of the financial statements filed with the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2006, the Company’s independent public accounting firm has advised management that it has not identified any matters that it considered to represent material weaknesses.
Internal Control Over Financial Reporting. Except for our remediation efforts that are related to the material weakness previously identified and discussed above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting for the quarter ended March 31, 2007. We have undertaken remediation efforts, as discussed above. These staffing additions and training efforts are in response to the material weaknesses identified.

PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Subsequent to the end of the Company’s fiscal quarter ended March 31, 2007, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock on April 2, 2007. The Company accepted for purchase 379,248 shares of its $0.01 par value common stock at a price of $1.60 per share for an aggregate purchase price of approximately $607,000. Upon completion of the offer, the Company had 9,264,212 shares of common stock outstanding. As noted previously, effective as of the close of business on April 13, 2007, the Company completed a 1-for-3 reverse stock split. Upon completion of the reverse stock split, the Company had 3,085,817 shares of common stock outstanding (after the purchase of fractional shares representing the equivalent of 2,253 shares).
The following table provides information about the repurchases made by the Company as a result of the tender offer.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

March 2 — April 2, 2007	379,248 (126,416 post split)	$1.60 ($4.80 post split)	379,248 (126,416 post split)	0
The following table provides information about the repurchases made by the Company as a result of its commitment to purchase for cash any fractional shares that resulted from the reverse stock split.

Date	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 13, 2007	2,253	$5.16	2,253	0
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At a special meeting of shareholders held on January 31, 2007, a majority of the shareholders approved (a) amendments to the Company’s Articles of incorporation to (i) increase the number of shares of common stock that the Company is authorized to issue from 8,000,000 shares to 25,000,000 shares, (ii) increase the number of shares of preferred stock that the Company is authorized to issue from 550,000 shares to 1,550,000 shares, and (iii) reduce the par value of each share of common stock from $.10 to $.01, and (b) a reverse stock split of the Company’s common stock and the cash out of fractional shares at the equivalent of $1.72 per whole share.
As of the close of business on April 13, 2007, the Company effected a 1-for-3 reverse stock split of its outstanding $0.01 par value common stock, in accordance with the terms approved by shareholders in their meeting on January 31, 2007.

ITEM 5. OTHER INFORMATION
Conclusion of Tender Offer
As discussed under Item 2 of this quarterly report on Form 10-QSB, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock on April 2, 2007. More detailed information about the tender offer is available in the Company’s current report on Form 8-K filed on April 9, 2007.
ITEM 6. EXHIBITS
a)	Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of First American Capital Corporation (Incorporated by reference from Exhibit 2.1 to the Registrant’s amended Form 10-SB filed August 13, 1999)

3.2	Bylaws of First American Capital Corporation, as amended (Incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed April 11, 2005)

4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible and Callable Preferred Stock (Incorporated by reference from Exhibit 3 to the Registrant’s amended Form 10-SB filed August 13, 1999)

10.1	Servicing Agreement between Brooke Corporation and Brooke Capital Advisors, Inc. dated March 21, 2007 (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

(*) Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FIRST AMERICAN CAPITAL CORPORATION

Date: April 25, 2007	By:	/s/ ROBERT D. ORR
Robert D. Orr
President & Chief Executive Officer

Date: April 25, 2007	By:	/s/ WILLIAM R. MORTON, JR.
William R. Morton, Jr.
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of First American Capital Corporation (Incorporated by reference from Exhibit 2.1 to the Registrant’s amended Form 10-SB filed August 13, 1999)

3.2	Bylaws of First American Capital Corporation, as amended (Incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed April 11, 2005)

4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible and Callable Preferred Stock (Incorporated by reference from Exhibit 3 to the Registrant’s amended Form 10-SB filed August 13, 1999)

10.1	Servicing Agreement between Brooke Corporation and Brooke Capital Advisors, Inc. dated March 21, 2007 (*)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

(*) Filed herewith