Form 10QSB
period 2007-06-30
BROOKE CAPITAL CORP
filed 2007-07-27
CIK 1082084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number : 0-25679
BROOKE CAPITAL CORPORATION
(Exact Name of small business issuer in its charter)

Kansas	48-1187574

(State of incorporation)	(I.R.S. Employer Identification Number)

8500 College Blvd., Overland Park, KS 66210

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, $.01 Par Value — 3,085,817 shares as of July 19, 2007
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

BROOKE CAPITAL CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
Assets	2007	2006

Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost, $17,023,155 in 2007 and $12,532,067 in 2006)	$16,384,834	$12,298,780
Equity securities (cost of $241,600 in 2007 and $258,400 in 2006)	239,617	283,060
Investments in real estate	274,564	274,564
Policy loans	181,032	166,026
Mortgage loans on real estate	1,898,628	1,937,281
Other investments	3,460,975	3,067,369

Total investments	22,439,650	18,027,080

Cash and cash equivalents	4,804,645	3,542,928
Accrued investment income	294,770	233,858
Accounts receivable	134,326	281,894
Reinsurance receivables	180,509	112,145
Deferred policy acquisition costs (net of accumulated amortization of $4,808,605 in 2007 and $4,449,936 in 2006)	5,340,116	5,209,693
Property and equipment (net of accumulated depreciation of $1,006,888 in 2007 and $945,228 in 2006)	2,578,902	2,627,586
Other assets	1,013,031	1,221,559

Total assets	$36,785,949	$31,256,743

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	(Unaudited)
	June 30,	December 31,
Liabilities and Shareholders' Equity	2007	2006

Policy and contract liabilities:
Future annuity benefits	$16,857,235	$13,658,174
Future policy benefits	6,590,741	6,109,055
Liability for policy claims	97,561	211,932
Policyholder premium deposits	80,642	104,038
Deposits on pending policy applications	16,031	27,788
Reinsurance premiums payable	49,538	54,732
Amounts held under reinsurance	—	18,321

Total policy and contract liabilities	23,691,748	20,184,040

Commissions, salaries, wages and benefits payable	279,906	49,661
Other liabilities	427,522	257,085
Federal income taxes payable	662,631	—
Deferred federal income taxes payable	422,044	508,380

Total liabilities	25,483,851	20,999,166

Shareholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized; 3,214,486 issued and 3,085,817 outstanding in 2007; and 2,666,666 issued and outstanding in 2006	32,145	26,667
Additional paid in capital	14,919,456	14,530,631
Accumulated deficit	(2,401,248)	(4,132,804)
Accumulated other comprehensive loss	(512,258)	(166,917)
Less: Treasury stock held at cost (128,669 shares in 2007 and 0 shares in 2006)	(735,997)	—

Total shareholders’ equity	11,302,098	10,257,577

Total liabilities and shareholders’ equity	$36,785,949	$31,256,743

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Gross premium income	$968,183	$972,407	$2,187,358	$2,236,373
Reinsurance premiums assumed	6,471	6,471	9,058	8,637
Reinsurance premiums ceded	(125,493)	(150,520)	(274,191)	(312,873)

Net premium income	849,161	828,358	1,922,225	1,932,137
Net investment income	353,180	267,710	675,811	533,676
Net realized investment gain (loss)	80,640	(68,293)	80,594	(70,017)
Rental income	59,596	59,057	119,192	118,114
Consulting fees and other income	3,989,951	1,054	4,245,158	1,305

Total revenue	5,332,528	1,087,886	7,042,980	2,515,215

Benefits and expenses:
Increase in policy reserves	152,060	185,348	481,686	435,325
Policyholder surrender values	59,040	76,556	145,746	147,921
Interest credited on annuities and premium deposits	193,109	142,943	365,853	269,247
Death claims	103,745	162,467	417,282	295,031
Commissions	245,021	175,299	498,435	425,620
Policy acquisition costs deferred	(238,346)	(162,257)	(489,092)	(437,251)
Amortization of deferred policy acquisition costs	194,810	209,827	358,669	365,743
Salaries, wages, and employee benefits	879,573	218,176	1,228,510	489,009
Miscellaneous taxes	28,703	32,223	58,344	59,351
Other operating costs and expenses	1,012,676	230,231	1,357,876	589,323

Total benefits and expenses	2,630,391	1,270,813	4,423,309	2,639,319

Income (Loss) before income tax expense	2,702,137	(182,927)	2,619,671	(124,104)

Income tax expense	888,115	—	888,115	—

Net Income (Loss)	$1,814,022	$(182,927)	$1,731,556	$(124,104)

Net Income (Loss) per common share — basic and diluted	$0.58	$(0.13)	$0.57	$(0.09)

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income (loss)	$1,814,022	$(182,927)	$1,731,556	$(124,104)

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding loss during the period	(371,432)	(285,437)	(351,083)	(589,804)
Less: Reclassification for gains (loss) included in net income	80,640	(68,293)	80,594	(70,017)
Tax benefit	90,415	40,334	86,336	103,197

Other comprehensive loss	(361,657)	(176,810)	(345,341)	(416,590)

Comprehensive income (loss)	$1,452,365	$(359,737)	$1,386,215	$(540,694)

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six months ended
	June 30,	June 30,
	2007	2006
Operating activities:
Net income (loss)	$1,731,556	$(124,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest credited on annuities and premium deposits	365,853	269,247
Net realized investment (gain) loss	(80,594)	70,017
Provision for depreciation	62,278	66,117
Amortization of premium and accretion of discount on fixed maturity and short-term investments	(104,114)	(42,505)
Acquisition costs capitalized	(489,092)	(437,251)
Amortization of deferred acquisition costs	358,669	365,743
(Increase) decrease in assets:
Accrued investment income	(60,912)	24,476
Accounts receivable	147,568	68,263
Reinsurance receivables	(68,364)	(34,050)
Policy loans	(15,006)	(38,437)
Other assets	208,528	(97,813)
Increase (decrease) in liabilities:
Future policy benefits	481,686	435,325
Liability for policy claims	(114,371)	(12,979)
Deposits on pending policy applications	(11,757)	7,120
Reinsurance premiums payable	(5,194)	(41,137)
Amounts held under reinsurance	(18,321)	(123,650)
Commissions, salaries, wages and benefits payable	230,245	(70,244)
Income tax payable	662,631	—
Other liabilities	170,434	56,523

Net cash provided by operating activities	$3,451,723	$340,661
See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(Unaudited)
	Six months ended
	June 30,	June 30,
	2007	2006
Investing activities:
Purchase of available-for-sale fixed maturities	$(4,536,733)	$(664,852)
Sale of available-for-sale fixed maturities	—	2,258,015
Maturity of available-for-sale fixed maturities	23,958	471,000
Sale of available-for-sale equities	97,440	222,699
Additions to property and equipment	(13,594)	(7,755)
Purchase of other investments	(592,400)	(1,329,068)
Maturity of other investments	324,552	203,687
Payments received on mortgage loans	38,653	27,429

Net cash used in investing activities	(4,658,124)	1,181,155

Financing activities:
Payments on notes payable	—	(2,272,986)
Deposits on annuity contracts	3,307,397	1,929,687
Surrenders on annuity contracts	(472,299)	(337,060)
Policyholder premium deposits	2,431	—
Withdrawals on policyholder premium deposits	(27,717)	(14,109)
Purchase of treasury stock	(735,997)	—
Proceeds from redemption of warrant	394,303	—

Net cash provided by financing activities	2,468,118	(694,468)

Increase (decrease) in cash and cash equivalents	1,261,717	827,348

Cash and cash equivalents, beginning of period	3,542,928	249,109

Cash and cash equivalents, end of period	$4,804,645	$1,076,457

Supplemental disclosure of cash activities:
Interest paid	$—	$62,295

Income taxes paid	$—	$—

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Brooke Capital Corporation (“BCAP” formerly First American Capital Corporation) and its Subsidiaries (collectively the “Company”) for the three month and six month periods ended June 30, 2007 and 2006 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.
Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
A complete summary of significant accounting policies is included in the notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.
2. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) is calculated by including the weighted average effect of dilutive warrants outstanding during the periods. The weighted average number of shares issuable upon the exercise of outstanding warrants assumes that the applicable proceeds from such exercises are used to acquire treasury shares at the average price of common stock during the periods. Basic and diluted net income (loss) per share for the three month and six month periods ended June 30, 2007 and 2006, were determined as follows (adjusted for the 1-for-3 reverse stock split approved by the Company’s shareholders on January 31, 2007 and effective as of April 13, 2007):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,814,022	$(182,926)	$1,731,556	$(124,104)

Denominator:
Average common shares outstanding (after the effect of 1-for-3 reverse stock split) used for basic and diluted earnings per share	3,101,568	1,419,019	3,063,890	1,419,019

Earnings (loss) per share — basic and diluted	$0.58	$(0.13)	$0.57	$(0.09)

On April 2, 2007, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock. The Company accepted for purchase 379,248 (126,416 post 1-for-3 reverse stock split) shares of its common stock at a price of $1.60 ($4.80 post split) per share for an aggregate price paid to shareholders of approximately $607,000. In connection with the execution of the reverse stock split, the Company purchased an additional 2,253 shares of common stock in accordance with its commitment to purchase for cash, any fractional shares that resulted from the reverse stock split. As of July 19, 2007, the Company had 3,085,817 shares of common stock outstanding.

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
4. Reinsurance
Effective September 29, 2005, the Company and Wilton Reassurance Company (“Wilton Re”), of Wilton, CT, executed a binding letter of intent whereby both parties agreed that the Company would cede the simplified issue version of its Golden Eagle Whole Life (Final Expense) product to Wilton Re on a 50/50 quota share original term coinsurance basis. The letter of intent was executed on a retroactive basis to cover all applicable business issued by the Company subsequent to January 1, 2005. Wilton Re has agreed to provide various commission and expense allowances to the Company in exchange for the Company ceding 50% of the applicable premiums to Wilton Re as they are collected. As of June 24, 2006, Wilton Re terminated the reinsurance treaty, for new business issued after the termination date.
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
FLAC is licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky, Nebraska and Ohio. In the fourth quarter 2005, Ohio suspended FLAC’s license because its statutory capital and surplus fell below the minimum amount of $2,500,000 as of September 30, 2005. This shortfall was corrected as of December 31, 2005 and Ohio reinstated FLAC’s license in 2006. FLAC operated under a Confidential Memorandum of Understanding (MOU) which restricted its ability to write new business in Ohio until May 3, 2007, when FLAC was released from its MOU with the Ohio Department of Insurance. FLAC is now working to re-establish relationships with agents in that market.

6. Financial Information Relating to Industry Segments
The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations (conducted by FLAC and by BCAP pursuant to a shared Services Agreement); brokerage operations conducted by BCA and corporate operations. All sales of life insurance by FLAC are to unaffiliated customers. Financial information related to these three segments of the Company’s business is presented below as of the dates and for the periods indicated:

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Life and annuity insurance operations	$1,260,520	$1,067,962	$2,708,441	$2,433,356
Brokerage operations	3,989,925	1,055	4,245,132	1,270
Corporate	82,083	18,869	89,407	80,589

Total	$5,332,528	$1,087,886	$7,042,980	$2,515,215

Income (loss) before income taxes:
Life and annuity insurance operations	$215,733	$(67,691)	$223,124	$176,776
Brokerage operations	2,853,315	(1,480)	2,932,440	(6,426)
Corporate	(366,911)	(113,756)	(535,893)	(294,454)

Total	$2,702,137	$(182,927)	$2,619,671	$(124,104)

Depreciation and amortization expense:
Life and annuity insurance operations	$212,447	$221,793	$393,553	$377,709
Brokerage operations	48	146	97	292
Corporate	11,128	18,580	27,297	53,859

Total	$223,623	$240,519	$420,947	$431,860

	June 30,	December 31,
	2007	2006
Assets:
Life and annuity insurance operations	$31,305,082	$28,570,332
Brokerage operations	4,499,222	1,198,212
Corporate	981,645	1,488,199

Total	$36,785,949	$31,256,743

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report on Form 10-QSB for the quarter and six month period ended June 30, 2007 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. Among other things, these statements relate to the Company’s financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.
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
Consulting Fees. Brooke Capital Advisors, Inc. (“BCA”) uses its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, managing general agencies and managing general agencies that own insurance companies, specializing in hard-to-place insurance sales, captive insurance agencies and funeral homes. BCA receives consulting fees for these activities. The fees associated with this service are recognized upon loan closing as all of the consulting services related to the transaction have been provided by BCA at or prior to closing.
BCA will also use its expertise in the hard-to-place and niche insurance industry to preserve collateral and monitor insurance agency borrowers on behalf of lenders. Fees are received for this collateral preservation activity. An initial fee is received and recognized upon loan closing. Ongoing fees are received monthly from these activities and are recognized as services are provided.

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
Reinsurance. Reinsurance is one of the tools that the Company uses to accomplish its business objectives. A variety of reinsurance vehicles is currently in use. Reinsurance supports a multitude of corporate objectives including managing statutory capital, reducing volatility and reducing surplus strain. At the customer level it increases the Company’s capacity, provides access to additional underwriting expertise, and generally makes it possible for the Company to offer products at competitive levels that the Company could not otherwise bring to market without reinsurance support.

Results of Operations and Financial Condition
The Company’s consolidated results of operations improved as a result of the Company’s expansion of its loan brokerage activities beginning in the fourth quarter of 2006 pursuant to a brokerage agreement with a Brooke Corporation (“Brooke”) subsidiary. Brooke owns a majority of the Company’s common stock. That activity and other significant aspects of the Company’s operations during the first half of 2007 are discussed below. The following table shows revenues and expenses (in thousands, except percentages) for the three and six month periods ended June 30, 2007 and 2006, along with selected percentage changes from period to period.

			2007			2007
	Three months ended		% increase	Six months ended		% increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2007	2006	over 2006	2007	2006	over 2006
Revenues:
Gross premium income	$968	$973		$2,187	$2,236
Reinsurance premiums assumed	6	6		9	9
Reinsurance premiums ceded	(125)	(151)		(274)	(313)

Net premium income	849	828	3%	1,922	1,932	-1%
Net investment income	353	268	32%	676	534	27%
Net realized investment gain (loss)	81	(68)		81	(70)
Rental income	60	59		119	118
Consulting fees and other income	3,989	1		4,245	1

Total revenue	5,332	1,088	390%	7,043	2,515	180%

Benefits and expenses:
Increase in policy reserves	152	185	-18%	482	435	11%
Policyholder surrender values	59	77	-23%	146	148	-1%
Interest credited on annuities and premium deposits	193	143	35%	366	269	36%
Death claims	104	162	-36%	417	295	41%
Commissions	245	175	40%	498	426	17%
Policy acquisition costs deferred	(238)	(162)	47%	(489)	(437)	12%
Amortization of deferred policy acquisition costs	195	210	-7%	359	366	-2%
Salaries, wages, and employee benefits	880	218	303%	1,229	489	151%
Miscellaneous taxes	29	32	-11%	58	59	-2%
Other operating costs and expenses	1,011	231	337%	1,357	589	130%

Total benefits and expenses	2,630	1,271	107%	4,423	2,639	68%

Income (Loss) before income tax expense	2,702	(183)		2,620	(124)

Income tax expense	888	—		888	—

Net Income (Loss)	$1,814	$(183)		$1,732	$(124)

Loan Brokerage Operations
The Company reported higher levels of revenue during the second quarter of 2007 compared to the second quarter of 2006 as a result of its ability to broker loans to managing general insurance agencies through its subsidiary, BCA. During this period, BCA generated almost $3,700,000 in loan and other related fees. These amounts, along with other loan brokerage consulting related fees totaled $3,990,000 for the second quarter of 2007 and $4,245,000 for the six months ended June 30, 2007. No similar fees were reported during the first six months of 2006. Income before taxes from the loan brokerage subsidiary was about $2,853,000 and $2,932,000 during the three and six month periods ended June 30, 2007.

Significant expenses related to the loan brokerage activity for the three and six month periods ended June 30, 2007 included salaries, wages and employee benefits of about $514,000 and $649,000, respectively. Incentive compensation related to second quarter loan closings is the primary reason for the increase in commissions and payroll related amounts payable at June 30, 2007. Other significant expenses during the three months ended June 30, 2007 included loan brokerage expenses of about $125,000 and shared services expenses of $435,000 paid to Brooke Corporation.
Life and Annuity Operations
The following table provides information concerning net premium income, in thousands, reported by the Company’s life insurance subsidiary, FLAC, during the three and six month periods ended June 30, 2007 and 2006:

			2007			2007
	Three months ended		% increase	Six months ended		% increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2007	2006	over 2006	2007	2006	over 2006
First year
Life insurance premiums	$117	$180		$238	$417
Reinsurance premiums ceded	(3)	(79)		(20)	(181)

Net first year premium income	114	101	12%	218	236	-8%

Renewal
Life insurance premiums	850	789		1,945	1,809
Reinsurance premiums ceded	(122)	(71)		(254)	(132)

Net renewal year premium income	728	718	1%	1,691	1,677	1%

Single premium	1	3		4	10
Reinsurance premiums assumed	6	6		9	9

Net premium income	$849	$828	3%	$1,922	$1,932	-1%

Net premium income levels for the three and six month periods ended June 30, 2007 were similar to those reported in the comparable prior year periods. Gross first year premium income in 2007 continues to trail the levels reported during 2006 primarily due to FLAC’s inability to write new business in the state of Ohio during those periods and capital restrictions that limited it’s ability to promote other new business. FLAC was released from its Memorandum of Understanding with the Ohio Department of Insurance on May 3, 2007 and is now working to re-establish relationships with agents in that market. The significant decline in first year reinsurance premiums ceded is due to the termination of the reinsurance treaty with Wilson Re for the life insurance company’s Final Expense product for policies issued after June 24, 2006.
Net renewal year premium income increased slightly during the three and six month periods ended June 30, 2007 as compared to the prior year periods. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first policy anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year’s first year premium. The increases in reinsurance premiums ceded are due to policies ceded to Wilton Re from January 1, 2005 to June 24, 2006 surpassing their first year policy anniversary.
Increased policy reserve expense for the six months ended 2007 as compared to the same period in 2006 reflect the higher levels of expense recorded during the first quarter of 2007. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserve requirements will continue to increase.

The Company’s experience with death claims improved significantly during the second quarter of 2007 as those expenses were 36% below the levels reported during the same period in the prior year. However, death claims expense for the six month period ended June 30, 2007 was 41% higher than the same period in 2006 reflecting a higher level of claims filed during the first quarter of 2007 as compared to the same time period in 2006. As a result of recent payouts on death claims and a decline in the number of claims filed, the Company’s reported liability for policy claims is about $98,000 at June 30, 2007 as compared to $212,000 at December 31, 2006.
Commission expense increased 40% and 17% during the three and six month periods ended June 30, 2007 as compared to the prior year periods. Commission expense is based on a percentage of premiums and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The significant increase in this expense during the second quarter of 2007 is due to the termination of the reinsurance treaty with Wilton Re resulting in a significant reduction in first year commission allowance.
Policy acquisition costs deferred increased 47% during the second quarter of 2007 as compared to the same period in the prior year. These acquisition costs result from the capitalization of costs related to the sales of life insurance and include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management performs quarterly reviews of the recoverability of deferred acquisition costs based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.
Interest credited on annuities and premium deposits increased 35% and 36% during the three and six month periods ended June 30, 2007 as compared to the prior year periods. A similar increase was noted during the first quarter of 2007 and reflects the increases in annuity fund balances due to deposits of about $3,307,000 less surrenders of about $472,000 during the six month period ended June 30, 2007. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce. Increases in the Company’s annuity and policy benefit liabilities are largely related to increased sales of the Company’s various annuity and life insurance products. Reserves for future policy benefits are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions.
The Company’s available-for-sale fixed maturity securities increased to about $16,385,000 as a result of its ability to invest funds generated from the sale of annuity and other insurance products and other sources. Purchases of available-for-sale fixed maturity securities, net of maturities were about $4,513,000. Net investment income was 32% and 27% higher during the three and six month periods ended June 30, 2007 as compared to the prior year periods primarily as a result of this growth in the portfolio. During the second quarter of 2007, the market value of the Company’s available-for-sale fixed maturity and equity securities declined by about $371,000, due primarily to changes in interest rates. As a result, the Company’s other comprehensive income was reduced by about $362,000 for the three month period ended June 30, 2007. Similar declines were reported for the six month period ended June 30, 2007.
Corporate and other activities
On March 30, 2007, the Company’s application to acquire a 100% interest in Brooke Savings Bank was filed with the Office of Thrift Supervision (OTS).
During April 2007, the Company completed a tender offer, buying back 379,248 shares (126,416 post split) of its stock for a price of $1.60 per share ($4.80 post split). Also in April, the Company completed a 1-for-3 reverse stock split buying back 2,253 shares of common stock resulting from the split. Direct costs associated with the purchase of these shares have been included as a part of the overall cost of acquiring this Treasury stock.
During May 2007, the Company filed its application with the American Stock Exchange (AMEX) for original listing of its common stock.

Consulting, legal, filing and other fees related to the applications filed with the OTS and AMEX and the recently completed reverse stock split totaling about $201,000 have been charged to expense during the three months ended June 30, 2007. These costs, along with the loan brokerage and shared services expenses incurred during the second quarter by BCA (described above) represent substantially all of the significant increases noted in the Company’s consolidated other operating costs and expenses during the three and six month periods ended June 30, 2007 as compared to the same periods in the prior year.
The Company’s Chief Executive and Chief Financial Officers assumed their current positions on March 1, 2007. Their compensation related expenses, along with those previously discussed for BCA, represent substantially all of the significant increases noted in the Company’s consolidated salaries, wages, and employee benefits expense during the three and six month periods ended June 30, 2007 as compared to the same periods in the prior year.
During the second quarter of 2007, the Company received $97,000 as a payout on its original investment in the stock of an unaffiliated insurance holding company. The resulting gain of $81,000 has been reported as income during the period.
The Company recorded a consolidated income tax provision of $888,000 during the second quarter of 2007. In recording this provision, the Company has recognized the benefit associated with utilization of available net operating loss carry-forward amounts, subject to limitations under the tax code. The Company’s deferred income tax asset and valuation allowance related to the benefit associated with remaining net operating loss carry-forward amounts have been reduced accordingly. Federal and state income taxes payable have been reduced for income taxes receivable related to amounts withheld by taxing authorities on certain lottery cash flow contracts held by the Company.
The Company’s other assets included receivables from an affiliate of about $953,000 and $1,196,000 at June 30, 2007 and December 31, 2006, respectively. Other liabilities included payables to affiliates of about $229,000 at June 30, 2007. The Company’s cash balances are sometimes commingled with the balances of Brooke and its other subsidiaries for cash management purposes. As mentioned above, the Company recorded $435,000 in expense during the second quarter of 2007 in connection with a shared services agreement between BCA and Brooke.
Liquidity and Capital Resources
During 2007, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to make various investments. At June 30, 2007, the Company’s cash and cash equivalents and other liquid assets, in thousands, included the following (as compared to December 31, 2006):

	Brooke Capital	Brooke Capital	First Life America
	Corporation	Advisors	Corporation	Consolidated
Cash and Cash Equivalents	$885	$3,546	$374	$4,805
Securities available-for-sale	—	—	16,624	16,624

June 30, 2007	$885	$3,546	$16,998	$21,429

December 31, 2006	$1,978	$1	$14,129	$16,108

During the first six months of 2007, the Company’s net cash provided by operations was approximately $3,452,000 as compared to $341,000 during the first six months of 2006. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities.
Existing cash balances at the parent company level combined with expected cash flows from its brokerage subsidiary, income tax sharing arrangements and administrative services reimbursements from FLAC are believed by management to be sufficient to fund the parent’s normal operations and pay its corporate expenses, income taxes and dividends.

The nature of the Company’s brokerage subsidiary’s operations is such that it is not expected to require any capital contributions in 2007. Instead, if BCA is successful in implementing its marketing plans, it will likely be a source of cash to BCAP. If the Company’s life insurance subsidiary, FLAC, is successful in implementing its marketing plans and its premiums increase significantly as a result, then FLAC may require additional capital contributions in 2007 from the parent company. In this event, capital contributions are not expected to exceed $1,000,000 and any such required contributions are expected to be funded internally.
As previously noted, the Company has filed an application with the AMEX for an original listing on that exchange. Management believes that such a listing will improve the Company’s prospects for selling additional equity securities, acquiring a business by merger or issuing debt. If another suitable bank, life insurance or brokerage acquisition opportunity arises, the Company may require additional capital. In this event, the required capital for an acquisition is expected to be funded from the sale of common or preferred equity to public or private investors.
The Company is currently awaiting notice from the OTS regarding their review of its application to acquire all of the outstanding common stock of Brooke Savings Bank in exchange for 2,015,968 shares of the Company’s common stock (value estimated of approximately $10,100,000). Although the transaction, if consummated, will not affect the parent company’s cash balances, it will increase the Company’s total equity capital. If Brooke Savings Bank is acquired and it is successful in implementing its business plan, the Bank may require additional capital contributions from BCAP. In this event, additional capital requirements are not expected to exceed $10,000,000 and are expected to be funded from the sale of the Company’s common or preferred stock to public or private investors.
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
Recently Issued Accounting Standards
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

Related Party Transactions
On March 2, 2005, the Company entered into a Stock Repurchase Agreement with Brooke under which the Company repurchased 450,500 shares of Company common stock from Brooke. Brooke had previously acquired the shares from a third party for a total purchase price of $772,255. The privately negotiated transaction involved approximately 9.7 % of Company common stock then outstanding. The shares were purchased at a price of $1.71 per share for a total purchase price of $770,355. The Company paid the purchase price using $200,000 of its working capital and financed the remaining amount with a loan from Brooke Credit Corporation, an affiliate of Brooke, at a fixed rate of 8% over a ten-year period. The repurchase agreement also granted Brooke warrants to purchase up to 150,000 shares of Company common stock at prices ranging from $1.71 to $5.00 per share. These warrants were cancelled as part of the 2006 Stock Purchase Agreement (as later defined).
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
On October 5, 2006, Mr. Van Engelen, a then officer and director of the Company, was awarded a warrant to purchase up to 50,000 shares of Company common stock at an exercise price of $1.72 per share (16,666 shares at an exercise price of $5.16 per share after the 1-for-3 reverse stock split effective April 13, 2007). The warrant was awarded to Mr. Van Engelen in exchange for his services in successfully negotiating and closing the transactions contemplated by the 2006 Stock Purchase Agreement. Mr. Van Engelen entered into an employment agreement with the Company effective December 8, 2006 to serve as President and CEO of FLAC.
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
The Company entered into a Stock Purchase and Sale Agreement dated October 6, 2006 (the “2006 Stock Purchase Agreement”) with Brooke that provided for a series of transactions that resulted in the acquisition by Brooke of a majority of BCAP’s outstanding common stock. As more fully discussed in “Description of Business — Recent Developments” and “Market for Common Equity and Related Stockholder Matters — Sales of Unregistered Securities” sections of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, Brooke had or has a direct and/or indirect material interest in the 2006 Stock Purchase Agreement. Brooke also has an indirect interest in the Company’s proposed acquisition of Brooke Savings Bank. As a result of his relationship with Brooke, Robert D. Orr, a Company director and the Company’s Chairman of the Board, President and Chief Executive Officer, has an indirect material interest in these transactions.
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
BCA entered into a services agreement with Brooke on March 21, 2007 that, in addition to other benefits to BCA, provided for the transfer of certain additional loan brokerage activities that were not a part of the original transfer of loan brokerage activities provided for in the 2006 Stock Purchase Agreement between the Company and Brooke. This services agreement provides for monthly fees totaling $145,000, beginning in April 2007 and continuing until December 2007.

Included in the Company’s other assets are certain receivables from an affiliate of about $953,000 and $1,196,000 at June 30, 2007 and December 31, 2006, respectively. These amounts represent fees earned by BCA in connection with its ongoing collateral preservation and loan brokerage activities. Other liabilities at June 30, 2007 included payables to affiliates of about $229,000 of which $145,000 represented the amount due for one month’s shared services fee. The Company’s cash balances are sometimes commingled with the balances of Brooke and its other subsidiaries for cash management purposes.
The Company has employed Robert D. Orr, as CEO of the Company and William R. Morton Jr., as CFO of the Company. These individuals are also employed by Brooke or its other subsidiaries. The Company reimburses Brooke and certain of its affiliates for the payroll related costs of these and other employees.
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
With these remediation steps remaining in place and the addition of the functional financial support provided by Brooke pursuant to the Brooke Servicing Agreement referred to above, management believes that the material weakness has been remediated and that the Company’s internal control over financial reporting as of the date of this report is effective at a reasonable assurance level and has been for a period of time prior hereto. In connection with its review of the financial statements filed with the Company’s Annual Report on Form 10-KSB, for the year ended December 31, 2006, the Company’s independent public accounting firm has advised management that it has not identified any matters that it considered to represent material weaknesses.
Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting for the quarter ended June 30, 2007. We have undertaken remediation efforts, as discussed above. These staffing additions and training efforts are in response to the material weaknesses identified.

PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As reported on Item 2 of the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2007, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock on April 2, 2007. The Company accepted for purchase 379,248 shares of its $0.01 par value common stock at a price of $1.60 per share for an aggregate price paid to shareholders of approximately $607,000. Upon completion of the offer, the Company had 9,264,212 shares of common stock outstanding. As noted previously, effective as of the close of business on April 13, 2007, the Company completed a 1-for-3 reverse stock split. Upon completion of the reverse stock split, the Company had 3,085,817 shares of common stock outstanding (after the purchase of fractional shares representing the equivalent of 2,253 shares).
The following table provides information about the repurchases made by the Company as a result of the tender offer.

(d)
			(c)	Maximum number
			Total number of	(or approximate
			shares purchased as	dollar value) of
	(a)	(b)	part of publicly	shares that may yet
	Total number of	Average price paid	announced plans or	be purchased under
Period (1)	shares purchased	per share	programs	the plans or programs
March 2 — April 2, 2007	379,248 (126,416 post split)	$1.60 ($4.80 post split)	379,248 (126,416 post split)	0

(1)
Shareholders were given notice of the tender offer on March 2, 2007, pursuant to the “Offer to Purchase” filed by the Company on Schedule TO on the same date. The tender offer expired on April 2, 2007.

The following table provides information about the repurchases made by the Company as a result of its commitment to purchase for cash any fractional shares that resulted from the reverse stock split.

(d)
			(c)	Maximum number
			Total number of	(or approximate
			shares purchased as	dollar value) of
	(a)	(b)	part of publicly	shares that may yet
	Total number of	Average price paid	announced plans or	be purchased under
Date (1)	shares purchased	per share	programs	the plans or programs
April 13, 2007	2,253	$5.16	2,253	0

(1)
Shareholders were given notice of the reverse stock split on December 22, 2006 pursuant to the Company’s filing of an Information Statement related thereto. The reverse stock split was effective April 13, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on June 7, 2007. At the meeting, five directors, constituting the entire Board of Directors, were elected to hold office until the annual meeting of shareholders in 2008 or until their respective successors are elected and qualified, the shareholders approved the proposal to adopt the First American Capital Corporation 2007 Equity Incentive Plan, the shareholders approved the amendment to the Company’s Articles of Incorporation changing the name of the Company from First American Capital Corporation to Brooke Capital Corporation, and the shareholders approved the proposal to ratify the appointment by the Board of Directors of Summers, Spencer and Callison, CPAs, Chartered, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. Final tabulations of the vote at the annual meeting of shareholders was as follows:
Election of Directors:

	FOR	WITHHOLD AUTHORITY
Robert D. Orr	2,141,792	14,973
Keith E. Bouchey	2,140,991	15,774
Paul E. Burke, Jr.	2,139,393	17,372
Richard E. Gill	2,140,458	16,307
Michael S. Hess	2,140,727	16,038
Approval of First American Capital Corporation 2007 Equity Incentive Plan:

FOR	AGAINST	ABSTAIN

2,111,492	19,581	15,244
Approval of Amendment to Articles of Incorporation Changing the Name of the Company:

FOR	AGAINST	ABSTAIN

2,135,405	11,237	10,123
Ratification of Appointment of Independent Auditor:

FOR	AGAINST	ABSTAIN

2,144,057	4,117	8,591

ITEM 6. EXHIBITS
a)	Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of First American Capital Corporation (Incorporated by reference from Exhibit 2.1 to the Registrant’s amended Form 10-SB filed August 13, 1999)

3.2	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted January 31, 2007 (incorporated by reference from Exhibit 3.1 to the Registrant’s 8-K filed on February 2, 2007).

3.3	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted June 7, 2007 (*).

3.4	Copy of the Articles of Incorporation of First American Capital Corporation, as amended by the Certificate of Amendment adopted January 31, 2007 and the Certificate of Amendment adopted June 7, 2007 (*).

3.5	Bylaws of First American Capital Corporation, as amended (Incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed April 11, 2005)

3.6	Amendment to Amended and Restated Bylaws dated April 7, 2007 adopted on June 7, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s 8-K dated June 7, 2007).

3.7	Copy of Amended and Restated Bylaws of First American Capital Corporation, as amended by the Board of Directors on June 7, 2007 (*).

4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible and Callable Preferred Stock (Incorporated by reference from Exhibit 3 to the Registrant’s amended Form 10-SB filed August 13, 1999)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

(*) Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BROOKE CAPITAL CORPORATION

Date: July 27, 2007	By:	/s/ ROBERT D. ORR
Robert D. Orr
President and Chief Executive Officer

Date: July 27, 2007	By:	/s/ WILLIAM R. MORTON, JR.
William R. Morton, Jr.
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.3	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted June 7, 2007 (*).

3.4	Copy of the Articles of Incorporation of First American Capital Corporation, as amended by the Certificate of Amendment adopted January 31, 2007 and the Certificate of Amendment adopted June 7, 2007 (*).

3.7	Copy of Amended and Restated Bylaws of First American Capital Corporation, as amended by the Board of Directors on June 7, 2007 (*).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

(*) Filed herewith