Form 10QSB
period 2007-09-30
BROOKE CAPITAL CORP
filed 2007-11-06
CIK 1082084

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

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
Common Stock, $.01 Par Value — 3,475,817 shares as of October 31, 2007
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

BROOKE CAPITAL CORPORATION
INDEX TO FORM 10-QSB

Page Numbers

PART I FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006	5

Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	25

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits	26

SIGNATURES	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Investments:
Securities available-for-sale, at fair value:
Fixed maturities (amortized cost, $18,182,533 in 2007 and $12,532,067 in 2006)	$17,704,776	$12,298,780
Equity securities (cost of $239,250 in 2007 and $258,400 in 2006)	230,809	283,060
Investments in real estate	274,564	274,564
Policy loans	170,454	166,026
Mortgage loans on real estate	1,879,190	1,937,281
Other investments	3,363,497	3,067,369

Total investments	23,623,290	18,027,080

Cash and cash equivalents	2,202,624	3,542,928
Accrued investment income	296,396	233,858
Accounts receivable	308,342	281,894
Reinsurance receivables	235,160	112,145
Deferred policy acquisition costs (net of accumulated amortization of $4,998,664 in 2007 and $4,449,936 in 2006)	5,390,323	5,209,693
Property and equipment (net of accumulated depreciation of $1,040,187 in 2007 and $945,228 in 2006)	2,569,374	2,627,586
Other assets	3,968,976	1,221,559

Total assets	$38,594,485	$31,256,743

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Liabilities and Shareholders’ Equity
Policy and contract liabilities:
Future annuity benefits	$18,103,092	$13,658,174
Future policy benefits	6,786,333	6,109,055
Liability for policy claims	136,157	211,932
Policyholder premium deposits	82,755	104,038
Deposits on pending policy applications	4,931	27,788
Reinsurance premiums payable	43,015	54,732
Amounts held under reinsurance	—	18,321

Total policy and contract liabilities	25,156,283	20,184,040

Commissions, salaries, wages and benefits payable	207,135	49,661
Other liabilities	534,128	257,085
Deferred federal income taxes payable	421,992	508,380

Total liabilities	26,319,538	20,999,166

Shareholders’ equity:
Common stock, $.01 par value, 25,000,000 shares authorized; 3,475,817 issued and outstanding in 2007; and 2,666,666 issued and outstanding in 2006	34,758	26,667
Additional paid in capital	14,260,056	14,530,631
Accumulated deficit	(1,630,895)	(4,132,804)
Accumulated other comprehensive loss	(388,972)	(166,917)

Total shareholders’ equity	12,274,947	10,257,577

Total liabilities and shareholders’ equity	$38,594,485	$31,256,743

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Gross premium income	$1,001,146	$1,014,212	$3,188,504	$3,250,585
Reinsurance premiums assumed	6,980	—	16,038	8,637
Reinsurance premiums ceded	(122,201)	(143,560)	(396,392)	(456,433)

Net premium income	885,925	870,652	2,808,150	2,802,789
Net investment income	390,437	282,022	1,066,248	815,698
Net realized investment gain (loss)	864	—	81,458	(70,017)
Rental income	59,886	61,850	179,079	179,964
Consulting fees and other income	3,295,115	923	7,540,272	2,228

Total revenue	4,632,227	1,215,447	11,675,207	3,730,662

Benefits and expenses:
Increase in policy reserves	195,593	207,914	677,279	643,239
Policyholder surrender values	121,107	103,454	266,853	251,375
Interest credited on annuities and premium deposits	212,053	150,542	577,906	419,789
Death claims	259,767	183,106	677,049	478,137
Commissions	201,617	194,601	700,052	620,220
Policy acquisition costs deferred	(240,266)	(166,974)	(729,358)	(604,225)
Amortization of deferred policy acquisition costs	190,059	159,256	548,728	524,999
Salaries, wages, and employee benefits	838,210	183,632	2,066,720	672,641
Miscellaneous taxes	33,140	37,167	91,484	96,519
Other operating costs and expenses	1,712,403	248,356	3,070,278	837,680

Total benefits and expenses	3,523,683	1,301,054	7,946,991	3,940,374

Income (Loss) before income tax expense	1,108,544	(85,607)	3,728,216	(209,712)

Income tax expense	338,192	—	1,226,307	—

Net Income (Loss)	$770,352	$(85,607)	$2,501,909	$(209,712)

Net Income (Loss) per common share — basic and diluted	$0.24	$(0.06)	$0.80	$(0.15)

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net income (loss)	$770,352	$(85,607)	$2,501,909	$(209,712)

Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) during the period	154,971	635,421	(196,112)	45,617
Less: Reclassification for gains included in net income	864	182,486	81,458	112,469
Tax benefit (expense)	(30,821)	(90,588)	55,515	12,609

Other comprehensive income (loss)	123,286	362,347	(222,055)	(54,243)

Comprehensive income (loss)	$893,638	$276,740	$2,279,854	$(263,955)

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine months ended
	September 30,	September 30,
	2007	2006
Operating activities:
Net income (loss)	$2,501,909	$(209,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest credited on annuities and premium deposits	577,906	414,383
Net realized investment (gain) loss	(81,458)	70,017
Provision for depreciation	95,577	107,395
Amortization of premium and accretion of discount on fixed maturity and short-term investments	(157,481)	(96,195)
Acquisition costs capitalized	(729,358)	(604,225)
Amortization of deferred acquisition costs	548,728	524,999
Provision for deferred federal income taxes	(30,874)	—
Provision for restricted stock awards	81,250	—
(Increase) decrease in assets:
Accrued investment income	(62,538)	40,764
Accounts receivable	(26,448)	4,462
Reinsurance receivables	(123,015)	(16,877)
Policy loans	(4,428)	(60,236)
Other assets	(2,747,417)	(224,398)
Increase (decrease) in liabilities:
Future policy benefits	677,278	643,240
Liability for policy claims	(75,775)	(46,390)
Deposits on pending policy applications	(22,857)	16,560
Reinsurance premiums payable	(11,717)	(52,360)
Amounts held under reinsurance	(18,321)	(175,599)
Commissions, salaries, wages and benefits payable	157,474	(73,478)
Other liabilities	277,043	67,766

Net cash provided by operating activities	$825,479	$330,116
See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(Unaudited)
	Nine months ended
	September 30,	September 30,
	2007	2006
Investing activities:
Purchase of available-for-sale fixed maturities	$(5,910,308)	$(1,334,923)
Sale of available-for-sale fixed maturities	—	2,258,015
Maturity of available-for-sale fixed maturities	224,001	571,000
Sale of available-for-sale equities	100,063	222,699
Additions to property and equipment	(37,365)	(13,122)
Purchase of other investments	(592,400)	(1,593,368)
Maturity of other investments	490,140	351,643
Purchase of mortgage loans	—	(167,000)
Payments received on mortgage loans	58,091	42,428

Net cash (used in) provided by investing activities	(5,667,778)	337,372

Financing activities:
Payments on notes payable	—	(2,272,986)
Deposits on annuity contracts	4,832,144	2,533,233
Surrenders on annuity contracts	(962,227)	(437,115)
Policyholder premium deposits	12,154	3,070
Withdrawals on policyholder premium deposits	(36,342)	(42,301)
Purchase of treasury stock	(738,037)	—
Proceeds from redemption of warrant	394,303	—

Net cash provided by (used in) financing activities	3,501,995	(216,099)

Increase (decrease) in cash and cash equivalents	(1,340,304)	451,389

Cash and cash equivalents, beginning of period	3,542,928	249,109

Cash and cash equivalents, end of period	$2,202,624	$700,498

Supplemental disclosure of cash activities:
Interest paid	$—	$62,295

Income taxes paid	$1,160,000	$—

Supplemental disclosure of non cash transaction
Treasury shares used for restricted stock awards	$738,037	$—

See notes to condensed consolidated financial statements.

BROOKE CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Brooke Capital Corporation (“BCP” formerly First American Capital Corporation) and its Subsidiaries (collectively the “Company”) for the three month and nine month periods ended September 30, 2007 and 2006 are unaudited. However, in the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been reflected therein.
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
2. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) is calculated by including the weighted average effect of dilutive warrants outstanding during the periods. The weighted average number of shares issuable upon the exercise of outstanding warrants assumes that the applicable proceeds from such exercises are used to acquire treasury shares at the average price of common stock during the periods. Basic and diluted net income (loss) per share for the three month and nine month periods ended September 30, 2007 and 2006, were determined as follows (adjusted for the 1-for-3 reverse stock split approved by the Company’s shareholders on January 31, 2007 and effective as of April 13, 2007):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$770,352	$(85,607)	$2,501,909	$(209,712)

Denominator:
Average common shares outstanding (after the effect of 1-for-3 reverse stock split) used for basic earnings per share	3,196,034	1,419,019	3,108,422	1,419,019

Effect of assumed exercise of warrants to purchase 49,999 shares of stock at $5.16 per share, net of adjustment to reflect purchase of treasury shares with proceeds.	2,537	—	855	—

Shares used for diluted earnings per share	3,198,571	1,419,019	3,109,277	1,419,019

Earnings per share
Basic	$0.24	$(0.06)	$0.80	$(0.15)

Diluted	$0.24	$(0.06)	$0.80	$(0.15)

2. Net Income (Loss) Per Common Share (continued)
On April 2, 2007, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock. The Company accepted for purchase 379,248 (126,416 post 1-for-3 reverse stock split) shares of its common stock at a price of $1.60 ($4.80 post split) per share for an aggregate price paid to shareholders of approximately $607,000. In connection with the execution of the reverse stock split, the Company purchased an additional 2,253 shares of common stock in accordance with its commitment to purchase for cash, any fractional shares that resulted from the reverse stock split. As of October 31, 2007, the Company had 3,475,817 shares of common stock outstanding.
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
6. Stock-Based Compensation
The Brooke Capital Corporation 2007 Equity Incentive Plan (the “Plan”), which is shareholder-approved, allows the Company to provide incentives and rewards to those employees and directors largely responsible for the success and growth of Brooke Capital Corporation and its direct and indirect subsidiaries. The Company believes that such incentives and rewards more closely align the interests of such persons with those of the shareholders of Brooke Capital Corporation.

6. Stock-Based Compensation (continued)
The Plan authorizes the issuance of up to 2,400,000 shares of Company common stock to be issued pursuant to awards made under the Plan in the form of non-qualified stock options, incentive stock options, restricted shares of common stock, stock appreciation rights, performance units and restricted share units. On August 15, 2007, the Compensation Committee of the Board of Directors of Brooke Capital Corporation awarded 390,000 restricted shares to officers and directors of the Company or its subsidiary.
Pursuant to the Restricted Shares Agreement between the Company and each recipient, the recipients are entitled to receive dividends and vote their shares in matters submitted to shareholder vote. Transfer restrictions lapse in one-third annual increments and will automatically lapse upon the sale of all or substantially all of the assets of the Company or the sale by Brooke Corporation, the Company’s controlling shareholder, of all of its Company common stock.
The fair value of an award is determined based upon the market price for the Company’s common stock during the 10 consecutive trading days immediately preceding the valuation date, as set forth in the Plan. As the shares of the Company’s common stock were not listed for trading on any exchange on the award date (prior to their listing on the American Stock Exchange on August 30, 2007), the Compensation Committee determined the fair value for the restricted share awards granted on August 15, 2007 to be $5.00 per share, as provided under the terms of the Plan.
During the three month period ended September 30, 2007, $81,250 in compensation cost along with related deferred income tax benefits of $30,874, have been recorded by the Company. As of September 30, 2007, there was $1,868,750 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining terms of the three year vesting periods ending on August 15, 2010.

7. Financial Information Relating to Industry Segments
The operations of the Company and its subsidiaries have been classified into three operating segments as follows: life and annuity insurance operations (conducted by FLAC and by BCP pursuant to a shared Services Agreement); brokerage operations conducted by BCA and corporate operations. All sales of life insurance by FLAC are to unaffiliated customers. Financial information related to these three segments of the Company’s business is presented below as of the dates and for the periods indicated:

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Life and annuity insurance operations	$1,316,277	$1,215,217	$4,024,718	$3,648,573
Brokerage operations	3,295,114	870	7,540,246	2,140
Corporate	20,836	(640)	110,243	79,949

Total	$4,632,227	$1,215,447	$11,675,207	$3,730,662

Income (loss) before income taxes:
Life and annuity insurance operations	$(12,504)	$42,058	$210,620	$218,834
Brokerage operations	1,926,897	(1,827)	4,859,337	(8,253)
Corporate	(805,848)	(125,839)	(1,341,741)	(420,293)

Total	$1,108,544	$(85,608)	$3,728,216	$(209,712)

Depreciation and amortization expense:
Life and annuity insurance operations	$210,423	$175,494	$603,976	$553,203
Brokerage operations	49	98	146	390
Corporate	12,886	9,211	40,183	63,070

Total	$223,358	$184,803	$644,305	$616,663

	September 30,	December 31,
	2007	2006
Assets:
Life and annuity insurance operations	$33,361,378	$28,570,332
Brokerage operations	4,789,342	1,198,212
Corporate	443,765	1,488,199

Total	$38,594,485	$31,256,743

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report on Form 10-QSB for the quarter and nine month period ended September 30, 2007 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. Among other things, these statements relate to the Company’s financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.
While the Company provides forward-looking statements to assist in the understanding of the Company’s anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date that the Company makes them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, in its other filings with the Securities and Exchange Commission, and in this section of this report and include, but are not limited to: the uncertainty that plans relating to the Company’s acquisition by merger of an insurance agency franchise business and the Company’s acquisition of a non-standard auto insurance company will be successfully implemented, the uncertainty as to the effect of the potential transaction on the earnings and operations of the Company; the uncertainty that the Company will achieve short-term and long-term profitability and growth goals, uncertainties associated with market acceptance of and demand for the products and services of the Company or its subsidiaries, the impact of competitive products and pricing, the dependence on third-party suppliers and their pricing, the availability of capital and funding sources, the exposure to market risks, uncertainties associated with the development of technology, changes in the law and in economic, political and regulatory environments, the impact of inflation and general economic conditions on the Company’s liquidity and capital resources, changes in management, the dependence on intellectual property rights, the effectiveness of internal controls, and risks and factors described from time to time in reports and registration statements filed by the Company with the Securities and Exchange Commission. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this report. You should not place undue reliance on any forward-looking statement. The Company is not obligated to update forward-looking statements.
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

Results of Operations and Financial Condition
The Company’s consolidated results of operations continued to improve as a result of the expansion of its loan brokerage activities beginning in the fourth quarter of 2006 pursuant to a brokerage agreement with a Brooke Corporation (“Brooke”) subsidiary. Brooke continues to own a majority of the Company’s common stock, and is expected to increase its ownership level to over 81% as a result of two transactions that are expected to cluse during the fourth quarter 2007. That activity and other significant aspects of the Company’s operations during the nine month period ended September 30, 2007 are discussed below as to their impact on the Company’s results and financial condition. The following table shows revenues and expenses (in thousands, except percentages) for the three and nine month periods ended September 30, 2007 and 2006, along with selected percentage changes from period to period.

			2007			2007
	Three months ended		% increase	Nine months ended		% increase
	September 30,	September 30,	(decrease)	September 30,	September 30,	(decrease)
	2007	2006	over 2006	2007	2006	over 2006
Revenues:
Gross premium income	$1,001	$1,015		$3,189	$3,251
Reinsurance premiums assumed	7	—		16	9
Reinsurance premiums ceded	(122)	(144)		(396)	(456)

Net premium income	886	871	2%	2,808	2,803	0%
Net investment income	390	282	38%	1,066	816	31%
Net realized investment gain (loss)	1	—		81	(70)
Rental income	60	62		179	180
Consulting fees and other income	3,294	1		7,540	2

Total revenue	4,631	1,215	281%	11,675	3,731	213%

Benefits and expenses:
Increase in policy reserves	196	208	-6%	677	643	5%
Policyholder surrender values	121	103	17%	267	251	6%
Interest credited on annuities and premium deposits	212	151	41%	578	420	38%
Death claims	260	183	42%	677	478	42%
Commissions	202	195	4%	700	620	13%
Policy acquisition costs deferred	(240)	(167)	44%	(729)	(604)	21%
Amortization of deferred policy acquisition costs	190	159	19%	549	525	5%
Salaries, wages, and employee benefits	838	184	356%	2,067	673	207%
Miscellaneous taxes	33	37	-11%	91	97	-5%
Other operating costs and expenses	1,710	249	586%	3,069	838	266%

Total benefits and expenses	3,524	1,301	171%	7,947	3,940	102%

Income (Loss) before income tax expense	1,109	(86)		3,728	(210)

Income tax expense	338	—		1,226	—

Net Income (Loss)	$770	$(86)		$2,502	$(210)

Loan Brokerage Operations
The Company reported higher levels of revenue during the third quarter of 2007 compared to the third quarter of 2006 as a result of its ability to broker loans to managing general insurance agencies through its subsidiary, BCA. During this period, BCA generated about $2,900,000 in loan and other related fees. These amounts, along with other loan brokerage consulting related fees totaled $3,295,000 for the third quarter of 2007 and $7,540,000 for the nine months ended September 30, 2007. Virtually no similar fees were reported during the first nine months of 2006. Income before taxes from the loan brokerage subsidiary was about $1,927,000 and $4,859,000 during the three and nine month periods ended September 30, 2007.

Significant expenses related to the loan brokerage activity for the three and nine month periods ended September 30, 2007 included salaries, wages and employee benefits of about $404,000 and $1,038,000, respectively. Incentive compensation related to third quarter loan closings is the primary reason for the increase in commissions and payroll related amounts payable at September 30, 2007. Other significant expenses during the three and nine month periods ended September 30, 2007 included loan brokerage expenses of about $443,000 and $568,000, respectively and shared services expenses of $435,000 and $870,000, respectively, paid to Brooke Corporation.
Life and Annuity Operations
The following table provides information concerning net premium income, in thousands, reported by the Company’s life insurance subsidiary, FLAC, during the three and nine month periods ended September 30, 2007 and 2006:

			2007			2007
	Three months ended		% increase	Nine months ended		% increase
	September 30,	September 30,	(decrease)	September 30,	September 30,	(decrease)
	2007	2006	over 2006	2007	2006	over 2006
First year
Life insurance premiums	$118	$139		$356	$556
Reinsurance premiums ceded	0	(46)		(20)	(227)

Net first year premium income	119	93	28%	337	329	2%

Renewal
Life insurance premiums	881	872		2,826	2,681
Reinsurance premiums ceded	(123)	(97)		(377)	(229)

Net renewal year premium income	759	775	-2%	2,450	2,452	0%

Single premium	2	3		6	13
Reinsurance premiums assumed	7	—		16	9

Net premium income	$886	$871	2%	$2,808	$2,803	0%

Net premium income levels for the three and nine month periods ended September 30, 2007 were similar to those reported in the comparable prior year periods. Gross first year premium income in 2007 continues to trail the levels reported during 2006 primarily due to FLAC’s inability to write new business in the state of Ohio during those periods and capital restrictions that limited it’s ability to promote other new business. FLAC was released from its Memorandum of Understanding with the Ohio Department of Insurance on May 3, 2007 and has now re-established relationships with agents in that market. The significant decline in first year reinsurance premiums ceded is due to the termination of the reinsurance treaty with Wilson Re for the life insurance company’s Final Expense product for policies issued after June 24, 2006.
Net renewal year premium income decreased slightly during the three and nine month periods ended September 30, 2007 as compared to the prior year periods. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first policy anniversary. Gross renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year’s first year premium. The increases in reinsurance premiums ceded are due to policies ceded to Wilton Re from January 1, 2005 to June 24, 2006 surpassing their first year policy anniversary.
Policy reserve expense for the three and nine month periods ended September 30, 2007 were comparable to the same periods in 2006. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserve requirements will continue to increase.

The Company’s experience with death claims declined significantly during the third quarter of 2007 as those expenses were 42% above the levels reported during the same period in the prior year. Death claims expense for the nine month period ended September 30, 2007 was 42% higher than the same period in 2006 reflecting the higher level of claims filed during the current quarter as compared to the same time period in 2006. As a result of recent payouts on death claims and a decline in the number of claims filed, the Company’s reported liability for policy claims is about $136,000 at September 30, 2007 as compared to $212,000 at December 31, 2006.
Commission expense increased 4% and 13% during the three and nine month periods ended September 30, 2007 as compared to the prior year periods. Commission expense is based on a percentage of premiums and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The slight increase in this expense during the third quarter of 2007 is due to the termination of the reinsurance treaty with Wilton Re resulting in a reduction in first year commission allowance.
Policy acquisition costs deferred increased 44% and 21% during the three and nine month periods ended September 30, 2007 as compared to the same period in the prior year. These acquisition costs result from the capitalization of costs related to the sales of life insurance and include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. Management performs quarterly reviews of the recoverability of deferred acquisition costs based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.
Interest credited on annuities and premium deposits increased 41% and 38% during the three and nine month periods ended September 30, 2007 as compared to the prior year periods. A similar increase was noted during the first and second quarter of 2007 and reflects the increases in annuity fund balances due to deposits of about $4,832,000 less surrenders of about $962,000 during the nine month period ended September 30, 2007. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies inforce. Increases in the Company’s annuity and policy benefit liabilities are largely related to increased sales of the Company’s various annuity and life insurance products.
The Company’s available-for-sale fixed maturity securities increased to about $17,705,000 as a result of its ability to invest funds generated from the sale of annuity and other insurance products and other sources. Purchases of available-for-sale fixed maturity securities, net of maturities were about $5,686,000. Net investment income was 38% and 31% higher during the three and nine month periods ended September 30, 2007 as compared to the prior year periods primarily as a result of this growth in the portfolio. During the third quarter of 2007, the market value of the Company’s available-for-sale fixed maturity and equity securities increased by about $154,000, due primarily to changes in interest rates. As a result, the Company’s other comprehensive income was increased by about $123,000 for the three month period ended September 30, 2007. During the nine month period ended September 30, 2007 the market values of the Company’s available-for-sale securities decreased by $278,000 resulting in a decrease in other comprehensive income of $222,000.
Corporate and other activities
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

The Company’s application with the American Stock Exchange (AMEX) for an original listing of its common stock was approved and trading in the Company’s stock commenced on August 30, 2007 under the symbol “BCP”.
On August 31, 2007, the Company entered into agreements with Brooke Corporation and its insurance agency subsidiary, Brooke Franchise Corporation (Brooke Franchise), and Delta Plus Holdings, Inc. (“Delta Plus”), the parent company of Traders Insurance Company, a non-standard auto insurance company. Under these agreements, the Company would acquire 100% ownership interests in both Brooke Franchise and Delta Plus in exchange for additional shares of its common stock. Upon closing of these transactions, Brooke Corporation will own almost 82% of the Company’s outstanding common stock (based upon ownership levels at September 30, 2007).
Consulting, legal, filing and other fees related to the contemplated transactions involving Brooke Franchise Corporation and Delta Plus and the application filed with the AMEX, represented approximately $520,000 and have been charged to expense during the three months ended September 30, 2007. These costs, along with the loan brokerage and shared services expenses incurred during the third quarter by BCA (described above) represent substantially all of the significant increases noted in the Company’s consolidated other operating costs and expenses during the three month period ended September 30, 2007 as compared to the same period in the prior year. Similar increases were noted during the first two quarters of 2007 as compared to the prior periods.
The Company’s Chief Executive and Chief Financial Officers assumed their current positions on March 1, 2007. Their compensation related expenses, along with those previously discussed for BCA, represent the major portion of the significant increases noted in the Company’s consolidated salaries, wages, and employee benefits expense during the three and nine month periods ended September 30, 2007 as compared to the same periods in the prior year. In addition, the Company made an approximate $150,000 severance payment to a former executive officer of a subsidiary who tendered his resignation during the third quarter of 2007.
During the second quarter of 2007, the Company received $97,000 as a payout on its original investment in the stock of an unaffiliated insurance holding company. The resulting gain of $81,000 has been reported as income during the period.
The Company recorded consolidated income tax provisions of $338,000 and $1,226,000 during the three and nine month periods ended September 30, 2007. In recording this provision, the Company has recognized the benefit associated with utilization of available net operating loss carry-forward amounts, subject to limitations under the tax code. The Company’s deferred income tax asset and valuation allowance related to the benefit associated with remaining net operating loss carry-forward amounts have been reduced accordingly. Federal and state income taxes payable have been reduced for income taxes receivable related to amounts withheld by taxing authorities on certain lottery cash flow contracts held by the Company.
The Company’s other assets included net receivables from affiliates of about $3,613,000 and $1,196,000 at September 30, 2007 and December 31, 2006, respectively. Other liabilities and salaries payable included amounts owed to affiliates of about $247,000 at September 30, 2007. The Company’s cash balances are sometimes commingled with the balances of Brooke and its other subsidiaries for cash management purposes. The Company and its affiliates receive and/or pay interest for the availability/use of these funds. As mentioned above, the Company recorded $470,000 and $905,000, in expense during the three and nine month periods ended September 30, 2007, respectively, in connection with shared services agreements with Brooke.

Liquidity and Capital Resources
During 2007, the Company maintained liquid assets sufficient to meet operating demands, while continuing to utilize excess liquidity to make various investments. At September 30, 2007, the Company’s cash and cash equivalents and other liquid assets, in thousands, included the following (as compared to December 31, 2006):

	Brooke Capital	Brooke Capital	First Life America
	Corporation	Advisors	Corporation	Consolidated
Cash Equivalents	$259	$1,267	$677	$2,203
Securities available-for-sale	—	—	17,936	17,936

September 30, 2007	$259	$1,267	$18,612	$20,138

December 31, 2006	$1,978	$1	$14,129	$16,108

During the first nine months of 2007, the Company’s net cash provided by operations was approximately $825,000 as compared to $330,000 during the first nine months of 2006. FLAC generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from financing activities.
Existing cash balances at the parent company-only combined with expected cash flows from its brokerage subsidiary, income tax sharing arrangements and administrative services reimbursements from FLAC are believed by management to be sufficient to fund the parent’s normal operations and pay its corporate expenses and income taxes.
The nature of the Company’s brokerage subsidiary’s operations is such that it is not expected to require any capital contributions in 2007. Instead, if BCA is successful in implementing its marketing plans, it will likely be a source of cash to BCP. If the Company’s life insurance subsidiary, FLAC, is successful in implementing its marketing plans and its premiums increase significantly as a result, then FLAC may require additional capital contributions in future periods from the parent company. In this event, capital contributions are not expected to exceed $1,000,000 and any such required contributions are expected to be funded internally.
As previously noted, the Company’s stock commenced trading on the AMEX on August 30, 2007. Management believes that such a listing will improve the Company’s prospects for selling additional equity securities, acquiring a business by merger or issuing debt. If another suitable life insurance or brokerage acquisition opportunity arises, the Company may require additional capital. In this event, the required capital for an acquisition is expected to be funded from the sale of common or preferred equity to public or private investors.
During the third quarter of 2007, the Company granted certain stock awards to executive officers and directors. Total compensation expense associated with those awards will aggregate $1,950,000 over their respective three year vesting periods ending on August 15, 2010. That expense is being recorded ratably during the vesting period with $81,000 of such expense recorded during the current quarter.
Capital Commitments
Substantially all of the Company’s contractual commitments are future annuity and policy benefits. The following table summarizes the Company’s estimated contractual obligations for its annuity and insurance liabilities by due date and expiration as of September 30, 2007:

Due within on year	$1,985,000
Due in one to three years	4,527,000
Due in three to five years	5,184,000
Due after five years	13,193,000

Total	$24,889,000

While annuity contracts have scheduled payments, the timing of the cash flows associated with life insurance policies is uncertain and can vary significantly.
Unaudited Pro Forma Condensed Consolidated Statements of Income
The following unaudited pro forma condensed consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006 are provided to illustrate how the Company’s results of operations would have been reported, assuming the proposed transactions contemplated by the Merger Agreement and Exchange Agreement (discussed in greater detail in the “Related Party Transactions” section of this report) took place on January 1, 2006. Pro forma basic and diluted earnings per share information is presented based upon the planned issuance of 5,500,000 shares of the Company’s common stock in accordance with the Merger Agreement and Exchange Agreement. (Amounts presented are in thousands except for share data.)

	Brooke Capital	Brooke Franchise
	Corporation	Corporation	Delta	Proforma	Proforma	2007
	For three months	For three months	For three months	For three months	For three months	%increase
	ended Sep 30,	ended Sep 30,	ended Sep 30,	ended Sep 30,	ended Sep 30,	(decrease)
	2007	2007	2007	2007	2006	over 2006
Operating Revenues
Gross premium income	$1,001	$—	$2,865	$3,866	$3,495	11%
Reinsurance premiums assumed	7	—	—	7	—
Reinsurance premiums ceded	(122)	—	—	(122)	(143)	-15%

Net premium income	886	—	2,865	3,751	3,352	12%
Insurance commissions	—	27,918	48	27,966	25,430	10%
Consulting fees	3,295	162	3	3,460	805	330%
Gain on sale of businesses	—	247	—	247	180	37%
Initial franchise fee — basic services	—	5,940	—	5,940	8,670	-31%
Initial franchise fee — buyers assistance	—	—	—	—	405
Net investment income	391	94	124	609	471	29%
Net realized investment gain (loss)	—	—	—	—	80
Other income	60	725	25	810	663	22%

Total income	4,632	35,086	3,065	42,783	40,056	7%

Operating Expenses
Increase in policy reserves	195	—	—	195	208	-6%
Policy holder surrender values	121	—	—	121	103	17%
Interest credited on annuities & deposits	212	—	—	212	151	40%
Death claims	260	—	—	260	183	42%
Policy acquisition costs deferred	(240)	—	—	(240)	(167)	44%
Commission expense	202	21,912	(164)	21,950	20,483	7%
Payroll expense	838	5,036	492	6,366	7,581	-16%
Depreciation and amortization	224	430	25	679	238	185%
Insurance loss and loss expense	—	—	1,518	1,518	1,942	-22%
Other operating expense	1,712	7,306	(23)	8,995	11,114	-19%

Total operating expenses	3,524	34,684	1,848	40,056	41,836	-4%

Income from operations	1,108	402	1,217	2,727	(1,780)

Other Expenses
Interest expense	—	699	10	709	542	31%

Total other expenses	—	699	10	709	542	31%

Income before income taxes	1,108	(297)	1,207	2,018	(2,322)

Provision for income taxes	338	(113)	456	681	(825)

Net income	$770	$(184)	$751	$1,337	$(1,497)

Earnings per share:
Basic earnings per share	$0.24			$0.15	$(0.22)
Basic weighted average shares	3,196,034			8,696,034	6,919,019
Diluted earnings per share	$0.24			$0.15	$(0.22)
Diluted weighted average shares	3,198,571			8,698,571	6,919,019

	Brooke Capital	Brooke Franchise
	Corporation	Corporation	Delta	Proforma	Proforma	2007
	For nine months	For nine months	For nine months	For nine months	For nine months	% increase
	ended Sep 30,	ended Sep 30,	ended Sep 30,	ended Sep 30,	ended Sep 30,	(decrease)
	2007	2007	2007	2007	2006	over 2006
Operating Revenues
Gross premium income	$3,188	$—	$8,952	$12,140	$10,482	16%
Reinsurance premiums assumed	16	—	—	16	9	78%
Reinsurance premiums ceded	(396)	—	—	(396)	(456)	-13%

Net premium income	2,808	—	8,952	11,760	10,035	17%
Insurance commissions	—	87,541	1,147	88,688	78,752	13%
Consulting fees	7,540	1,589	491	9,620	3,189	202%
Gain on sale of businesses	—	2,089	—	2,089	3,061	-32%
Initial franchise fee — basic services	—	25,905	—	25,905	22,725	14%
Initial franchise fee — buyers assistance	—	455	—	455	2,937	-85%
Net investment income	1,067	267	354	1,688	1,355	25%
Net realized investment gain (loss)	81	—	—	81	15	440%
Other income	179	2,060	144	2,383	1,937	23%

Total income	11,675	119,906	11,088	142,669	124,006	15%

Operating Expenses
Increase in policy reserves	677	—	—	677	643	5%
Policy holder surrender values	267	—	—	267	251	6%
Interest credited — annuities & deposits	578	—	—	578	420	38%
Death claims	677	—	—	677	478	42%
Policy acquisition costs deferred	(729)	—	—	(729)	(604)	21%
Commission expense	700	66,879	(884)	66,695	59,204	13%
Payroll expense	2,067	16,021	3,108	21,196	22,151	-4%
Depreciation and amortization	645	476	93	1,214	777	56%
Insurance loss and loss expense	—	—	5,222	5,222	4,073	28%
Other operating expense	3,065	31,083	2,207	36,355	31,009	17%

Total operating expenses	7,947	114,459	9,746	132,152	118,402	12%

Income from operations	3,728	5,447	1,342	10,517	5,604	88%

Other Expenses
Interest expense	—	1,957	127	2,084	1,572	33%

Total other expenses	—	1,957	127	2,084	1,572	33%

Income before income taxes	3,728	3,490	1,215	8,433	4,032	109%

Provision for income taxes	1,226	1,326	367	2,919	1,656	76%

Net income	$2,502	$2,164	$848	$5,514	$2,376	132%

Earnings per share:
Basic earnings per share	$0.80			$0.64	$0.34
Basic weighted average shares	3,108,422			8,608,422	6,919,019
Diluted earnings per share	$0.80			$0.64	$0.34
Diluted weighted average shares	3,109,277			8,609,277	6,919,019

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
On October 5, 2006, Mr. Van Engelen, a then officer and director of the Company, was awarded a warrant to purchase up to 50,000 shares of Company common stock at an exercise price of $1.72 per share (16,666 shares at an exercise price of $5.16 per share after the 1-for-3 reverse stock split effective April 13, 2007). The warrant was awarded to Mr. Van Engelen in exchange for his services in successfully negotiating and closing the transactions contemplated by the 2006 Stock Purchase Agreement. Mr. Van Engelen entered into an employment agreement with the Company effective December 8, 2006 to serve as President and CEO of FLAC. He resigned his positions with FLAC in July 2007 and has been paid all amounts due him under the terms of his employment agreement with the Company. Mr. Van Engelen also resigned as a director of FLAC and Brooke Capital Advisors.

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
The Company entered into a Stock Purchase and Sale Agreement dated October 6, 2006 (the “2006 Stock Purchase Agreement”) with Brooke that provided for a series of transactions that resulted in the acquisition by Brooke of a majority of the Company’s outstanding common stock. As more fully discussed in “Description of Business — Recent Developments” and “Market for Common Equity and Related Stockholder Matters — Sales of Unregistered Securities” sections of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, Brooke had or has a direct and/or indirect material interest in the 2006 Stock Purchase Agreement. Brooke also has a direct interest in the Merger Agreement and the Exchange Agreement. As a result of his relationship with Brooke, Robert D. Orr, a Company director and the Company’s Chairman of the Board, President and Chief Executive Officer, has an indirect material interest in these transactions.
On August 31, 2007, the Company entered into the Merger Agreement with Brooke and Brooke Franchise. On the same date, the Company entered into the Exchange Agreement under which the Company will acquire all of the outstanding common stock of Delta Plus. Delta Plus is currently a wholly-owned subsidiary of Brooke and the parent company of Traders Insurance Company, a non-standard auto insurance company.
Pursuant to the Merger Agreement, Brooke Franchise will be merged with and into the Company with the surviving entity operating under the name of “Brooke Capital Corporation”. At closing Brooke will receive merger consideration of 5,000,000 shares of the Company’s common stock. Brooke will receive 2,250,000 additional shares of the Company’s common stock should the post-merger insurance agency unit achieve certain performance benchmarks in 2007 and 2008.
Under the Exchange Agreement, Brooke will contribute to the Company all of the outstanding stock of Delta Plus for consideration equal to 500,000 shares of the Company’s common stock. Brooke will receive 250,000 additional shares of the Company’s common stock should Delta Plus achieve certain performance benchmarks in 2007 and 2008.
The Independent Directors Committee of the Company has received a written opinion that the Company’s common stock to be paid in connection with the Merger Agreement and the Exchange Agreement is fair to the Company, from a financial point of view.
The Merger Agreement and the Exchange Agreement were both approved by the shareholders of the Company in their meeting on November 5, 2007. Both transactions are subject to additional closing conditions and certain regulatory approvals. Closing of the Exchange Agreement is subject to the closing of the Merger Agreement. Effectuation of the merger contemplated by the Merger Agreement is not subject to the closing of the Exchange Agreement. The Merger Agreement is also subject to receipt of a written opinion that Brooke Franchise is solvent prior to the merger and that the surviving corporation in the merger (on a consolidated basis) is solvent immediately after the merger. In addition, the closing of the Exchange Agreement is subject to receipt of a written opinion that Delta Plus is solvent prior to the merger and that the Company (on a consolidated basis including Brooke Franchise and Delta Plus) is solvent immediately after the merger.
Upon consummation of, the Merger Agreement and the Exchange Agreement, Brooke will own (based on ownership levels at September 30, 2007) a minimum of approximately 81% and a maximum of approximately 85% of the Company’s common stock. Brooke has agreed that it will not transfer the Company’s common stock it receives in these transactions for 180 days after the closing date, unless the Company otherwise agrees.
Effective with the consummation of the merger, Kyle L. Garst will become President, Chief Executive Officer and a Director of the Company and Dane S. Devlin will become Executive Vice President, Chief Operating Officer and a Director of the Company. Robert Orr will continue as Chairman of the Board of Directors of the Company.
Prior to entering into the Merger Agreement and the Exchange Agreement, the Company contracted to acquire all of the issued and outstanding shares of capital stock of Brooke Savings Bank from Brooke Brokerage Corporation, a wholly owned subsidiary of Brooke, in exchange for 2,015,968 shares of Company common stock, subject to adjustment in the event of certain changes to the Company’s capitalization, Pursuant to the terms of the purchase agreement (the “Bank Purchase Agreement”), the closing of the transaction is subject to approval by the United States Office of Thrift Supervision, other regulatory approvals, and other standard closing conditions, The Company’s application to acquire the bank was approved by the Office of Thrift Supervision, All other regulatory approvals have been received.
Recently, Brooke and BBC requested that the Company and BBC terminate the Bank Purchase Agreement by mutual agreement. After consideration of the request and the Company’s current strategic direction into insurance agency franchising and sale of propriety non-standard auto insurance (as evidenced by the Merger Agreement and the Exchange Agreement), the Company’s Board of Directors determined that termination of the Bank Purchase Agreement would be in the best interest of the Company and its stockholders, provided termination is subject to the prior closing of the Merger Agreement. Termination would also be subject to the Company being reimbursed for all or a portion of the costs and expenses incurred by it in pursuing the transaction at such levels as the Company’s Independent Directors Committee determines to be fair and adequate to the Company, The Board’s decision followed a determination by the Independent Director’s Committee that such a termination, subject to these same conditions, would be in the best interests of the Company’s stockholders other than Brooke Corporation, Accordingly, based on these determinations, the Company will terminate its agreement to acquire the bank from BBC, when and if these events occur.

BCA entered into a services agreement with Brooke on March 21, 2007 that, in addition to other benefits to BCA, provided for the transfer of certain additional loan brokerage activities that were not a part of the original transfer of loan brokerage activities provided for in the 2006 Stock Purchase Agreement between the Company and Brooke. This services agreement provides for monthly fees totaling $145,000, beginning in April 2007 and continuing until December 2007. In addition, the parent is a party to a services agreement with Brooke for which it pays monthly fees of $5,000 per month during the same nine month period ending December 31, 2007.
Included in the Company’s other assets are certain net receivables from affiliates of about $3,876,000 and $1,196,000 at September 30, 2007 and December 31, 2006, respectively. These amounts represent fees earned by BCA in connection with its ongoing collateral preservation and loan brokerage activities as well as other amounts loaned to affiliates at September 30, 2007on a short-term basis for which the Company is paid interest based upon the amounts and time outstanding. Other liabilities and salaries payable at September 30, 2007 included amounts due to affiliates of about $247,000 of which $150,000 represented the amount due for one month’s shared services fees. As indicated above, the Company’s cash balances are sometimes commingled with the balances of Brooke and its other subsidiaries for cash management purposes.
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
In connection with its review of the financial statements filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company’s independent public accounting firm advised management that it had noted certain matters that it considered to be a “material weakness”. A material weakness is a significant deficiency, or a combination of significant deficiencies, in the Company’s internal financial procedures or controls, that results in more than a remote likelihood that a material misstatement of the Company’s financial statements will not be prevented or detected. The auditors noted that due to the resignation of the Company’s then Chief Financial Officer effective March 31, 2006, the Company did not then have adequate review procedures in place to ensure the development of timely, complete and accurate financial statements and related footnotes.
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
Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting for the quarter ended September 30, 2007. We have undertaken remediation efforts, as discussed above. These staffing additions and training efforts are in response to the material weaknesses identified.

PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE
ITEM 6. EXHIBITS
a)	Index to Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between Brooke, the Company and Brooke Franchise, dated August 31, 2007, incorporated herein by reference to Annex A of the Company’s Definitive Information Statement on Schedule 14C filed on October 16, 2007 (the “Definitive Information Statement”).

2.2	Agreement and Plan of Merger by and between Brooke, the Company and Brooke Franchise, as amended September 24, 2007, incorporated herein by reference to Annex A of the Definitive Information Statement.

2.3	Exchange Agreement by and between Brooke, the Company and Delta Plus, dated August 31, 2007, incorporated herein by reference to Annex B of the Definitive Information Statement.

2.4	Exchange Agreement by and between Brooke, the Company, and Delta Plus, as amended September 24, 2007, incorporated herein by reference to Annex B of the Definitive Information Statement.

3.1	Articles of Incorporation of First American Capital Corporation, incorporated by reference from Exhibit 2.1 to the Company’s amended Form 10-SB filed August 13, 1999.

3.2	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted January 31, 2007, incorporated by reference from Exhibit 3.1 to the Company’s 8-K filed on February 2, 2007.

3.3	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted June 7, 2007, incorporated by reference to Exhibit 3.3 of the Company’s Form 10-QSB filed on July 27, 2007.

3.4	Copy of the Articles of Incorporation of First American Capital Corporation, as amended by the Certificate of Amendment adopted January 31, 2007 and the Certificate of Amendment adopted June 7, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Form 10-QSB filed on July 27, 2007.

3.5	Bylaws of First American Capital Corporation, as amended, Incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed April 11, 2005.

3.6	Amendment to Amended and Restated Bylaws dated April 7, 2007 adopted on June 7, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 7, 2007.

Exhibit No.	Description

3.7	Copy of Amended and Restated Bylaws of First American Capital Corporation, as amended by the Board of Directors on June 7, 2007, incorporated by reference to Exhibit 3.7 to the Company’s Form 10-QSB filed on July 27, 2007.

4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible, Callable Preferred Stock, Incorporated by reference from Exhibit 3 to the Company’s amended Form 10-SB filed August 13, 1999.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

(*)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BROOKE CAPITAL CORPORATION

Date: November 6, 2007	By:	/s/ ROBERT D. ORR
Robert D. Orr
President and Chief Executive Officer

Date: November 6, 2007	By:	/s/ WILLIAM R. MORTON, JR.
William R. Morton, Jr.
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between Brooke, the Company and Brooke Franchise, dated August 31, 2007, incorporated herein by reference to Annex A of the Company’s Definitive Information Statement on Schedule 14C filed on October 16, 2007 (the “Definitive Information Statement”).

2.2	Agreement and Plan of Merger by and between Brooke, the Company and Brooke Franchise, as amended September 24, 2007, incorporated herein by reference to Annex A of the Definitive Information Statement.

2.3	Exchange Agreement by and between Brooke, the Company and Delta Plus, dated August 31, 2007, incorporated herein by reference to Annex B of the Definitive Information Statement.

2.4	Exchange Agreement by and between Brooke, the Company, and Delta Plus, as amended September 24, 2007, incorporated herein by reference to Annex B of the Definitive Information Statement.

3.1	Articles of Incorporation of First American Capital Corporation, incorporated by reference from Exhibit 2.1 to the Company’s amended Form 10-SB filed August 13, 1999.

3.2	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted January 31, 2007, incorporated by reference from Exhibit 3.1 to the Company’s 8-K filed on February 2, 2007.

3.3	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted June 7, 2007, incorporated by reference to Exhibit 3.3 of the Company’s Form 10-QSB filed on July 27, 2007.

3.4	Copy of the Articles of Incorporation of First American Capital Corporation, as amended by the Certificate of Amendment adopted January 31, 2007 and the Certificate of Amendment adopted June 7, 2007, incorporated by reference to Exhibit 3.4 of the Company’s Form 10-QSB filed on July 27, 2007.

3.5	Bylaws of First American Capital Corporation, as amended, Incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K filed April 11, 2005.

3.6	Amendment to Amended and Restated Bylaws dated April 7, 2007 adopted on June 7, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated June 7, 2007.

3.7	Copy of Amended and Restated Bylaws of First American Capital Corporation, as amended by the Board of Directors on June 7, 2007, incorporated by reference to Exhibit 3.7 to the Company’s Form 10-QSB filed on July 27, 2007.

4	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible, Callable Preferred Stock, Incorporated by reference from Exhibit 3 to the Company’s amended Form 10-SB filed August 13, 1999.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

(*)	Filed herewith