Form 10-K
period 2007-12-31
BROOKE CAPITAL CORP
filed 2008-03-14
CIK 1082084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-25679

BROOKE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1187574 (I.R.S. Employer Identification No.)

8500 College Boulevard,
Overland Park, Kansas 66210
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (913) 661-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 per share	American Stock Exchange

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the stock was last sold, as of June 30, 2007, was $6,570,491.*

* Based on a private transaction.

The number of shares of registrant’s common stock, $.01 par value, outstanding on February 29, 2008 was 8,475,817.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of our definitive information statement relating to the registrant’s Annual Meeting of Stockholders, to be held on April 24, 2008, are incorporated by reference in Part III to the extent described therein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We caution you that this annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “will,” “will allow,” “will continue,” “would,” “would be,” “expect,” “expect to,” “intend,” “intend to,” “anticipate,” “is anticipated,” “foresee,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and include, but are not limited to:

•	A significant part of our business strategy involves adding new franchise locations, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition;

•	Our franchisees’ financial performance may adversely affect their ability to repay amounts due to us;

•	Carrier override and contingent or profit sharing commissions are difficult to predict, and any decrease in our receipt of such payments will adversely affect us;

•	Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition;

•	Our business is impacted by the cyclical pricing of property and casualty insurance, which may adversely affect our franchisees’ performance and, thus, our financial performance;

•	A “soft market” in the insurance industry may affect our financial performance;

•	We may not be able to successfully convert existing agencies into new franchises;

•	Fluctuation in experience regarding current mortality, morbidity, persistency and interest rates relative to expected amounts used in pricing life insurance could adversely affect our life insurance business;

•	Our business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions;

•	We are dependent on key personnel;

•	Termination of our professional liability insurance policy would adversely impact our financial prospects and our ability to continue our relationships with insurance companies;

•	Adverse conditions in credit markets or changes in access to credit may adversely affect our ability to add new franchise locations;

•	Because a significant part of our insurance-related revenues and loans derive from operations located in five states, our business may be adversely affected by conditions in these states;

•	We may not be able to accurately report our financial results or prevent fraud if we fail to maintain an effective system of internal controls over financial reporting;

•	We compete in a highly regulated industry, which may result in increased expenses or restrictions in our operations;

•	Our pending transaction to acquire a non-standard automobile insurance company may not close or close when expected; and

•	Changes in economic, political and regulatory environments, governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations) could materially adversely affect our operations and financial condition.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the market performance of our shares of common stock.

EXPLANATORY NOTE

On November 15, 2007, Brooke Capital Corporation completed a merger pursuant to an Agreement and Plan of Merger dated August 31, 2007, as amended (the “Merger Agreement”), by and among Brooke Capital Corporation, Brooke Corporation and Brooke Franchise Corporation. Pursuant to the Merger Agreement, Brooke Franchise Corporation was merged with and into Brooke Capital Corporation, with Brooke Capital Corporation continuing as the surviving corporation.

At the time of the merger transaction, both Brooke Franchise Corporation and Brooke Capital Corporation were under the common control of Brooke Corporation. For this reason, the combination of the two merged entities has been accounted for in a manner similar to the pooling of interest method (with assets and liabilities transferred at their then-current carrying amounts). Consistent with this method of accounting, Brooke Capital Corporation’s results of operations for 2007 are reported as if the Merger had occurred on January 1, 2007. Financial statements for prior years are presented in a similar manner for the period of time during which the entities were under common control (December 8, 2006 to December 31, 2006). For all periods prior to December 8, 2006, Brooke Franchise is deemed to be the predecessor and only its results of operation, and not those of Brooke Capital Corporation, are presented.

Where deemed relevant for comparative purposes, the results of operations for Brooke Capital Corporation prior to December 8, 2006, have been included here and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Such information is identified as “pro forma.”

PART I

ITEM 1.	BUSINESS.

References in this report to “we”, “us” and “our” are to Brooke Capital Corporation and one or more of our subsidiaries, as the context requires.

General

Our company’s core business is the operation of insurance companies that issue policies sold by independent insurance agents. As the result of our merger with Brooke Franchise Corporation in November 2007, our insurance company business is now supported by a large independent insurance agency that distributes, or sells, policies issued by insurance companies.

As such, we conduct business within two primary business segments. The first segment consists of our insurance company operations, including the issuance of life insurance policies and annuity products by First Life America Corporation, a Kansas life insurance company, and the proposed issuance of auto insurance policies by Traders Insurance Company, a Missouri property and casualty insurance company which we have agreed to acquire. The second segment consists of our insurance agency operations, including our insurance agency franchising business and our insurance agency consulting activities through Brooke Capital Advisors, Inc.

We were incorporated under the laws of the State of Kansas on July 10, 1996, under the name of First American Capital Corporation. In 2007, we amended our articles of incorporation, changing our name to Brooke Capital Corporation.

We are a majority owned subsidiary of Brooke Corporation; a NASDAQ Global Market listed company trading under the symbol “BXXX.” Brooke Corporation is a Kansas corporation that acts as a holding company, including its ownership of approximately 81% of our common stock and 100% of the common stock of Delta Plus Holdings, Inc. (“Delta Plus”), which owns 100% of Traders Insurance Company (“TIC”). Brooke also has a 62% ownership of Brooke Credit Corporation d/b/a Aleritas Capital Corporation (OTCBB:BRCR) (“Aleritas”) and 100% ownership of Brooke Bancshares, Inc., the parent company of Brooke Savings Bank.

We are the parent company of First Life America Corporation, a life insurance company (“First Life”), and Brooke Capital Advisors, Inc. (“BCA”), a loan broker and consultant for general insurance agencies specializing in the sale of hard-to-place and niche insurance policies. Subject to the closing of our agreement to acquire Delta Plus, we expect to become the parent company of Delta Plus and the indirect owner of TIC.

Insurance Company Operations

Life Insurance and Annuity Product Sales.

First Life sells life insurance and annuity products in eight states throughout the Midwest and brokers life, health, disability and annuity products of unrelated insurance companies.

Products of First Life.  The primary insurance products currently being marketed by First Life are as follows:

Golden Eagle Final Expense is permanent whole life insurance available on a simplified issue or graded death benefit basis. The simplified issue product is issued for issue ages 50 to 85 with death benefit coverage ranging from a minimum of $2,500 to a maximum of $25,000. The graded death benefit product is for issue ages 50 to 80 with death benefit coverage ranging from a minimum of $2,000 to a maximum of $10,000. The policy includes a living benefit rider that pays the actuarial present value of death benefit upon terminal illness or permanent confinement to a qualified nursing home. Premiums are level for life and vary by risk class, sex and issue age. First Life is in the process of modifying the premiums from unismoker to non-tobacco/tobacco rates. First Life expects to bring these new premium rates to the market in 2008.

First Whole Life is a permanent whole life insurance product with guaranteed level premiums and death benefits. Issue ages are 0 (30 days) to age 80. Rate classes include preferred non-tobacco, non-tobacco and tobacco. The product is non-participating. Available riders include accidental death, accelerated living benefit, waiver of premium, terminal illness and long-term care.

First Term is a level term life insurance product with term periods of 10, 15, 20 and 30 years. Both fully guaranteed and partially guaranteed premium options are available. For the partially guaranteed option, premiums are level for 5 years on the 10 year term, 10 years on the 15 year term, 13 years on the 20 year term and 17 years on the 30 year term, increasing annually thereafter. Rate classes include non-tobacco, preferred tobacco and tobacco. Issue ages for the 10, 15 and 20 year are 18 to 60 for all classes. Issue ages for 30-year non-tobacco are 18 to 50, and issue ages for 30 year preferred tobacco and tobacco are 18 to 45. Available riders include return of premium, accidental death, accelerated death benefit and waiver of premium.

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

First Step is a juvenile term product issued from age 0 (30 days) to age 15. Coverage is sold in units. One unit, consisting of a single premium payment of $100 purchases $5,000 of death benefit coverage, while two units, consisting of a single premium payment of $200 purchases $10,000 of coverage. The product contains a conversion provision allowing it to be converted to a whole life policy up to five times the initial face amount prior to age 21.

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

Easy Pack contains short form applications for simplified underwriting and quick issue. Products included in the Easy Pack are First Whole Life, First Term, First Step, Golden Eagle Final Expense, First Flex I, First Max I and First Max III. The Easy Pack is designed for the agent and consumer to receive quick underwriting decisions on the small face policies.

Product Marketing and Sales.  First Life’s marketing strategy is to provide life insurance and annuity products that are beneficial to the consumer and profitable. As such, First Life is continually seeking new markets for its products primarily by utilizing its existing and new insurance agents to promote the sales of its products. First Life sells its products through agents. These agents receive commissions and, subject to qualification, promotional incentives from First Life based on premiums collected on the products sold. First Life contracts the independent agents directly or through independent marketing organizations referred to as IMOs. IMOs generally are organizations that align multiple independent agents with specific insurers and products. The IMOs receive a portion of the overall commissions paid by First Life on products sold by the agents. The IMOs recruit, train, contract and provide other support functions to the independent agents.

First Life is currently licensed to transact life and annuity business in the states of Kansas, Texas, Ohio, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame for expanding its marketing presence.

Insurance Inforce.  The following table provides certain information about First Life’s volume of life insurance coverage inforce for each of the last three years:

Amounts of Insurance (1)

	(Shown in Thousands)
	2007	2006	2005

Beginning of the year	$154,674	$163,353	$160,123
Issued during year	9,922	9,937	26,306
Reinsurance assumed	4,991	4,651	1,096
Revived during year	2,240	2,168	2,147
Lapse, surrender and decreased	(18,013)	(25,435)	(26,319)

In-force end of year	$153,814	$154,674	$163,353

(1)	Excludes accidental death benefits (shown in thousands) of $29,594, $31,184 and $33,235 in 2007, 2006, and 2005, respectively.

The following table provides certain information about First Life’s policy count for each of the last three years:

	(Number of Policies)
	2007	2006	2005

Beginning of the year	9,974	9,856	8,318
Issued during year	1,101	1,137	2,516
Reinsurance assumed	142	135	55
Revived during year	125	143	110
Lapse, surrender and decreased	(1,010)	(1,297)	(1,143)

In-force end of year	10,332	9,974	9,856

As evidenced by the tables above, the average face amount per policy issued has approximated $10,500, $8,700 and $9,000 during 2005, 2006 and 2007 respectively. The relatively small face amount issued is directly related to increased focus being placed on production of First Life Final Expense product over the past three years. The Final Expense product has a maximum face amount of $25,000, a level significantly less than the other products historically marketed by First Life.

Reinsurance.  In order to reduce the financial exposure to adverse underwriting results; insurance companies generally reinsure a portion of their risks with other insurance companies. First Life has entered into agreements with Optimum Re Insurance Company (“Optimum Re”) of Dallas, Texas, and Wilton Reassurance Company (“Wilton Re”) of Wilton, Connecticut, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the reinsurance agreements, First Life retains a maximum coverage exposure of $50,000 on any one insured. In the event that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, First Life remains primarily liable for the entire amount at risk.

First Life is party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. First Life’s maximum exposure on any one insured under the Reinsurance Pool is $50,000.

Underwriting.  First Life follows underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies. Such procedures require medical examinations (including blood tests, where permitted) of applicants for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant’s age and vary by policy type. The life insurance subsidiary also relies upon medical records and upon each applicant’s written application for insurance, which is generally prepared under the supervision of a trained agent.

Actuarial Services.  First Life has a contract with a consultant to provide actuarial services.

Investments.  The Kansas Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Kansas Insurance Code are not expected to have a material effect on the investment return of First Life. Brooke Capital Corporation is not subject to the limitations, which restrict only the investments made by First Life. Currently, investments of First Life are held in both short-term, highly liquid securities and long-term, higher yield securities. The investment strategy is focused primarily on matching maturities to the anticipated cash needs of First Life, but also attempts to match the investment mix to others within First Life’s industry peer group.

Financial Information.  See Note 11 to Item 8 “Financial Statements” in this Form 10-K for financial information regarding our insurance company operations.

Contemplated Non-Standard Automobile Insurance

We plan to offer proprietary non-standard automobile insurance through independent insurance agencies. For this reason, we intend to consummate the transactions contemplated in an Exchange Agreement dated August 31, 2007 among us, Brooke Corporation, and Delta Plus (the “Exchange Agreement”). Under the Exchange Agreement, Brooke Corporation will contribute to us all of the outstanding stock of Delta Plus in exchange for consideration equal to 500,000 shares of the Company’s common stock, with an opportunity to receive additional shares of the Company’s common stock pursuant to an earn-out.

Overview.  Delta Plus is a holding company based in Kansas City, Missouri that directly or indirectly owns 100% of Traders Insurance Connection, Inc. (“Connection”), Traders Insurance Company (“TIC”), Professional Claims, Inc. (“PCI”), and Christopher Joseph & Company (“CJC”). TIC is Delta Plus’s primary operating subsidiary and the revenues of Connection and PCI are primarily derived from providing management, professional and administrative services to TIC.

TIC is a Missouri domiciled property-casualty insurance company that writes non-standard private passenger auto liability and physical damage business in the states of Arkansas, Missouri, Kansas, Oklahoma and New Mexico. TIC’s auto insurance policies are marketed through independent agents. Connection provides management services to TIC, including marketing, sales, risk selection and policy administration services. PCI operates as an independent claims management company for TIC and other unrelated insurance companies, providing for the management, investigation and adjusting of insurance claims. CJC is a retail insurance agency that currently generates a very insignificant part of Delta Plus’s revenues.

Brooke Corporation acquired 100% of Delta Plus on March 30, 2007.

Insurance Company Activities of TIC.  TIC underwrites and sells non-standard personal automobile insurance policies that provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to lack of prior insurance, age, driving record, limited financial resources or other factors. Non-standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage. The highest limits of liability coverage written by TIC are $25,000 per bodily injury incident with aggregate payments of $50,000 and $25,000 property damage liability coverage. In addition to liability coverage, TIC offers collision coverage and comprehensive coverage.

During 2007 approximately 83% of all premiums written by TIC were for liability coverage and approximately 17% were for physical damage coverage. During 2007 approximately 41% of total premiums were written in Oklahoma, 24% in Missouri and 26% in Kansas.

TIC encounters a very competitive environment in its target personal auto insurance market. TIC distributes exclusively through the independent agency system, but it also competes with direct writers such as Progressive Direct and Geico and captive standard carriers that typically relax their underwriting standards during softening markets. Carriers like Phoenix Indemnity and Bristol West continue their expansion into TICs’ markets while current competitors such as Progressive Direct, Unitrin, Infinity, Dairyland, and Viking implement moderate pricing reductions. Falling premiums and the resulting adverse affect on agents’ top line commission revenues, creates upward pressure on TICs’ commission expenses. However, we believe non-

standard auto writers are demonstrating a more disciplined pricing and underwriting response to this softening market than they did in prior cycles. It is difficult to predict whether this discipline will continue throughout the cycle or whether top line growth goals will cause them to abandon the pricing discipline in exchange for sales.

TIC remains conservatively invested with 94% of its 2007 net admitted invested assets in U.S. Government or U.S. Government guaranteed obligations, investment grade corporate bonds or cash. U.S. Government obligations represented more than 56% of TIC’s total bond portfolio at December 31, 2007. TIC utilizes a “step-ladder strategy” with its bond portfolio to stagger maturities to ensure available cash to meet its obligations. The “step ladder strategy” is also designed to protect TIC’s investment return from volatile swings in interest rates. A relatively small portion of TIC’s total bond portfolio is allocated to equity securities.

TIC utilizes “Quota-Share” reinsurance that allows it to reduce underwriting risk and increase underwriting capacity. TIC has utilized the same reinsurance carrier since 1995 and transfers about 30% of its underwriting exposure through reinsurance arrangements. The amount of the cession is reviewed annually and is increased or decreased based on projected premium writings and capital and surplus.

TIC is in the second year of a development contract with Information Distribution and Marketing Inc. (“IDMI”) for a web based policy and claims administration system known as PTS. IDMI granted TIC the right to use the system pursuant to a Licensing Agreement. TIC hosts PTS on its network while IDMI provides support and maintenance pursuant to a Maintenance Agreement. TIC has completed its migration from its legacy policy administration system to PTS and anticipates completing development of the claims administration during 2008. PTS includes a point of sale module that includes automated underwriting functionality that enables policy issuance at point of sale.

The Missouri Insurance Department completed its last Market Conduct Examination of TLC and issued its Report and Order covering the period of July 1, 2004 through June 30, 2005 wherein its sole findings involved a claim that TIC did not provide a sufficiently descriptive reason for its non-renewal of certain policies. The Department did not make any significant findings of violations or exceptions and did not assess any fines, settlements or recoveries against TIC. The Missouri Insurance Department completed a full scope association financial examination of TIC covering the period of January 1, 2003 through December 31, 2005 wherein it made no adverse notes, comments or recommendations.

Managing General Agency Activities of Connection.  Connection is generally delegated the authority to do all things necessary and incidental to conduct, on behalf of an insurance company (such as TIC), the sale, underwriting and servicing of insurance policies. Such authority includes but is not limited to: selling, underwriting, accepting, issuing, declining and canceling risks; collecting premiums and paying return premiums on policies of insurance; entering into agreements with insurance agents and producers properly licensed by an insurance company, and paying commissions to agents and producers for the sale of insurance policies. Connection also provides the reports required by insurance companies for their accounting and regulatory compliance needs.

Connection is paid a commission or a percentage of written premiums and related fees. From the commissions received from an insurance company, Connection pays commissions to agents and producers. For the calendar year 2007 Connection received $4,247,379 in commissions from insurance companies of which $4,124,135 was related to premiums produced on behalf of TIC. The remainder of the commissions was generated on a book of business produced in the state of Arkansas under a contract with an unrelated insurance company. Connection paid agents and producers approximately 50%, or $2,140,242 of the commissions it received from insurance companies.

Managing General Agency Activities of PCI.  TIC compensates PCI for claims management services on a cost pass through basis by assessing a percentage of the compensation, third party vendor adjusting expenses and other claims related expenses to TIC based on the ratio that Traders’ claims represents the total claims under PCI’s administration. The precise compensation terms are outlined in a Claims Management Agreement and Expense Sharing Agreement filed with and approved by the Department of Insurance Financial Institutions and Professional Registration.

TIC’s philosophy on settling claims is to conduct an early evaluation based upon a thorough investigation. TIC emphasizes immediate contact with insureds and claimants, sound fundamental claim handling skills as well as completion of initial investigation within 15 days. Workloads are kept at a manageable level which is intended to permit the individual claim handler to devote sufficient time to all assigned claims and assure prompt and fair claim settlements and payments. It is TIC’s goal to settle claims in which its insureds are clearly liable if an agreement can be reached regarding the damages. While TIC prefers a rigorous defense on claims where liability is questionable or the damages sought are outside the realm of reasonableness, TIC does evaluate many factors on each file and makes what it ultimately believes to be the best decision for it and it’s policyholders. Working with PCI, TIC makes every effort to evaluate all claims carefully and fairly considering the issues of liability, injuries, damages, cost of defense and compliance with the Unfair Claim Practices Act.

Insurance Agency Operations

Franchise Operations.

We are one of the largest franchisors of property and casualty insurance agencies in the United States, based on number of locations. We offer our franchisees network association with an emerging brand identity, use of our business model, access to the products of many leading insurance carriers, and use of our web-based information management system. According to Entrepreneur Magazine, January 2007, and January 2008, we were ranked first in our industry category of franchisors of miscellaneous financial services based on factors such as financial strength, stability, growth rate and size of system.

Currently, we franchise businesses that primarily sell property and casualty insurance, such as automobile, homeowners and business owners insurance products. We have also franchised a limited number of businesses that primarily sell group and individual health insurance, life insurance, annuities and securities, such as mutual funds.

Based on commission revenue for the year ended December 31, 2007, we generated approximately 71% of our retail commission income from personal lines insurance, such as auto and homeowner’s insurance, and approximately 26% from commercial lines insurance such as commercial general liability and business owners insurance.

Franchisees.  Our franchisees are typically entrepreneurial individuals with experience in the sale of insurance. We believe that these entrepreneurial individuals and the businesses they operate will benefit from the business, operational and marketing support that we offer. Because they are locally owned and operated by motivated entrepreneurs, we believe that our franchises will perform better than their competitors. Our franchisees generally either form a new start up insurance agency or convert an existing insurance agency to a franchise. In January 2006, we began developing business locations that had not been previously owned by a franchisee or independent insurance agency. These company developed stores may be operated by us and then sold to a franchisee or set up by us for operation, with the franchisee commencing operations and assuming the operating expenses. As of December 31, 2007, 2006 and 2005, we had 882, 737 and 552 franchised and company-owned locations, respectively.

The following table shows the states that have more than fifteen of our franchised and company-owned locations as of December 31, 2007.

	Number of	Property and			Company
State	Franchise Locations	Casualty Insurance	Conversions	Start Up	Developed

Texas	152	151	73	73	6
California	123	123	77	46	0
Florida	90	90	62	27	1
Kansas	79	78	66	13	0
Missouri	67	66	41	22	4
Georgia	61	61	4	57	0
Virginia	39	39	28	11	0
Illinois	38	36	22	16	0
North Carolina	35	35	4	31	0
Colorado	28	27	18	7	3
Arizona	27	27	10	10	7
Michigan	23	23	7	16	0
Ohio	23	23	2	21	0
Oklahoma	23	23	20	3	0

The other 12 states in which we operate had a total of 74 franchised and company-owned locations as of December 31, 2007, of which 74 were property and casualty insurance agencies. For these 74 agencies, 44 were conversion franchisees, 30 were start up franchisees, and none were company developed locations.

Dependence on the Availability of Funding for Acquisition and Operating Needs of our Franchisees.

Our continued growth is dependent upon a number of factors, including the availability of funding for acquisitions and operating needs of our franchisees. Aleritas has historically provided loans to our new franchisees for these purposes.

The ability of Aleritas to be a lending source is dependent upon a number of factors including: the ability of its borrowers to repay loans made to them, the willingness of its funding sources to make loans to Aleritas, its perception with rating agencies and collateral providers, and other factors, many of which may be beyond the control of Aleritas. In addition, Aleritas has announced that it is transitioning from a franchise lender to an industry lender. Aleritas has also reported that it restricted the financing of new start-up franchise loans during the fourth quarter of 2007 unless such loans were made in connection with the sale of an inventory franchise business. Aleritas has advised the Company that it expects to originate a greater percentage of new loans for non-franchise retail agencies than franchise agencies in the future.

Although it is an affiliated company, Aleritas is not required to make loans to our franchisees. If Aleritas is unable or unwilling to make loans to our franchisees, our growth strategy will be negatively impacted. We are monitoring this situation and seeking additional funding sources.

Support for our franchisees.  We believe we offer to our franchisees the business opportunities, efficiencies and other resources more typical of a large company. These include:

Access to the products of leading insurance carriers.  As a general matter, insurance companies frequently require their independent agents to produce specified minimum premium volumes in order to continue selling their products. While smaller insurance agencies may be able to meet such minimum premium volumes for one or even a few carriers, it is often difficult for such insurance agencies to meet these minimum requirements for many carriers, thereby limiting the agents’ ability to offer a variety of insurance products to their customers. We aggregate the insurance premium volumes generated by our franchisees, approximately $880,000,000 for the year ended December 31, 2007, in order to gain access to the insurance products of hundreds of insurance companies, including 14 of the 20 largest property and casualty insurers in the United States, as measured by net premiums written, such as Progressive, AIG, Chubb, Travelers and The Hartford, and other national carriers such as Safeco, Zurich and Liberty Mutual Companies Insurance. This consolidated purchasing power generally allows our franchisees to offer more insurance products than they would have on their own.

Professional marketing.  We have an advertising center facility on our Phillipsburg, Kansas campus and specialized teams of marketing professionals with expertise in traditional advertising, direct-mail advertising, yellow pages advertising, public relations, lead generation and office location analysis. These professionals assist our franchisees in identifying potential customers, developing marketing programs, coordinating advertising purchases, and measuring marketing effectiveness. Our lead generation system, which includes referrals from insurance companies, lead brokers, e-mail solicitations and our online quote request system, helps our franchisees identify prospective customers. We employ a total of 41 marketing professionals to serve our growing network of insurance franchisees.

Facilities support.  Facilities support is provided by professionals who assist franchisees with office location selection, office setup and ongoing office support. We have a total of 28 employees on our facilities support teams.

Business administration.  We provide a range of administrative support services to our franchisees that enhance operating efficiency. First, we provide cash management services such as daily consolidation of all cash collected by franchisees and allocation of sales commissions and other revenue to the franchisee’s account statement. As part of our cash management services, in order to assist our franchisees with the monthly fluctuation of revenues, we also make short-term commission advances to our franchisees, which are expected to be repaid within a 30-day franchise statement cycle. Any commission advances that remain unpaid after 120 days are placed on “Watch” status. As of December 31, 2007, there was approximately $9,662,000 of principal amount of these commission advances outstanding, of which $9,077,000 had been outstanding for more than 120 days. We also make advances to franchisees for long-term producer development, including hiring and training of new franchise employees, and for other reasons not related to monthly fluctuations of revenues. As of December 31, 2007, there were approximately $9,798,000 of commission advances outstanding for the longer-term non-statement balances. Second, through our Brooke Information System, a document-based information system, our franchisees access an information and communication system that is capable of providing authorized users an online virtual office and, among other things, facilitates franchisee/franchisor communications regarding documentation, receipt of premium, commission allocation, customer ownership identification and record retention. Third, we have established buying groups to assist our franchisees in the purchase of office equipment, supplies and services at bulk discounted rates that may otherwise be unavailable to them.

Financial discipline.  We work with our franchisees to devise budgets and action plans to help enhance agency performance. We monitor our franchisees’ performance and work with our franchisees to address negative operating trends. As a result, we generally can identify those franchisees who may have difficulty in meeting their obligations to lenders or who may become unable to repay short-term commission advances from us within the specified 120-day period. In cases where we identify financial or operational problems, we generally can help instill greater financial discipline by establishing expense controls, making changes in management or, in severe cases, assuming day-to-day management of the franchise pursuant to a management agreement.

We believe that these resources and systems provide our franchisees the ability to compete favorably against both independent agencies and “captive” insurance agencies controlled by large insurance companies, such as Allstate Insurance Group, State Farm, Farmers Insurance and Nationwide Group. We believe that our franchisees have significantly greater resources, including greater access to insurance products, than many other independently owned property and casualty insurance agencies. Further, we believe our franchisees’ ability to offer their customers more insurance products provides them with a competitive advantage over “captive” insurance agencies, who generally can offer their customers only the products of their affiliated insurance carrier.

Business model.  We generate revenues through our network of franchise locations in the following ways:

Share of ongoing revenues.  We receive commission payments from the insurance companies that write the policies sold by our franchisees through our affiliated company, BASC LLC. BASC LLC, accounts to us for the commissions earned and we then remit to our franchisees the balance of these commissions, net of any loan payments to us or to lenders, franchise fees, and other fees or amounts owed to us. As part of our franchise relationship, we also receive a monthly franchise fee in the form of a percentage of the ongoing revenues of each franchisee, which is generally 15% of our insurance agency franchisees’ revenues. In late 2007, we instituted a “bonus back” of a portion of the monthly franchise fee, which effectively lowers the percentage generally paid by franchisees to 10%. We receive an additional share of our franchisees’ commissions in payment for a franchisee’s optional use of our service centers. At such centers, a franchisee shares the use of office space, customer service representatives, telephone answering and receptionist services, and general office management with other franchisees.

Franchise fees.  We earn initial franchise fees from franchisees starting up a new franchise location, from franchisees acquiring a company developed franchise location, and from franchisees converting an existing agency into a new franchise location. These fees include:

•	Initial Basic services fees. In exchange for a initial basic franchise fee of $165,000 per location, we provide our conversion and start up franchisees with a business model, use of a registered trade name, access to the products of our insurance company suppliers, access to the advertising center, facility support and processing center, and use of our Internet-based information system.

•	Start up assistance program. In 2004, we began recruiting experienced insurance professionals to start up new franchise locations, opening 41 new start up locations that year, 106 new start up locations in 2005, 152 new start up locations in 2006, and 94 new start up locations in 2007. We did not charge any additional initial franchise fees for start up services provided to these franchisees other than our fee for basic services.

Seller consulting fees.  We consult with owners of insurance agencies and, to a lesser extent, other businesses, on the sale of their businesses to our franchisees and, in a limited number of cases, to unaffiliated third parties. We help sellers develop business profiles and tabulate revenues, share sample sales agreements and assist with general sale preparation. These consulting fees usually equal 10% of the total purchase price of the agency to be sold.

The following table shows the revenues and fees we received from our franchisees for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Share of Ongoing Revenues(1)	$25,573	$20,872	$16,257
Initial Franchise Fees
Basic Services	32,505	31,770	19,375
Buyers Assistance	455	3,137	10,133
Seller Consulting Fees	1,590	2,731	4,916

(1)	Share of ongoing revenues represents insurance commissions less commission expense.

Loan Consulting Fees.

Beginning in December 2006, our wholly owned subsidiary BCA began operating a business of (1) consulting with managing general agents and agencies regarding (a) acquisitions of such agencies, (b) financing of such acquisitions or other activities or needs of such agencies, and (c) other borrower’s assistance services: (2) referring such managing general agents and agencies to affiliated and non-affiliated lenders for the purpose of obtaining commercial loans from such lenders for such acquisitions, activities or needs and (3) providing collateral preservation services to such lenders through its MGA and Funeral Loan Programs with respect to such loans for which BCA receives a fee. These fees may be funded by the loans of such lenders to the borrowers and/or compensation from such lenders for collateral preservation services.

BCA’s Loan Programs originated their first loans in December 2006. Revenue from this business segment is derived from commissions and fees generated through the loan brokerage and collateral preservation activities. Income received by BCA in 2007 was approximately $11,609,000 of which approximately $9,246,000 was generated through the Loan Brokerage segment as a result of collateral preservation fees. Aleritas’ ability and willingness to be a funding source for loans to managing general agencies has been an important factor in BCA’s ability to broker loans to these borrowers and its ability to generate collateral preservation fees.

Financial Information.

See Note 11 to Item 8 “Financial Statements” in this Form 10-K for financial information regarding our insurance agency operations.

Competition

Insurance Company Operations.  The life insurance industry is extremely competitive. There are a large number of insurance companies that are substantially larger, offer more diversified product lines and have larger selling organizations and customer bases than First Life. The life insurance sector of the financial services industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominates any of the markets in which we operate.

Insurance Agency Operations.  As a franchisor of property and casualty insurance agencies, we seek to grow our network of franchises primarily through start up franchise agencies, company developed agencies and conversions of existing insurance agencies to franchises. Our competition for these agencies and experienced agents includes large insurance companies that recruit insurance agents and agencies into their systems, such as Allstate Insurance Group, Nationwide Group and State Farm, all of which are larger than we are and have greater financial resources than we do. Because the larger insurance brokers and agents generally seek to acquire agencies with revenues greater than those we acquire, we believe that our franchising strategy offers an attractive alternative for smaller insurance agencies. We also face competition from regional franchisors of insurance agencies, such as Fed USA Insurance/Financial Services and DCAP Group, Inc., and networks of independently owned insurance agencies, such as Strategic Independent Agents Alliance and The Iroquois Group.

Our franchisees primarily compete against independent insurance agencies located in their communities, against the locally placed “captive” insurance agencies of large insurance companies and against large insurance agencies and brokers. Our franchisees compete against these companies for the insurance business of the individual and small business end-customers. The popularity of Internet sales and the passage of the Financial Services Modernization Act also have increased the number of potential insurance and financial services competitors. In the sale of other financial services, our competitors include independent securities representatives, life insurance agents and securities dealers.

There are many independent loan brokers that compete for the loan brokerage and consulting business sought by BCA. We believe that our industry contacts and the limited markets in which we compete for loans distinguish us from other brokers and lenders.

Service Marks, Trademarks and Patents

We sell our services and products under certain service marks and trademarks owned by Brooke Corporation, which licenses the use of these marks to us as the franchisor. Brooke Corporation authorizes the franchisor to sub license selected marks to our franchisees. Brooke Corporation has filed for protection of these marks through their registration with the United States Patent and Trademark Office. We consider these service marks and trademarks, in the aggregate, to be of material importance to our business, particularly our business segments providing services and products under the “B BROOKE” design mark and other marks that utilize the “Brooke” name.

Employees

We employed 513 people as of December 31, 2007, of which 478 were employed on a full-time equivalency basis (work 37.5 hours or more per week). As of December 31, 2007, Delta Plus employed 53 people. We have never had a work stoppage, and none of our employees are currently represented under collective bargaining agreements. We consider our relations with our employees to be good.

Suppliers

Most of our revenues currently result from our franchisees’ sales of insurance policies. As such, our primary suppliers are insurance companies, and we have direct and indirect agency relationships with several hundred insurance companies, including several of the leading writers of personal and commercial lines insurance in the United States and our own Life and Property and Casualty insurance companies. Our largest suppliers include Progressive, Safeco, Travelers, AIG and The Hartford, which together account for approximately 31% of the commissions generated by our franchisees.

Government Regulation

Insurance Agency Operations.  We are subject to licensing or regulatory approval by the state insurance department in each state in which we do business. Each of our franchise agencies also is subject to licensing or regulatory approval in the state in which it conducts business. Our operations depend on the validity of, and our continued good standing under, the licenses and approvals under which we operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally, these authorities are vested with broad discretion as to grant, renewal and revocation of licenses and approvals.

We and our franchisees are subject to state laws and regulations pertaining to the charging of fees by insurance agents and brokers and the rebating of premiums and/or commissions. The charging of fees and/or rebating may be prohibited in some states or permitted in others with or without certain limitations. Where permitted, the charging of fees may require that certain disclosures be given to customers and/or that customers agree to the fees in writing. Specific state statutes and regulations regarding rebating may extend to transactions that involve an agent or agency giving anything of value to a customer to induce the purchase of a policy.

We must comply with regulations adopted by the Federal Trade Commission and with several state laws that regulate the offer and sale of franchises. The Federal Trade Commission’s Trade Regulation Rule on Franchising and certain state laws require that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the Trade Regulation Rule on Franchising and applicable state laws and regulations.

We also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s business practices in a number of ways, including limiting the ability to: (1) terminate or not renew a franchise without good cause; (2) interfere with the right of free association among franchisees; (3) disapprove the transfer of a franchise; and (4) discriminate among franchisees with regard to charges, royalties and other fees.

We are subject to the unfair trade practices acts of the various states in which we do business. They each define and prohibit unfair methods of competition or unfair or deceptive acts or practices, including misrepresentation of policy terms, false advertising, making false statements, and defamation. Failure to comply with such acts or insurance regulations could have a material adverse effect on us.

There are many states that have statutes regulating the activities of brokering loans to individuals or businesses. Such laws may pertain to the receipt of advance fees, misrepresentations or omissions to state any material facts in connection with loans or services, engagement in fraud or deception, or registration.

Insurance Company Operations.  First Life is subject to regulation and supervision by the Kansas Insurance Department and other states in which it operates. The insurance laws of Kansas give the Insurance Department broad regulatory authority, including powers to: (1) grant and revoke licenses to transact business; (2) regulate and supervise trade practices and market conduct; (3) establish guaranty associations; (4) license agents; (5) approve policy forms; (6) approve premium rates for some lines of business; (7) establish reserve requirements; (8) prescribe the form and content of required financial statements and reports; (9) determine the reasonableness and adequacy of statutory capital and surplus; and (10) regulate the type and amount of permitted investments. Without limiting the foregoing, the effect of the regulatory powers of the Kansas Insurance Department over First Life may restrict its ability to dividend or otherwise transfer funds from it to the Company, even if its operations are profitable and creating positive cash flow, restrict its ability to raise capital other than by contributions from the Company, and require that the Company contribute additional capital to it.

As a result of our ownership of First Life, we are subject to Kansas laws regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters.

Other Regulations.  Federal, state, local and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating other aspects of the businesses in which we are involved. We seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with those Laws that apply to our activities. We believe that we are currently in material compliance with all Laws and government commitments to which we are subject and we are unaware of any pending or threatened investigation, action or proceeding by any state, federal or foreign regulatory agency involving us that would have a material adverse effect on us. We cannot predict what effect future Laws, changes in interpretations of existing Laws, or the results of any regulator inquiries with respect to the applicability of Laws may have on us or our financial results.

We manage highly sensitive customer information in all of our operating businesses, which is regulated by law. Many states’ laws require us to make certain disclosures to our customers regarding our privacy policies and take precautionary steps to protect the confidentiality of customer information.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Business Operations

A significant part of our business strategy involves adding new franchise locations and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

Our expansion strategy consists primarily of adding new franchise locations. Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable franchise locations on acceptable terms, experienced management employees, the ability to obtain required government permits and licenses and other factors, some of which are beyond our control. In addition, we compete for acquisition and expansion opportunities with entities that have substantially greater resources. We cannot assure you that we will be able to continue to grow our business successfully through adding new franchise locations or by growing the operations of existing franchisees. Our failure to grow could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our franchisees’ financial performance may adversely affect their ability to repay amounts due to us.

We have credit exposure with respect to our franchisees’ monthly statement balances. To fund long-term producer development of our franchisees, including hiring and training costs, we also extend credit to our franchisees that we refer to as “non-statement balances.” Our franchisees depend on commission income to pay amounts due to us with respect of their statement, and non-statement balances. If our franchisees are not successful, our franchisees may be unable to pay statement or non-statement balances to us which would have a detrimental effect on us.

Our credit loss reserves are determined primarily by our watch statement balances. Other factors we consider in determining credit loss reserves are statement loss experience, management’s evaluation of the potential for future losses and management’s evaluation of the potential for future recoveries. We may not be able to accurately predict credit losses and, as a result, the amount we have budgeted for credit losses may not be sufficient to cover future losses, in which case, our financial condition and results of operations will be adversely affected.

Carrier override and contingent or profit sharing commissions are difficult to predict, and any decrease in our receipt of such payments will adversely affect us.

We derive a portion of our revenues from carrier override and contingent or profit sharing commissions based upon the terms of the contractual relationships between the insurance companies and ourselves. Carrier override commissions are commissions paid by insurance companies in excess of the standard commission rates on specific classes of business. These amounts may be, but are not always, contingent on achieving a specific premium volume or profitability of the business. Contingent or profit sharing commissions are commissions paid by insurance companies based on the estimated profit that the companies make on the overall volume of business that we place with such companies. We generally receive these contingent commissions in the first and second quarters of each year. We do not account for carrier overrides separately. However, contingent or profit sharing commissions accounted for approximately three percent of our total revenues for the year ended December 31, 2007.

Due to the nature of these commissions, it is difficult for us to predict their payment. Increases in loss ratios experienced by insurance companies will result in decreased profit to them and may result in decreases in payments of contingent or profit sharing commissions to us. Furthermore, we have no control over insurance companies’ ability to estimate loss reserves, which affects our profit sharing calculation. In addition, tightening of underwriting criteria by certain insurance companies, due in part to high loss ratios, may result in a lower volume of business that we are able to place with them. Our company override and contingent or profit sharing commissions affect our revenues, and decreases in their payment to us may have an adverse effect on our results of operations.

Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

The insurance industry has in recent years come under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to contingent compensation and other volume or profit based compensation arrangements. Attorneys General have issued subpoenas to various insurance brokerages and insurance companies. Certain of these investigations have led to complaints being filed against brokerages and insurance companies and some brokerages and insurance companies have stated that they will discontinue accepting or making, respectively, volume based and profit based payments. In addition to government investigations, class action lawsuits relating to these business practices have been filed against various members of the insurance industry. Negative publicity associated with these investigations, lawsuits and resulting settlements have precipitated increased volatility in the prices of securities issued by companies throughout the insurance industry. We have received inquiries from departments of insurance which were related to such compensation arrangements or were related to unethical or unlawful sales practices. These inquiries were not related to specific or general allegations of wrongdoing on our part. Rather, these inquiries were sent to numerous agents and brokers based upon their status as a licensed agent or broker, the volume of business they produce or other factors unrelated to allegations of wrongdoing. We cannot predict whether we will receive further inquiries or receive subpoenas, or will become subject to investigations, regulatory actions, proceedings or lawsuits. The outcome of any such subpoena, investigation, regulatory action, proceeding or lawsuit could have a material adverse effect on our business or financial condition.

The insurance industry has also recently come under a significant level of scrutiny by consumer advocacy groups, and certain media reports have advocated governmental action with respect to contingent and other volume or profit based compensation arrangements. The consumer groups and media reports typically characterize these payments as creating an unacceptable conflict of interest and adding an unnecessary or even unfair consumer cost. If negative characterizations of such compensation arrangements become accepted by consumers, this could have a material adverse effect on the demand for our franchisees’ products and services and could materially adversely affect our results of operations and financial condition. Negative perception of such compensation arrangements or other activities could also result in us being subject to more restrictive laws and regulations as well as increased litigation, which may increase further our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our marketing practices, products or services and increasing the regulatory burdens under which we operate.

Our business is impacted by the cyclical pricing of property and casualty insurance, which may adversely affect our franchisees’ performance and, thus, our financial performance.

Our franchisees are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. In turn, we earn fees from our franchisees based upon the amount of such commissions payable by insurance companies, which fees make up a substantial portion of our revenues. Neither we nor our franchisees determine insurance premiums. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by our franchisees, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. As insurance carriers continue to outsource the production of premium revenue to independent brokers or agents, those insurance carriers may seek to further decrease their expenses by reducing the commission rates payable to such brokers or agents. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our profitability and that of our franchisees. Because we do not determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, credit loss reserves, loan repayments and similar items may have to be adjusted to account for unexpected changes in revenues.

We may not be able to successfully convert existing agencies into new franchises.

Our ability to successfully identify suitable acquisition candidates, complete acquisitions, convert acquired businesses into franchisees, and expand into new markets will require us to continue to implement and improve our operations, financial and management information systems. Our new franchises may not achieve levels of revenue, profitability, or productivity comparable to our existing franchises, or otherwise perform as expected. In addition, when we make an acquisition and effect a conversion, we are subject to a number of special risks, such as entry into unfamiliar markets and unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on our results of operations and financial condition.

We are dependent on key personnel.

We are dependent upon the continued services of senior management, particularly the services of Kyle L. Garst and Dane Devlin and Michael Hess. We have entered into an employment agreement with each of them. The loss of the services of any of these key personnel, by termination, death or disability, or our inability to identify, hire and retain other highly qualified personnel in the future, could have a material adverse effect on us. We currently do not maintain key employee insurance with respect to any of our officers or employees.

Our business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions.

Our franchisees are subject to claims and litigation in the ordinary course of business resulting from alleged errors and omissions. Because we are agent of record on policies written through our franchisees, claims against our franchisees may also allege liability against us for all or part of the amounts in question.

Claimants may seek large damage awards and these claims may involve potentially significant defense costs. Errors and omissions could include, for example, our employees or sub-agents failing, whether negligently or intentionally, to place coverage or to notify insurance companies of claims on behalf of clients, to provide insurance companies with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients. It is not always possible to prevent and detect errors and omissions and the precautions we take may not be effective in all cases. While most of the errors and omissions claims made against us have been covered by our professional liability insurance, subject to our self-insured deductibles, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

Termination of our professional liability insurance policy would adversely impact our financial prospects and our ability to continue our relationships with insurance companies.

Without professional liability insurance, it is unlikely that we would be able to continue our relationships with insurance companies, which would adversely impact our financial prospects. Although we have an acceptable claims history, there can be no assurance that we will be able to maintain our professional liability insurance and in the event of the termination or non-renewal of our professional liability insurance policy, we may be unable to acquire this insurance on acceptable terms, or at all.

If we fail to maintain an effective system of internal controls, including those internal controls impacted by the upgrade of our information technology, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have undertaken to upgrade our information technology systems, which in some instances are integral to the maintenance and effectiveness of our internal controls. Any failure to implement these new controls or ongoing controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations or to find our internal controls over financial reporting to be effective. Failure to achieve and maintain an effective system of internal controls could have a material adverse effect on our stock price.

Our dependence on initial franchise fees creates an incentive for us to extend credit to borrowers that may not meet our underwriting guidelines.

A significant part of our revenues are derived from one-time initial fees we receive from assisting franchisees and others with the acquisition of businesses. Generating fees is largely dependent on our franchisees’ and others’ ability to obtain acquisition financing from us or Aleritas. Our dependence on these initial fees creates an incentive for us to extend credit to borrowers that may not meet our underwriting criteria. Our failure to follow underwriting guidelines could adversely affect the quality of the loans we make and adversely affect our financial condition and results of operations.

Because a significant part of our insurance-related revenues and loans derive from operations located in five states, our business may be adversely affected by conditions in these states.

A substantial portion of our insurance-related revenues and loans derive from operations located in the states of Texas, California, Kansas, Florida and Missouri. Our franchisees’ revenue and profitability and our revenues and profitability are affected by the prevailing regulatory, economic, demographic, weather, competitive, industry and other conditions in these states. Changes in any of these conditions could make it more costly or difficult for our franchisees and us to conduct our business. Adverse regulatory or industry developments in these states, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

If we fail to effectively manage our growth, our financial results could be adversely affected.

We must continue to refine and expand our marketing capabilities, our management procedures, our network of suppliers, our internal controls and procedures, our access to financing sources and our technology to meet or project growth. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be able to hire and train sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth effectively, our operations and financial results could be adversely affected.

We may not achieve the same levels of growth in revenues and profits in the future as we have in the past.

Our business has experienced rapid growth. Our ability to continue to grow our business will be subject to a number of risks and uncertainties, some of which are beyond our control, and will depend in large part on, among other factors: (1) finding new opportunities in our existing and new markets; (2) hiring, training and retaining skilled managers and employees; (3) expanding and improving the efficiency of our operations and systems; (4) maintaining loan quality; (5) maintaining and growing our funding sources and proprietary funding network; and (vi) maintaining and attracting customers. Accordingly, we may not achieve the same levels of growth in revenues and profits as we have historically.

Our reliance on the Internet could have a material adverse effect on our operations and our ability to meet customer expectations.

We rely heavily on the Internet in conducting our operations. A main component of our franchise program is providing franchisees and their personnel access to documents and other data over the Internet. This service requires efficient operation of Internet connections from franchisees and franchisee personnel to our system. These connections, in turn, depend on efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have experienced periodic operational problems or outages in the past and over which we have no control. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our services and products. Moreover, despite the implementation of security measures, our computer system may be vulnerable to computer viruses, program errors, attacks by third parties or similar disruptive problems. These events could have a material adverse effect on our operations and our ability to meet customer expectations.

Our network may be vulnerable to security breaches and inappropriate use by Internet users, which could disrupt or deter future use of our services.

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services. Our failure to successfully prevent security breaches could significantly harm our business, reputation and results of operations and could expose us to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which we operate, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including personal customer data, cause interruptions in our operations or damage our brand and reputation. A breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or governmental enforcement proceedings. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches, password lapses or sabotage, and we have occasionally experienced attempts at “hacking.” We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by any of these types of breaches. Any well publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which could have a detrimental impact on our franchise network. Furthermore, computer viruses may affect our ability to provide our services and adversely affect our revenues. Moreover, if a computer virus affecting our system were highly publicized, our reputation could be significantly damaged, resulting in the loss of current and future franchisees and customers.

We are in highly competitive markets, which could result in reduced profitability.

We expect the historical success of our company to attract others to our target markets who will strive to compete directly or indirectly against us. Increased competition may reduce demand for our products and limit the amount of revenues and earnings we report.

Our franchisees face significant competition. The popularity of Internet sales and enactment of the Financial Services Modernization Act have increased the number of potential competitors and allow highly capitalized competitors, like banks, to offer certain kinds of insurance products and services which are competitive with the products and services of our franchisees and life insurance subsidiary. If our prediction that the number of agents will increase is accurate, we will face greater competition for the services we provide to our franchisees. The life insurance industry is extremely competitive. There are a large number of insurance companies that are substantially larger, offer more diversified product lines and have larger selling organizations and customer bases than First Life. There are many new changes in technology, product offerings and regulation in the industries in which we operate and many of our competitors in such industries have greater financial resources and market acceptance than we do. Competitors may develop or offer more attractive or lower cost products and services than ours which could erode our customer base.

Our management, facilities and labor force may be insufficient to accommodate expected growth.

If we grow more quickly than anticipated, our management, facilities and labor force may become insufficient to accommodate our expected growth. Also, although we have safeguards for emergencies and have arranged for back-up facilities to process information if the processing center in Phillipsburg, Kansas, is not functioning, the occurrence of a major catastrophic event or other system failure at our processing center could interrupt document processing or result in the loss of stored data.

We compete in highly regulated industries, which may result in increased expenses or restrictions in our operations.

We conduct business in a number of states and are subject to comprehensive regulation and supervision by government agencies in many of the states in which we do business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of shareholders. The laws of the various state jurisdictions establish regulatory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing of agents and unfair trade practices.

Although we believe that we are currently in material compliance with statutes, regulations and ordinances applicable to our business and commitments made to government agencies, we cannot assure you that we will be able to maintain compliance without incurring significant expense, or at all. There is also no assurance that we have correctly determined the applicability of all statutes, regulations, ordinances and government commitments to our business, including, without limitation, the applicability of federal preemption of state law for activities believed by us to be subject to such preemption. In addition, our franchisees are also subject to comprehensive regulations and supervision and we cannot ensure their correct determination of the applicability of statutes, regulations and ordinances to their businesses and their material compliance therewith. Our failure to comply, or the failure of our franchisees to comply, with any current or subsequently enacted statutes, regulations, ordinances and commitments to government agencies could result in regulatory actions and negative publicity and have a material adverse effect on us.

Furthermore, the adoption of additional statutes, regulations and ordinances, the agreement to further commitments to government agencies, changes in the interpretation and enforcement of current statutes, regulations and ordinances, changes in our ability to exert federal preemption, or the expansion of our business into jurisdictions that have adopted more extensive regulatory requirements than those under which we currently conduct business, could have a material adverse effect on us.

We are subject to franchise law and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchise locations and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.

We are subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission, as well as similar authorities in individual states, in connection with the offer, grant and termination of franchises and the regulation of the franchisor-franchisee relationship. Our failure to comply with these laws could subject us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of stores, advertising expenditures, franchise renewal criteria or express violations of franchise agreements. We cannot assure you that we will not encounter compliance problems from time to time, or that material disputes will not arise with one or more franchisees. Accordingly, our failure to comply with applicable franchise laws and regulations, or disputes with franchisees, could have a material adverse effect on our results of operations, financial condition and growth strategy.

A significant factor of our business strategy involves the ability and willingness of our affiliate, Aleritas, in funding loans to our franchisees.

Our expansion strategy consists principally of adding new franchise locations. Continued growth is dependent upon a number of factors, including the availability of funding for acquisitions and operating needs of our franchisees. Historically, Aleritas has provided such funding in the form of loans for new franchisees. The ability of Aleritas to be a lending source is dependent upon a number of factors, including the ability of its borrowers to repay loans made to them, the willingness of its funding sources to make loans to Aleritas, its perception with rating agencies and collateral preservation providers, and other factors, many of which may be beyond the control of Aleritas. Although Aleritas is an affiliate company, it is not required to make loans to our franchisees. We cannot assure you that Aleritas will be able or willing to continue to provide loans to our franchisees. The inability or unwillingness of Aleritas to originate loans for acquisitions and franchise operating needs would negatively impact our ability to grow our business and our profitability.

We share brand name identity with Brooke Corporation and other affiliates.

In the event of circumstances involving any of these entities that have a negative effect on the “Brooke” brand, we could likewise suffer if the negative impact harms our reputation or credibility in the marketplace, which could reduce the number of independent agencies willing to join our franchise network or otherwise reduce the number of our franchisees contracting for our services. In such event, our profitability and growth prospects would be reduced.

Most of the advances we make are to privately owned small and medium-sized companies which present a greater risk of loss than advances to larger companies.

Our advances and extensions of credit are made primarily to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, these companies generally have limited access to capital and higher funding costs. They may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our franchisees to make scheduled payments of interest and principal on our advances. Accordingly, advances and extensions of credit made to these types of franchisees entails higher risks than advances made to companies that are able to access traditional credit sources.

The expansion of our insurance company operations will be dependent upon the availability of outside financing.

We plan to expand our insurance company operations by distributing non-standard auto, life and annuity insurance products through our franchise network. While we intend to internally fund a portion of these expansion costs, we anticipate that outside financing will be required for the expansion. There can be no assurance that outside financing will be available to us on terms and conditions acceptable to us.

Insurance company operations could be disrupted by the failure of their information technology and telecommunications systems because they are dependent on these systems.

First Life and Delta Plus’s business is highly dependent upon the successful and uninterrupted functioning of our current information technology and telecommunications systems as well as current and/or future integrated policy and claims system. These systems are relied upon to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations, as well as to perform actuarial and other analytical functions necessary for pricing and product development. As a result, the failure of these systems could interrupt operations and adversely affect financial results. Because information technology and telecommunications systems interface with and depend on third-party systems, service denials could be experienced if demand for such service exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our insurance company’s ability to write and process new and renewal business and provide customer service or compromise its ability to pay claims in a timely manner. This could result in a material adverse effect on our insurance company’s operations.

Our insurance company’s ability to earn profits may be restricted by comprehensive regulation.

First Life and Delta Plus are subject to comprehensive regulation and supervision by government agencies in Kansas and Missouri, respectively, where each insurance company subsidiary is domiciled, as well as in the states where First Life and Delta Plus’s insurance companies sell insurance products, issue policies and handle claims. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect First Life and Delta Plus’s ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow its business profitably. These regulations provide safeguards for policy owners and are not intended to protect the interests of stockholders. First Life’s and Delta Plus’s ability to comply with these laws and regulations and to obtain necessary regulatory action in a timely manner is and will continue to be critical to their success.

Compliance with laws and regulations addressing these and other issues often will result in increased administrative costs. In addition, these laws and regulations may limit First Life and Delta Plus’s ability to underwrite and price risks accurately, preventing them from obtaining timely rate increases necessary to cover increased costs and may restrict their ability to discontinue unprofitable relationships or exit unprofitable markets. These results, in turn, may adversely affect First Life and Delta Plus’s profitability or their ability or desire to grow their business in certain jurisdictions. The failure to comply with these laws and regulations may also result in actions by regulators, fines and penalties, and in extreme cases, revocation of First Life’s or Delta Plus’s ability to do business in that jurisdiction. In addition, First Life and Delta Plus may face individual and class action lawsuits by policyholders and other parties for alleged violations of certain of these laws or regulations.

Insurance company operations could be adversely affected if regulation becomes more extensive in the future.

New or more restrictive regulation in any state in which First Life and Delta Plus conducts business could make them more expensive for them to conduct their business, restrict the premiums they are able to charge or otherwise change the way they do business. In such events, First Life and Delta Plus may seek to reduce their writings in, or to withdraw entirely, from these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. First Life or Delta Plus are unable to predict whether and to what extent new laws and regulations that would affect their business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on their operations, profitability and financial condition.

Insurance company operations’ failure to meet minimum capital and surplus requirements could subject them to regulatory action.

First Life and Delta Plus’s insurance companies are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of their states of domicile. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require insurance companies to report their results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject First Life and/or Delta Plus to further examination or corrective action imposed by state regulators, including limitations on writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require First Life’s and/or Delta Plus’s insurance company to increase its statutory capital levels.

Insurance company operations’ profitability could be adversely affected by negative developments and cyclical changes in the non-standard personal automobile industry because it has a concentration in this industry.

Substantially all of First Life’s gross premiums are generated from the sale of life insurance and fixed annuity insurance products. All of Delta Plus’s gross premiums are generated from sales of non-standard personal automobile insurance policies. As a result of a concentration in these lines of business, negative developments in the business or economic, competitive or regulatory conditions affecting the industry could have a negative effect on profitability. Examples of such negative developments would be increasing trends in automobile repair costs, automobile parts costs, used car prices and medical care expenses, increased regulation, as well as increased litigation of claims and higher levels of fraudulent claims. All of these events can result in reduced profitability.

In addition, Delta Plus’s non-standard personal automobile insurance industry historically has been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity followed by periods of high premium rates and shortages of underwriting capacity. These fluctuations in the non-standard personal automobile insurance business cycle may negatively impact our profitability.

Our insurance company operations’ profitability could be adversely affected by competition.

Both the life and non-standard personal automobile insurance lines of business are highly competitive and, except for capital and regulatory considerations, there are relatively few barriers to entry. Our insurance companies compete with other insurance companies that sell the same or similar lines of insurance through independent agencies as well as with insurance companies that sell such policies directly to their customers. Some competitors have substantially greater financial and other resources than our insurance companies have and may offer a broader range of products or competing products at lower prices. In addition, existing competitors may attempt to increase market share by lowering rates and new competitors may enter this market, particularly larger insurance companies that do not presently write standard life, final expense, fixed annuity or non-standard personal automobile insurance. In this environment, First Life and Delta Plus may experience a reduction in underwriting margins or sales of insurance policies may decrease as individuals purchase lower-priced products from other insurance companies. A loss of business to competitors offering similar insurance products at lower prices or having other competitive advantages could negatively affect revenues and net income.

Insurance company operational success depends on their abilities to price accurately the risks they underwrite.

The results of our operations and the financial condition of our insurance companies depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price products accurately, First Life and Delta Plus must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends and project both severity and frequency of losses with reasonable accuracy. First Life’s and Delta Plus’s ability to undertake these efforts successfully, and as a result price their products accurately, is subject to a number of risks and uncertainties, some of which are outside their control. Consequently, each company could underprice risks, which would negatively affect profit margins, or each could overprice risks, which could reduce sales volume and competitiveness. In either event, the profitability of our insurance companies could be materially and adversely affected.

Insurance company operations could incur additional charges to earnings if its actual losses and loss adjustment expenses exceed loss and loss adjustment expense reserves.

Both First Life and Delta Plus maintain reserves to cover their estimated liability for losses and the related loss adjustment expenses for reported and unreported claims on insurance policies issued by our insurance company subsidiaries. The establishment of appropriate reserves is an inherently uncertain process, involving actuarial and statistical projections of what our insurance company operations expect to be the cost of the ultimate settlement and administration of claims. These projections are based upon historical claims information, estimates of future trends in claims severity and other variable factors such as inflation. Due to the inherent uncertainty of estimating reserves, it has been necessary, and will continue to be necessary, to revise estimated future liabilities of each insurance company subsidiary’s reserves for claims and related expenses.

Our insurance company subsidiaries cannot be sure that their ultimate losses and loss adjustment expenses will not materially exceed their reserves. To the extent that reserves prove to be inadequate in the future, our insurance company subsidiaries would be required to increase reserves for losses and the related loss adjustment expenses and incur a charge to earnings in the subsequent period during which such reserves are increased, which could have a material and adverse impact on our financial condition and results of operations in the subsequent period.

Insurance company operations, financial condition and results of operations could be adversely affected if they are not successful in reducing risk and increasing underwriting capacity through reinsurance arrangements.

In order to reduce underwriting risk and increase underwriting capacity, our insurance company subsidiaries may choose to transfer portions of its insurance risk to other insurers through reinsurance contracts. Historically, Delta Plus has ceded a portion of its non-standard automobile insurance premiums and losses to unaffiliated reinsurers in accordance with these contracts. The availability, cost and structure of reinsurance protection is subject to changing market conditions that are outside of our insurance subsidiaries’ control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that may be needed, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.

Although the reinsurer is liable to the insurance company to the extent it transfers, or “cedes,” risk to the reinsurer, the insurance company remains ultimately liable to the policyholder on all risks reinsured. As a result, ceded reinsurance arrangements do not limit our insurers’ ultimate obligation to their policyholders to pay claims. Our insurance company subsidiaries are subject to credit risks with respect to the financial strength of their reinsurers. They are also subject to the risk that their reinsurers may dispute their obligations to pay claims. As a result, our insurance company subsidiaries may not recover claims made to their reinsurers in a timely manner, if at all. In addition, if insurance departments deem that under Delta Plus’s existing or future reinsurance contracts the reinsurer does not assume significant risk and has a reasonable possibility of significant loss, our insurance company subsidiary may not be able to increase its ability to write business based on this reinsurance. Any of these events could have a material adverse effect on our insurance company’s business, financial condition and results of operations.

Insurance company revenues and business operations could be adversely affected by new pricing, claim and coverage issues emerging in the automobile insurance industry.

As insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages, business practices and premium financing plans may emerge. These issues can have an adverse effect on Delta Plus’s business by changing the way it prices products, by extending coverage beyond underwriting intent, or by increasing the size of claims. The effects and costs of these and other unforeseen emerging issues could negatively affect Delta Plus’s revenues and business operations.

Insurance company operations, financial results and capital requirements could be adversely affected if they fail to pay claims accurately.

Our insurance company subsidiaries must accurately evaluate and pay claims that are made under their respective policies. Many factors affect our company’s ability to pay claims accurately, including the training and experience of claims representatives, the claims organization culture, the effectiveness of management, the ability to develop or select and implement appropriate procedures and systems to support claims functions and other factors. Our insurance company subsidiaries’ failure to pay claims accurately could lead to material litigation, undermine their reputation in the marketplace, impair their image and negatively affect their financial results.

Our ability to implement our business strategy could be adversely affected by our insurance company subsidiaries’ inability to retain and recruit qualified personnel.

Our insurance company subsidiaries’ success depends in part on their ability to attract and retain qualified personnel. The inability to recruit and retain qualified personnel could prevent them from fully implementing their business strategies and could materially and adversely affect its business, growth and profitability.

Insurance company operations’ financial results could be adversely affected by litigation.

Delta Plus is named as a defendant in a number of lawsuits. Currently, First Life is not a named defendant in any litigation. Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. The precise nature of the relief that may be sought or granted in any lawsuits is uncertain and may, if these lawsuits are determined adversely to Delta Plus, negatively impact its earnings.

In addition, potential litigation involving new claim, coverage and business practice issues could adversely affect our insurance company subsidiaries’ business by changing the way products are priced, extending coverage beyond underwriting intent or increasing the size of claims. The effects of unforeseen emerging claims, coverage and business practice issues could negatively impact their profitability and methods of doing business.

Insurance company operations’ investment portfolios could be adversely affected by adverse securities market conditions.

Each of our insurance company subsidiaries’ results of operations depends in part on the safety and performance of its invested assets. As of December 31, 2007, virtually all of our insurance company subsidiaries’ investment portfolios were invested in fixed income securities. Certain risks are inherent in connection with fixed maturity securities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. In general, the fair value of a portfolio of fixed income securities increases or decreases inversely with changes in the market interest rates, while net investment income realized from future investments in fixed income securities increases or decreases along with interest rates.

Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against insurance company operations.

First Life and Delta Plus’s business is exposed to the risk of severe weather conditions and other catastrophic events, such as rainstorms, snowstorms, hail and ice storms, hurricanes, tornadoes, earthquakes, fires and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. Such conditions generally result in higher incidence of automobile accidents and an increase in the number of claims filed, as well as the amount of compensation sought by claimants.

Policy lapses in excess of those actuarially anticipated would have a negative impact on our financial performance.

If our insurance company subsidiaries’ policy lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies, our business could be adversely affected. The prices and expected future profitability of our insurance products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. Lapses occur when premium payments are not made. Surrender of a policy occurs by an affirmative act of the policyholder and is usually accompanied by an economic benefit for the policyholder because the policy has accumulated value. Policy acquisition costs are deferred and recognized over the life of a policy. Actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract.

Sales of our products may be reduced if we are unable to attract and retain marketing representatives or develop and maintain distribution sources.

Our insurance company subsidiaries distribute insurance products through a variety of distribution channels, including independent marketing consultants, employee agents and third-party marketing organizations. Our relationships with these persons are significant both for our revenues and profits. Strong competition exists among insurers to form relationships with marketers of demonstrated ability. We compete with other insurers for representatives and consultants primarily on the basis of our compensation and support services. Any diminishment in our inability to attract and retain effective sales representatives could materially adversely affect our results of operations and financial condition.

We may be required to accelerate the amortization of deferred acquisition costs which would increase our expenses and reduce profitability.

Deferred acquisition costs, or DAC, represent costs that vary with and are primarily related to the sale and issuance of our insurance policies that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is amortized to income over the lives of the underlying policies, in relation to the anticipated recognition of premiums. Our amortization of DAC generally depends upon anticipated profits from investments, surrender and other policy charges, mortality, morbidity and maintenance expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC or to record a charge to increase benefit reserves.

We regularly review DAC quality to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to that line of business, we would be required to recognize the additional DAC amortization as a current-period expense.

DAC costs are amortized primarily over the estimated premium paying period of the related policies in proportion to the ratio of the annual premium recognized to the total premium revenue anticipated, using the same assumptions as were used in computing liabilities for future policy benefits. Excess policy lapses, however, would cause the immediate expensing or amortizing of deferred policy acquisition costs, which would adversely affect our profitability.

Failure to protect confidential information and privacy could result in the loss of customers and reductions in our profitability and subject us to fines and penalties.

Our insurance subsidiaries are subject to privacy regulations and to confidentiality obligations. We also have legal obligations to protect certain confidential information we obtain from our existing vendors. These obligations generally include protecting confidential information in the same manner and to the same extent as we protect our own confidential information. The actions we take to protect confidential information include among other things: monitoring our record retention plans and any changes in state or federal privacy and compliance requirements; maintaining secure storage facilities for tangible records; and limiting access to electronic information in order to safeguard certain current information.

In addition, we deliver a notice regarding our privacy policy both at the delivery of the insurance policy and annually thereafter. Certain exceptions are allowed for sharing of information under joint marketing agreements. However, certain state laws may require individuals to opt in to information sharing instead of being immediately included. Additionally, when final U.S. Treasury Department regulations are promulgated in connection with the USA Patriot Act, we will likely have to expend additional resources to tailor our existing efforts to the new rules.

If we do not comply with privacy regulations and protect confidential information, we could experience adverse consequences, including regulatory problems, loss of reputation and litigation.

General economic, financial market and political conditions may adversely affect our results of operations and financial condition.

Our results of operations and financial condition may be materially adversely affected from time to time by general economic, financial market and political conditions. These conditions include economic cycles such as:

•	insurance industry cycles;

•	levels of employment;

•	levels of consumer spending;

•	levels of inflation; and

•	movements of the financial markets.

Fluctuations in interest rates, monetary policy, demographics, and legislative and competitive factors also influence our performance. During periods of economic downturn, individuals and businesses may choose not to purchase our insurance products and other related products and services, may terminate existing policies or contracts, permit them to lapse or may choose to reduce the amount of coverage purchased.

Our debt instruments contain restrictive covenants and other requirements that may limit business flexibility by imposing operating and financial restrictions on operations.

Certain of the agreements we have governing indebtedness contain financial covenants that impose ratios, tests and restrictions on us and our subsidiaries, such as maximum prepayment rate, maximum loan loss rate, minimum fixed charge coverage ratio, maximum cash leverage ratio, and maximum total leverage ratio. These contain other restrictions on us and our subsidiaries, including but not limited to: incurrence of indebtedness and liens; restrictions on the reorganization, transfer and merger; disposition of properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends by us and our subsidiaries, except in limited circumstances. Our ability and the ability of our subsidiaries to comply with these ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may prevent us from expanding our operations and executing our business strategy. In addition, a breach of any of these covenants, ratios or tests could result in a default under the agreements governing the indebtedness.

Risks Related to Our Common Stock

Brooke Corporation is able to exert significant control over us and may act in a manner that is adverse to our other stockholders’ interests.

As of February 29, 2008, Brooke Corporation owned approximately 81% of our outstanding common stock. As a result, Brooke Corporation is able to exert significant influence over:

•	the nomination, election and removal of our board of directors;

•	the adoption of amendments to our charter documents;

•	our management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Brooke Corporation’s interests may conflict with the interests of other holders of our common stock and it may take actions affecting us with which other stockholders may disagree. For example, in order to retain control in the controlling group, it may decide not to enter into a transaction in which our stockholders would receive consideration for their shares that is much higher than the cost of their investment in our common stock or than the then current market price of our common stock. Any decision regarding the ownership of our company that Brooke Corporation may make at some future time will be in its absolute discretion.

Our relatively low trading volume may limit stockholders’ ability to sell their shares.

Although shares of our common stock are listed on the American Stock Exchange, our average daily trading volume has been approximately 1,356 shares during the three months ended February 29, 2008. As a result of this low trading volume, stockholders may have difficulty selling a large number of shares of our common stock in the manner or at the price that might be attainable if our common stock were more actively traded.

The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to resell common stock when they want or at a price they find attractive.

Since September 2007, our common stock has traded at prices ranging between $2.80 and $7.20 on the American Stock Exchange. We expect that the market price of our common stock will continue to fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet expectations of analysts or investors;

•	adverse conditions in the securities or credit markets;

•	any claims, litigation or regulatory proceedings that may be brought against us;

•	recommendations by securities analysts;

•	changes in interest rates and other general economic conditions;

•	significant acquisitions, divestitures or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, litigation, regulatory changes and other issues in our industry;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	relatively low trading volume.

Kansas law and our articles of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Certain provisions of our articles of incorporation and our bylaws and of Kansas law may discourage, delay or prevent transactions that our stockholders may consider favorable, including transactions that could provide for payment of a premium over the prevailing market price of our common stock, and also may limit the price that investors are willing to pay in the future for our common stock. For example, our articles of incorporation contain provisions, such as allowing our board of directors to issue preferred stock with rights superior to those of our common stock without the consent of our stockholders, which could make it more difficult for a third party to acquire us without the consent of our board of directors. In addition, our bylaws establish that our independent directors have neither the right nor the obligation to vote for the nomination, election or removal of directors of our company; those rights and obligations rest solely with the representative of our controlling shareholder.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in owned premises at 8500 College Boulevard, Overland Park, Kansas 66210, and our telephone number is (913) 661-0123. In addition to serving as our principal executive offices, this facility will be used to house a center for training franchisees and employees, and a service center for our franchise operations. We also lease space in an additional office building in Overland Park, Kansas.

In Phillipsburg, Kansas, we lease from Brooke Corporation a processing center and own an advertising center. The advertising center also houses our facilities teams. We own a building in Dallas, Texas that houses a regional office and service center. We lease additional offices in Englewood, Colorado, Nashville, Tennessee, and Sacramento, California, as well as brokerage underwriting offices, and franchise customer service centers in other locations in the United States. We, or our subsidiaries, may acquire or lease real estate for use in our subsidiaries’ operations and for lease, sublease or license to franchisees.

First Life owns a 20,000 square foot office building on approximately six and one-half acres of land located in Topeka, Kansas. First Life occupies approximately 7,500 square feet of the building, and the remainder of the building is leased to agencies of the federal government.

The properties from which operations are conducted are not materially important to us. Management believes that our current leased and owned facilities are in good repair and adequate for current and proposed operations. In management’s opinion, adequate insurance has been purchased for each of the above-referenced properties.

ITEM 3.	LEGAL PROCEEDINGS.

We and our subsidiaries have from time-to-time been parties to claims and lawsuits that are incidental to our business operations. While ultimate liability with respect to these claims and litigation is difficult to predict, we believe that the amount, if any, that we are required to pay in the discharge of liabilities or settlements in these matters will not have a material adverse effect on our combined results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of our stockholders was held on November 5, 2007. At the meeting, our stockholders approved (i) the proposal (the “Merger Proposal”) to adopt the Agreement and Plan of Merger dated as of August 31, 2007, as amended, among us, Brooke Corporation and Brooke Franchise Corporation (“Brooke Franchise”); (ii) the proposal (“Exchange Proposal”) to adopt the Exchange Agreement, dated as of August 31, 2007, as amended, among us, Delta Plus. and Brooke Corporation; and (iii) approved an amendment to the Brooke Capital Corporation 2007 Equity Incentive Plan (the “Equity Incentive Plan Amendment Proposal”) to

increase the total number of shares of common stock that may be awarded under the plan from 400,000 shares to 2,400,000 shares.

Final tabulations of the vote at the special meeting of stockholders was as follows:

Approval of the Merger Proposal:

BROKER
FOR	AGAINST	ABSTAIN	NO VOTE

2,165,467	-0-	-0-	-0-

The shares voted for the Merger Proposal represented approximately 62% of the shares of common stock outstanding and entitled to vote on the Merger Proposal.

Approval of the Exchange Proposal:

BROKER
FOR	AGAINST	ABSTAIN	NO VOTE

2,165,467	-0-	-0-	-0-

Approval of the Equity Incentive Plan Amendment Proposal:

BROKER
FOR	AGAINST	ABSTAIN	NO VOTE

2,165,467	-0-	-0-	-0-

The shares voted for the Exchange Proposal and the Equity Incentive Plan Amendment Proposal represented 100% of the shares present in person or represented by proxy and entitled to vote on these matters. No proxies were solicited in connection with the matters voted on at the special meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock, $.01 par value, has traded under the symbol “BCP” on the American Stock Exchange (“AMEX”) since August 30, 2007. Prior to that date, there was no public trading market for our common stock.

During the most recently completed fiscal year, the high and low prices for our common stock for each of the last two quarters have been as follows:

Quarter	Ending	High Bid/Sale	Low Bid/Sale

Third	September 30, 2007	$6.85	$5.00
Fourth	December 31, 2007	$7.20	$3.50

On February 29, 2008, the closing price for our common stock on the AMEX was $3.10 per share.

Holders of Common Stock.

On February 29, 2008, there were 4,945 stockholders of record of our common stock and an indeterminate number of stockholders whose shares are held by brokers or “nominees” in street name.

Dividends.

We have not paid any cash dividends. We anticipate that for the foreseeable future any and all earnings will be retained to fund the growth of our insurance business and for other working capital purposes and that as a result no dividends are currently planned. We are restricted from paying dividends by our debt instruments.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows information related to the stock options that have been granted and the number of shares remaining available for grant under the Company’s existing equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in First Column)

Equity compensation plans approved by security holders	—	—	2,010,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,010,000

(1)	A total of 2,400,000 shares are authorized for issuance pursuant to the Brooke Capital Corporation 2007 Equity Incentive Plan, which became effective on June 7, 2007, upon approval by our stockholders. On August 15, 2007, 390,000 restricted share awards were granted under such plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the fourth quarter of the fiscal year ended December 31, 2007, there were no purchases of equity securities by us or any affiliated purchaser of shares or other units of any class of equity securities registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED COMBINED FINANCIAL DATA

The following table sets forth selected historical combined financial information for the periods ended and as of the dates indicated.

The following income statement data for the years ended December 31, 2007, 2006 and 2005 and balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements, which are included elsewhere in this report. The following income statement data for the years ended December 31, 2004 and 2003 and balance sheet data as of December 31, 2005, 2004 and 2003 represent the financial position and results of operations for Brooke Franchise Corporation and are derived from that company’s separate audited financial statements not included in this report. As discussed in an earlier “Explanatory Note,” the periods prior to December 8, 2006, represent those of Brooke Franchise Corporation as the “deemed predecessor” prior to its merger with and into the Company on November 15, 2007 and have been restated accordingly. You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
		(Restated)	(Restated)	(Restated)	(Restated)
	2007	2006	2005	2004	2003
	(In thousands, except share data)

Statement of Operations Data:
Operating Revenues
Insurance commissions	$114,588	99,190	80,490	57,619	40,111
Interest income	1,925	340	139	39	9
Consulting fees	10,423	3,928	4,916	5,236	4,109
Gain on sale of businesses	2,057	3,059	3,091	5,261	388
Initial franchise fees for basic services	32,505	31,770	19,375	8,795	425
Initial franchise fees for buyer assistance plans	455	3,137	10,133	8,122	8,147
Insurance premiums earned	3,710	108	—	—	—
Other income	5,987	2,200	874	211	2

Total Operating Revenues	171,650	143,732	119,018	85,283	53,191

Operating Expenses
Commissions expense	89,182	78,342	64,233	46,725	33,689
Payroll expense	24,900	23,153	19,620	11,262	5,433
Depreciation and amortization	1,749	89	(14)	429	38
Other operating expense	49,321	35,447	25,978	15,929	10,271

Total Operating Expenses	165,152	137,031	109,817	74,345	49,431

Income from Operations	6,498	6,701	9,201	10,938	3,760

Other Expenses
Interest expense	3,066	1,700	1,515	1,344	179

Total Other Expenses	3,066	1,700	1,515	1,344	179

Income Before Income Taxes	3,432	5,001	7,686	9,594	3,581

Income tax expense	1,094	1,497	2,920	3,262	1,218

Net Income	$2,338	3,504	4,766	6,332	2,363

	Year Ended December 31,
		(Restated)	(Restated)	(Restated)	(Restated)
	2007	2006	2005	2004	2003
	(In thousands, except share data)

Net Income per Share
Basic net income per share(1)	$0.29	0.54	0.74	0.96	0.36
Diluted net income per share(2)	$0.28	0.50	0.74	0.96	0.36
Weighted average of shares — basic outstanding(3)	8,201,026	6,497,638	6,437,925	6,562,359	6,562,359
Weighted average of shares — diluted outstanding(3)	8,208,026	6,958,672	6,437,925	6,562,359	6,562,359

	As of December 31,
		(Restated)	(Restated)	(Restated)	(Restated)
	2007	2006	2005	2004	2003
	(In thousands, except number of franchises)

Balance Sheet and Other Data
Total current assets	$79,124	83,266	52,150	45,179	24,615
Cash and cash equivalents	2,633	14,344	5,406	6,721	9,576
Accounts and notes receivable, net	30,567	20,700	9,590	4,545	2,505
Investments	18,867	12,582	—	—	—
Total assets	110,205	94,300	58,141	47,300	25,277
Total liabilities	97,458	64,062	40,583	37,508	21,817
Total debt(4)	50,491	28,337	27,167	25,773	13,365
Total stockholders’ equity	$12,747	30,238	17,558	9,792	3,460
Number of franchise locations	882	737	552	370	234

(1)	Basic net income per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding.

(2)	Diluted net income (loss) per share is calculated by including the weighted average effect of dilutive warrants outstanding during the periods.

(3)	The weighted average number of shares outstanding has been adjusted to reflect a 1-for-3 reverse stock split in 2007 and the issuance of 5,000,000 shares of stock in connection with the November 15, 2007 merger of Brooke Franchise Corporation with and into Brooke Capital Corporation.

(4)	Includes short-term and long-term debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Amounts in this section have been rounded to the nearest thousand, except percentages, ratios, per share data, numbers of franchise locations and numbers of businesses. Unless otherwise indicated, or unless the context otherwise requires, references to years in this section mean our fiscal years ended December 31.

General

Insurance company revenues are generated from the issuance of life insurance and annuity policies sold by independent insurance agents through First Life America Corporation (First Life), a Kansas domiciled life insurance company subsidiary.

Insurance agency revenues are also generated from commissions paid on the sale of property and casualty insurance policies issued through third party insurance companies, but sold through independent insurance agents. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by third party insurance companies, so we have little or no control over the commission amount generated from the sale of a specific insurance policy. Revenues are also generated from initial franchise fees, seller consulting fees and borrower consulting fees.

Results of Operation

A merger between Brooke Capital Corporation and Brooke Franchise Corporation occurred November 15, 2007, with Brooke Capital being the surviving corporation. This merger represented a transaction between entities under common control. Accordingly, we have recorded the assets and liabilities of Brooke Franchise Corporation at their carrying amounts at the date of transfer as if the transaction had taken place as of the beginning of the period. In addition, our results of operations and other changes in financial position for the current year have been reported as if the merger had occurred at the beginning of the period.

Prior years’ financial statements and related disclosures have been restated to furnish comparative information for the period during which Brooke Franchise and Brooke Capital have been under common control. As Brooke Corporation (parent to both Brooke Franchise and Brooke Capital) acquired its controlling interest in us on December 8, 2006, the combined financial statements and other information presented for periods prior to December 8, 2006 represent those of Brooke Franchise Corporation only.

Our combined results of operations have been significantly impacted by expansion of franchise locations in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the years ended December 31, 2007, 2006 and 2005, and the percentage change from year to year.

		2007		2006%
	Year Ended	% Increase	Year Ended	Increase	Year Ended
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005

REVENUES
Insurance commissions	$114,588	16%	$99,190	23%	$80,490
Consulting fees	10,423	165	3,928	(20)	4,916
Gain on sale of businesses	2,057	(33)	3,059	(1)	3,091
Initial franchise fees for basic services	32,505	2	31,770	64	19,375
Initial franchise fees for buyers assistance plans	455	(85)	3,137	(69)	10,133
Insurance premiums earned	3,710	3,335	108	—	—
Interest income	1,925	466	340	145	139
Other income	5,987	172	2,200	152	874

Total operating revenues	171,650	19	143,732	21	119,018
EXPENSES
Commission expense	89,182	14	78,342	22	64,233
Payroll expense	24,900	8	23,153	18	19,620
Depreciation and amortization	1,749	1,865	89	—	(14)
Other operating expenses	49,321	39	35,447	36	25,978

Total operating expenses	165,152	21	137,031	25	109,817
Income from operations	6,498	(3)	6,701	(27)	9,201
Interest expense	3,066	80	1,700	12	1,515

Income before income taxes	$3,432	(31)%	$5,001	(35)%	$7,686
Total assets (at period end)	$110,205	17%	$94,300	62%	$58,141

A more detailed description of our financial condition and operating results as reported by the insurance company operations, insurance agency operations and corporate activities segments follows. The significant changes in revenues, expenses and net income from the above table are primarily attributable to our insurance agency segment. (See Insurance Agency Operation Segment)

The following table shows selected assets and liabilities (in thousands, except percentages) as of December 31, 2007, 2006 and 2005, and the percentage change from year to year.

		2007		2006
		% Increase		% Increase
	As of	(decrease)	As of	(decrease)	As of
	December 31, 2007	over 2006	December 31, 2006	over 2005	December 31, 2005

Investments	$18,867	50%	$12,582	—	$—
Accounts and notes receivable	30,567	48	20,700	116	9,590
Other receivables	2,443	52	1,604	45	1,106
Property and equipment	15,709	446	2,878	1,051	250
Deferred charges	5,406	4	5,209	—	—
Accounts payable	7,353	318	1,759	40	1,252
Policy and contract liabilities	25,996	29	20,184	—	—
Premiums payable	5,322	(11)	5,956	49	4,003
Debt	50,491	78	28,337	4	27,167

Investments increased as a result of investing premiums generated from the sale of annuity and other life insurance products.

Accounts and notes receivable primarily include amounts owed by our franchisees and increased primarily from continued expansion of our franchise operations, especially the producer development program typically associated with start up franchises. A loss reserve exists for our credit loss exposure to these receivable balances from franchisees (See Insurance Agency Operation Segment, below).

Customer receivables, notes receivables, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our combined balance sheet.

Other receivables increased primarily from amounts due from franchisees for purchase of insurance agencies.

Property and equipment increased from the purchase of franchise related equipment from the parent company Brooke Corporation in June of 2007.

Deferred charges include primarily the fees associated with the costs of acquiring life insurance by First Life. Policy and contract liabilities increased with the sale of annuities and other life insurance products

Accounts payable, which includes franchise payables, payroll payables and other accrued expenses, increased primarily from the continued expansion of our franchise operations.

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable decreased primarily from temporary fluctuations in agent billed activity.

Debt increased primarily as the result of expansion of the franchise operations.

Analysis by Segment

Our two reportable segments are Insurance Company Operations and Insurance Agency Operations.

Our insurance company operations include the issuance of life insurance policies by First Life America Corporation (First Life). First Life sells life insurance and annuity products in eight states throughout the Midwest.

Our insurance agency operations include our franchise agency operations and our insurance agency consulting activities. Our franchise agency operations include the sale of insurance, financial and credit services on a retail basis through franchisees.

Revenues, expenses, assets and liabilities that are not allocated to one of the two reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations.

Insurance Company Operations

		2007		2006
	Year Ended	% Increase	23 Days Ended	% Increase	Year Ended
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005

REVENUES
Insurance premiums earned	3,710	3,335%	108	—	—
Interest income	1,410	2,069	65	—	—
Other income	248	1,671	14	—	—

Total operating revenues	5,368	2,771	187	—	—
EXPENSES
Commission expense	167	596	24	—	—
Payroll expense	474	1,115	39	—	—
Depreciation and amortization	805	3,733	21	—	—
Other operating expenses	3,791	3,976	93	—	—

Total operating expenses	5,237	2,859	177	—	—
Income from operations	131	1,210	10	—	—
Interest expense	—	—	—	—	—

Income before income taxes	$131	1,210	$10	—	$—
Total assets (at period end)	$33,190	16%	$28570	—%	$—

As noted previously, the financial information reported for us includes the results of operations and cash flows for the insurance company operations conducted by First Life America Corporation (“First Life”) since December 8, 2006, the date that Brooke Corporation acquired its controlling interest in First Life. While our reported results of operations do not include activity related to insurance company operations prior to December 8, 2006, the discussion that follows makes reference to certain aspects of the results of operations as originally reported by First Life and included in the consolidated financial statements filed by us in prior years’ annual reports. This information is being provided for comparative purposes only, in connection with management’s discussion and analysis of the life insurance company’s operations during 2007 as compared to prior periods. Income and expenses reported in the table above do not include results of operations prior to December 8, 2006. Accordingly, no information is presented prior to December 8, 2006, including for the year ended December 31, 2005 and any % increase (decrease) of such values over 2005, as we did not control the operations of First Life during that period.

Net premium income levels of $3,710,000 and $3,677,000 reported during 2007 and 2006 were slightly lower than the $3,793,000 reported during 2005. Net first year premium income increased 10% to $464,000 in 2007 as compared to $422,000 in 2006 due largely to First Life’s ability to again write new policies in the state of Ohio. Gross first year premium income had declined during each of the last three years primarily due to First Life’s inability to write new business in the state of Ohio during 2005, 2006 and much of 2007 and due to capital restrictions that limited its ability to promote other new business. First Life was released from its Memorandum of Understanding with the Ohio Department of Insurance on May 3, 2007 and has now re-established relationships with agents in that market.

Net renewal year premium income reported of approximately $3,217,000 during 2007 was comparable to the $3,228,000 reported during 2006 with both years about 8% higher than the $2,973,000 reported during 2005. Renewal premiums reflect the premium collected in the current year for those policies that have surpassed their first policy anniversary. Gross renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options, exceed prior year’s first year premium.

Policy reserve expense of $926,000 during 2007 was 10% higher than the $841,000 reported during 2006 and significantly lower than the $1,119,000 reported during 2005. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserve requirements will continue to increase.

Our death claims expense has more than doubled in the past two years increasing by 42% to $1,049,000 during 2007. Death claims expense of $737,000 in 2006 was 45% higher than the $507,000 reported during 2005. Increases in death claims expense are reflective of the continued maturation of the final expense policies, which are generally purchased by consumers in their senior years.

Commissions, which totaled $886,000 during 2007 were 9% higher than the $810,000 reported during 2006; both years were significantly lower than the $1,201,000 reported during 2005. Commissions capitalized as part of deferred policy acquisitions totaled $720,000, $535,000 and $887,000 for 2007, 2006 and 2005, respectively. Commissions paid are based on a percentage of premiums and determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. The decreased levels of commissions paid during 2007 and 2006 as compared to 2005 are directly related to the decrease in gross first year whole life premiums reported during those years.

Policy acquisition costs deferred decreased by 35% during 2006 as compared to 2005 while increasing 13% during 2007 as compared to 2006. These acquisition costs result from the capitalization of costs related to the sales of life insurance and include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. The overall decline in the level of these costs deferred is directly related to reduced levels of gross first year whole life premiums reported during 2007 and 2006. Amortization of deferred policy acquisition costs were $724,000, $738,000 and $631,000 during 2007, 2006 and 2005, respectively. Management performs quarterly reviews of the recoverability of deferred acquisition costs based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.

Interest credited on annuities and premium deposits totaled $799,000, $579,000 and $406,000 during 2007, 2006 and 2005, respectively. These increases of 38% and 43% during 2007 and 2006, respectively, reflect the increases in annuity fund balances resulting from deposits of $5,484,000 and $3,549,000 during each of 2007 and 2006, less surrenders of $1,202,000 and $766,000 during those two years. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies in force (10,332; 9,974 and 9,856 as of December 31, 2007, 2006 and 2005, respectively). The average interest credit rate on annuities and premium deposits has ranged from 4.7% to 4.9% during 2005, 2006 and 2007. Management maintains efforts to more effectively manage the interest rate spread between the rate we earn on our investment portfolio and the rate being credited to policyholder accounts. Management introduced several new annuity products marketed during 2005, 2006 and 2007, which are deemed to be shorter in duration and thus credit interest at a lesser rate than other annuities which have historically been offered by us. Increases in our annuity and policy benefit liabilities are largely related to increased sales of our various annuity and life insurance products.

Our available-for-sale fixed maturity securities increased to $18,675,000 at December 31, 2007 as compared to $12,299,000 at December 31, 2006 as a result of its ability to invest funds generated from the sale of annuity and other insurance products and other sources. Purchases of available-for-sale fixed maturity securities, net of maturities were $6,740,000 during 2007. Net investment income was 36% higher during 2007 as compared to 2006 primarily as a result of this growth in the portfolio. During 2007, the market value of our available-for-sale fixed maturity and equity securities decreased by $311,000, due primarily to changes in interest rates.

Other operating expenses recorded during 2007 (including salaries, wages and employee benefits expenses related to the life insurance operations) were similar to those reported during 2006.

Insurance Agency Operations

		2007		2006
	Year Ended	% Increase	Year Ended	% Increase	Year Ended
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005
REVENUES
Insurance commissions	$114,588	16%	$99,190	23%	$80,490
Consulting fees	10,423	282	2,731	(44)	4,916
Gain on sale of businesses	2,057	(33)	3,059	(1)	3,091
Initial franchise fees for basic services	32,505	2	31,770	64	19,375
Initial franchise fees for buyers assistance plans	455	(85)	3,137	(69)	10,133
Interest income	408	48	275	97	139
Other income	5,744	163	2,186	150	874

Total operating revenues	166,180	17	142,348	20	119,018

EXPENSES
Commission expense	89,015	14	78,318	22	64,233
Payroll expense	23,827	3	23,114	18	19,620
Depreciation and amortization	891	1,210	68	—	(14)
Other operating expenses	44,281	26	35,241	36	25,978

Total operating expenses	158,014	16	136,741	25	109,817
Income from operations	8,166	46	5,607	(39)	9,201
Interest expense	3,066	80	1,700	12	1,515

Income before income taxes	$5,100	31%	$3,907	(49)%	$7,686
Total assets (at period end)	$66,204	5%	$63,043	8%	$58,141

Commission Revenues are from sales commissions on policies sold by its franchisees that are written, or issued, by third-party insurance companies. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by independent insurance companies, so we have little or no control over the commission amount generated from the sale of a specific insurance policy written through a third-party insurance company. We primarily rely on the recruitment of additional franchisees to increase insurance commission revenues.

Retail insurance commissions have increased primarily as a result of continued expansion of franchise operations. However, these revenues are not sufficient to be considered material and are, therefore, combined with insurance commission revenues.

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 78%, 79% and 80%, respectively, of insurance commission revenue for the years ended December 31, 2007, 2006 and 2005. We expect commission expenses to increase in 2008 due to the “bonus back” of a portion of monthly franchise fees implemented in late 2007.

We sometimes retain an additional share of franchisees’ commissions as payment for franchisee optional use of our service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. As of December 31, 2007 and 2006, service centers/sales centers totaled 10 and 20, respectively.

Profit sharing commissions, or our share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, decreased $303,000, or 5%, to $5,343,000 in 2007 and $607,000, or 12%, to $5,646,000 in 2006. Profit sharing commissions represented approximately 5%, 6% and 6%, respectively, of insurance commissions for the years ended December 31, 2007, 2006 and 2005. Franchisees do not receive any share of profit sharing commissions.

Net commission refund liability is our estimate of the amount of our share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of December 31, 2007 and 2006, we recorded corresponding total commission refund liabilities of $481,000 and $535,000, respectively. Correspondingly, commission refund expense decreased in 2007 to reflect this lower estimate.

Other operating expenses represented approximately 27%, 25% and 22%, respectively, of total revenues for the years ended December 31, 2007, 2006 and 2005. Other operating expenses increased at a faster rate than total operating revenues primarily as the result of the provision of additional collateral preservation assistance to franchisees coping with financial stress resulting from less commission revenue from reduction of premium rates by insurance companies.

Marketing allowance expense is incurred primarily for the purpose of providing collateral preservation assistance. Marketing allowances made to franchisees increased $1,269,000, or 28%, to $5,802,000 in 2007 from $4,533,000 in 2006. Marketing allowances made to franchisees increased $901,000, or 25%, to $4,533,000 in 2006 from $3,632,000 in 2005.

Company-owned stores expense is incurred primarily for the purpose of providing collateral preservation assistance. Operating expenses for company-owned stores increased $5,562,000, or 86%, to $12,056,000 in 2007 from $6,494,000 in 2006. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were mostly offset by commission revenues generated by company-owned stores totaling $8,546,000 and $6,151,000, respectively, for the years ended December 31, 2007 and 2006. Company-owned stores revenues and expenses for years prior to 2005 are not available.

Advertising expenses decreased $29,000 to $8,276,000 in 2007 from $8,305,000 in 2006. Advertising expenses increased $2,085,000, or 34%, to $8,305,000 in 2006 from $6,220,000 in 2005.

Expenses for write off of franchise balances increased $1,065,000, or 30%, to $4,628,000 in 2007. Write off expenses increased $730,000, or 26%, to $3,563,000 in 2006 from $2,833,000 in 2005. Total write off expenses increased in 2007 primarily as the result of the provision of additional collateral preservation assistance to franchisees coping with financial stress resulting from less commission revenue from reduction of premium rates by insurance companies, but were reduced as the result of an agreement with Brooke Corporation to guarantee franchise balances pursuant to the merger agreement.

The following table summarizes information relating to revenues and expenses associated with insurance agent relationships primarily as defined in the franchise agreement.

Comparison of Net Commissions Breakdown to Corresponding Expenses Breakdown (in thousands)

	Recurring	Expenses
	Franchise	Incurred for
	Royalties	Operation of	Service Center	Expenses	Profit Sharing	Expenses
	Collected from	Phillipsburg	Fees Collected from	Incurred for	Commissions	Incurred for
	Franchisees for	Support Services	Franchisees for	Operation of	Collected from	Mass Media &
	Support Services	Campus	Service Centers	Service Centers	Insurance Cos	Logo Advertising

Year Ended December 31, 2007	$11,453	$13,078	$3,208	$6,697	$5,343	$8,276
Year Ended December 31, 2006	$6,155	$5,815	$10,293	$12,804	$5,646	$8,305

Initial Franchise Fee Revenue

Basic Services  A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise, start up a new Brooke franchise location or acquire a company developed franchise location. These basic services include services usually provided by other franchisors, including a business model, a license to use registered trademarks, access to suppliers and a license for an Internet-based information system. The amount of the initial franchise fees typically paid for basic services is currently $165,000.

Revenues from initial franchise fees for basic services are recognized as soon as we deliver the basic services to the new franchisee, such as access to insurance company contracts, access to our information system, and access to our brand name. Upon completion of this commitment, we have no continuing obligation to the franchisee with regards to basic services.

A total of 234 and 227 new franchise locations were added during the years ended December 31, 2007 and 2006, respectively. The rate of new franchise location growth has slowed primarily as the result of our “New Era” initiative beginning in the fourth quarter of 2007 to emphasize quality of franchisees over quantity of franchisees.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees for Basic Services
and the Corresponding Number of Locations

	Start-up				Company
	Related Initial		Conversion		Developed Initial		Total Initial
	Franchise Fees		Related Initial		Franchise Fees		Franchise Fees
	for Basic		Franchise Fees		for Basic		for Basic
	Services		for Basic Services		Services		Services
	(Locations)		(Locations)		(Locations)		(Locations)
	(In thousands, except number of locations)

Year Ended December 31, 2007	$15,510	94	$14,355	126	$2,640	14	$32,505	234
Year Ended December 31, 2006	23,820	168	7,215	55	735	4	31,770	227
Year Ended December 31, 2005	12,375	108	7,000	102	0	0	19,375	210

Buyers Assistance Plan Services  Buyer assistance plans provide assistance to franchisees for the initial acquisition and conversion of businesses. These services include, for example, compilation of an inspection report. The amount of the fee charged franchisees for these services typically varies based on the level of assistance, which in turn is largely determined by the size of the acquisition. We therefore typically base our fees for buyers assistance plans on the estimated revenues of the acquired business. All initial franchise fees (for both basic services and for buyer assistance plans) are paid when an acquisition closes. A significant part of our commission growth has come from such acquisitions of existing businesses that are subsequently converted into Brooke franchises.

The total amount of initial fees paid by a franchisee is first allocated to basic services, and if the franchise is of an acquired and converted business, the excess of such fees over the amount allocated to basic services is allocated to buyers assistance plan services. The initial franchisee fee for basic services tends to be uniform among franchisees, and the total initial franchisee fees can be limited by competitive pressures. The decrease in initial franchise fees for buyers assistance plans is primarily attributable to an increase in the amount charged for initial franchise fees for basic services and the establishment of a cap, or maximum amount, on initial franchise fees for buyers assistance plans that are charged for each acquisition.

We perform substantially all of the buyers assistance plan services before an acquisition closes and, therefore, typically recognizes all of the initial franchise fee revenue for buyers assistance plan services at the time of closing.

Buyers assistance plan services are not applicable to the purchase by franchisees of company-developed or already-franchised businesses. In addition, buyers assistance plan services are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that were purchased by us in the preceding 24 months. Businesses that were converted into Brooke franchises and received buyers assistance plan services totaled 3, 16 and 87 of new franchise locations in 2007, 2006 and 2005, respectively.

Seller and Borrower-Related Revenues  Seller and borrower-related revenues typically are generated when a business is acquired for sale to a franchisee or when assisting a business in securing a loan. Seller and borrower-related revenues include consulting fees paid directly by sellers or borrowers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of our business is the buying and selling of businesses. Therefore, all seller and borrower-related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller and borrower-related revenues increased $6,690,000, or 116%, to $12,480,000, in 2007 and decreased $2,217,000, or 28%, to $5,790,000, in 2006. The significant increase in seller and borrower-related revenues from 2006 to 2007 is primarily attributable to an increase in borrower consulting fees generated.

Consulting fees.  We help sellers prepare their insurance agency businesses for sale by developing business profiles, tabulating revenues, sharing its document library and general sale preparation. We also generate revenues from consulting with insurance agency borrowers and assisting them in securing loans. The scope of consulting engagements is largely determined by the size of the business being sold or the loan being originated. Consulting fees are typically based on the transaction value, are contingent upon closing of the transaction, and are paid at closing. We complete consulting obligations at closing and are not required to perform any additional tasks for sellers or borrowers. Therefore, with no continuing obligation on our part, consulting fees paid directly by sellers or borrowers are immediately recognized as income. The significant increase in consulting fees from 2006 to 2007 is primarily attributable to an increase in borrower consulting fees generated.

Gains on Sale of Businesses from Deferred Payments.  Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $119,000, or 9%, to $1,449,000 in 2007 and increased $145,000, or 12%, to $1,330,000 in 2006.

We regularly negotiate below-market interest rates on the deferred portion of the purchase prices we pay sellers. We consider these below market interest rates to be a regular source of income related to the buying and selling of businesses. Although we have a continuing obligation to pay the deferred portion of the purchase price when due, we are not obligated to prepay the deferred portion of the purchase price or to otherwise diminish the benefit of the below-market interest rate upon which the reduced carrying value was based.

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values
(in thousands, except percentages and number of days)

				Interest Rate
	Beginning	Weighted	Weighted	Used for		Reduced	Gain on Sale
	Principal	Average	Average	Net Present	Full Nominal	Carrying	from Deferred
	Balance	Rate	Maturity	Value	Purchase Price	Value	Payments

2007	$16,345	9.75%	330 days	9.75%	$42,604	$41,155	$1,449
2006	8,047	9.41%	691 days	9.00-9.75%	23,625	22,295	1,330
2005	10,397	7.72%	651 days	6.75-8.75%	25,746	24,561	1,185

Gains on Sale of Businesses — Company-owned Stores.  If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores in 2007 or 2006.

Gains on Sale of Businesses — Inventoried Stores.  As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores decreased $1,121,000, or 65%, to $608,000 in 2007 from $1,729,000 in 2006 and decreased $109,000, or 6%, to $1,729,000 in 2006 from $1,838,000 in 2005.

Franchise Collateral Preservation (CPA) Expenses  CPA activities are separated into two general categories. The first category of CPA activities consists primarily of support services provided by our Phillipsburg, Kansas campus personnel for all franchisees pursuant to a franchise agreement and the corresponding recurring expenses are paid from recurring franchise fees collected from franchisees and fees paid by lenders pursuant to collateral preservation Agreements (see above). The second category of CPA activities consists primarily of the extra monitoring and consulting with borrowers provided by national and regional personnel pursuant to collateral preservation agreements with lenders.

Contrary to prior years, beginning in 2008, we will invoice the lender for rehabilitation and management expenses as provided in the CPA agreement. If, as a result, the lender chooses to reduce the level of collateral preservation assistance provided, there will likely be less emphasis on rehabilitating poorly performing franchisees and more emphasis on moving poorly performing franchises out of the franchise system. CPA expenses include national/regional personnel expense, marketing allowance expenses and company stores expenses. CPA expenses, totaled $15,634,000 and $10,471,000, respectively, in 2007 and 2006.

Franchise Recruitment Expenses  Recruitment of new franchisees and borrowers is essential to the continued growth of insurance commissions and loan originations. Recruitment also plays a critical role in assisting lenders in the preservation of collateral after a loan is in default, in that businesses on which the lender has foreclosed or exercised its private right of sale can be sold to new franchisees who may be more capable or more willing to successfully operate an insurance agency. Recruitment expenses totaled $3,278,000 and $2,834,000, respectively, in 2007 and 2006.

Income Before Income Taxes  Income before income taxes increased $1,193,000, or 31%, to $5,100,000 in 2007 from $3,907,000 in 2006. Income before income taxes decreased $3,779,000, or 49%, to $3,907,000 in 2006 from $7,686,000 in 2005. The increase in income for 2007 was primarily the result of our insurance agency consulting activities which more than offset the reduction in income resulting from increased collateral preservation expenses incurred while assisting franchisees in coping with financial stress resulting from less commission revenues from reduction of premium rates by insurance companies.

Company-Owned Stores  Because our franchising philosophy is predicated on local ownership and generating revenues from sales commissions paid to franchisees on the sale of insurance policies issued by third-party insurance companies, an increasing percentage of inventoried, managed, pending, franchisor-developed and franchisee-developed stores relative to franchisee-owned stores is generally undesirable from a franchising perspective.

This discussion of company-owned stores is separated into five store types: (1) inventoried stores; (2) franchisor-developed stores; (3) managed stores; (4) pending stores; and (5) franchisee-developed stores.

Company-owned stores identified as inventoried, franchisor-developed or auto insurance stores are generally related to recruitment of new franchisees or the expansion of locations that is essential to the continued growth of insurance commissions and premiums. Inventoried stores include businesses purchased for resale to franchisees. Franchisor-developed stores include business locations developed by us that have not been previously owned by a franchisee. Because the store has been developed by us instead of purchased from third parties, all income and expenses associated with development and operation of the store are recorded as income and expenses, but a corresponding asset is not recorded on the balance sheet. Company-owned stores identified as managed, pending or franchisee-developed stores are generally related to assisting lenders in the preservation of collateral. Managed stores are subject to agreements between franchisees and us for management of the stores for purposes of lender collateral preservation, as the result of the disability or death of the franchisee or under other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and we are managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on our balance sheet. However, because we are entitled by agreement to the income and are responsible for the expenses of the business (excluding owner’s compensation) until the agreement terminates or ownership is transferred, income and expenses of managed and pending stores are recorded to our income statement and are therefore included in our discussion of company-owned stores. Franchisee-developed stores include franchise businesses for which franchisees have paid part or all of the expenses associated with location development during the business start-up period, but for which the franchisee did not complete the development process for various reasons including unwillingness to make the personal sacrifices required when starting a business.

Inventoried Stores  The number of total businesses purchased into inventory in 2007, 2006 and 2005 was 19, 33 and 69, respectively. At December 31, 2007, 2006 and 2005, respectively, we held 6, 3 and 4 businesses in inventory with respective total balances, at the lower of cost or market, of $9,413,000, $2,333,000 and $5,058,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the years ended December 31, 2007, 2006 and 2005 totaled $300,000, $975,000 and $0, respectively. Revenues from the operation of inventoried stores for 2007 and 2006 totaled $1,636,000 and $941,000, respectively. Expenses incurred in the operation of inventoried stores for 2007 and 2006 totaled $1,677,000 and $499,000, respectively.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of our success in recruiting qualified buyers. There were 1, 0 and 1 businesses twice-purchased during 2007, 2006 and 2005, respectively. Some franchisees have experienced an adverse affect on profitability and cash flow from increased loan interest rates on agency acquisition loans and lower commissions resulting from the effect of decreased premium rates. Otherwise, we are not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from our inventory.

Managed Stores  At December 31, 2007 and 2006, the total number of businesses managed under contract, but not owned, by us were 21 and 13, respectively. Revenues from the operation of managed stores for the years ended December 31, 2007 and 2006 totaled $6,256,000 and $4,261,000, respectively. Operating expenses incurred by managed stores for the years ended December 31, 2007 and 2006 totaled $4,795,000 and $3,301,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the years ended December 31, 2007 and 2006 totaled $3,408,000 and $1,665,000, respectively.

Pending Stores  At December 31, 2007 and 2006, the total number of businesses under contract for sale and managed by us pending closing of a sale was 17 and 11, respectively. Revenues from the operation of pending stores for the years ended December 31, 2007 and 2006 totaled $160,000 and $934,000, respectively. Operating expenses incurred by pending stores for the years ended December 31, 2007 and 2006 totaled $263,000 and $344,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the years ended December 31, 2007 and 2006 totaled $312,000 and $494,000, respectively.

Franshisor-Developed Stores  At December 31, 2007 and 2006, the total number of businesses owned and under development by us was 10 and 14, respectively. Revenues from developed stores for the years ended December 31, 2007 and 2006 totaled $23,000 and $16,000, respectively. Operating expenses incurred by developed stores for the years ended December 31, 2007 and 2006 totaled $390,000 and $190,000, respectively.

Franchisee-Developed Stores  At December 31, 2007 and 2006, the total number of start-up business locations for which the development process was interrupted was 119 and 0, respectively. Revenues from franchisee-developed stores for the years ended December 31, 2007 and 2006 totaled $471,000 and $0, respectively. Operating expenses incurred by franchisee-developed stores for the years ended December 31, 2007 and 2006 totaled $716,000 and $0, respectively. Additionally, owners’ compensation expense incurred by franchisee-developed stores for the years ended December 31, 2007 and 2006 totaled $495,000 and $0, respectively.

We have improved our process for recruiting and identifying insurance agents whom we believe have the personal attributes required to be successful at starting an insurance agency business, and the length of the start-up period is now about 8 months. The start-up period is the length of time typically allowed for franchisees to demonstrate their ability to generate sufficient commission revenues to qualify for an insurance agency business loan based on historical revenues. As a result of reducing the length of the start-up period, the number of franchisees for which start-up periods are expiring in any given month has approximately doubled. For example, start up periods expire in the same month for franchisees that began an 18 month start up period in April 2006 and for franchisees that began an 8 month start up period in February 2007. It is our experience that start-up success rates, (the percentage of franchisees that generate sufficient commission revenues during the start-up period to qualify for an insurance agency business loan based on historical revenues) is approximately 60%. Correspondingly, about 40% of all start-up franchisees do not have the personal attributes required for success, but have developed a business location which meets our demographic criteria and a location for which investments in advertising, signage and other marketing activities have been made by the franchisee and us. As such, these franchisee-developed locations typically represent good opportunities for other start-up franchisees. The number of franchisee-developed stores has increased temporarily because more start-up periods are expiring during any given month as the result of decreasing the length of the start-up period.

Franchise Relocations Sophisticated software has been purchased to assist us in the on-going analysis of demographic data and location performance in order to improve its site selection process. When location facilities are determined to be unsuitable based on neighborhood demographic or local office characteristics (as opposed to when individual franchisees are unsuitable based on personal attributes), then facilities are closed and relocated to more suitable locations. At December 31, 2007, we had scheduled 31 facilities to close and relocate.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by us. Twenty-four months after initial conversion of an acquired business, we consider a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for years ended December 31, 2007 and 2006 decreased 2.37% and 2%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the years ended December 31, 2007 and 2006 were 6.85% and -1%. All same store calculations exclude profit sharing commissions. Same store calculations are based entirely on commissions allocated by us to franchisees’ monthly statements. Brooke Franchise is unable to determine the impact, if any, on same store calculations resulting from commissions that franchisees receive but do not process through us as required by their franchise agreement.

Same store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums by insurance companies. Our franchisees predominately sell personal lines insurance with more than 50% of our total commissions resulting from the sale of auto insurance policies and Brooke Franchise believes that the insurance market has been particularly soft with regards to premiums on personal lines insurance policies.

Franchise Balances   We categorize the balances owed by franchisees as either statement balances or non-statement balances. Statement balances are generally short-term and non-statement balances are generally longer term. We believe the most accurate analysis of franchise balances occurs immediately after settlement of franchisees’ monthly statements and before any additional entries are recorded to their account. Therefore, the following discussion of franchise balances is as of the settlement date that follows the corresponding commission month.

Statement Balances   We assist franchisees with short-term cash flow assistance by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to us. Franchisees sometimes require short-term cash flow assistance because of cyclical fluctuations in commission receipts. Short-term cash flow assistance is also required when franchisees are required to pay us for insurance premiums due to insurance companies prior to receipt of the corresponding premiums from policyholders. The difference in these amounts has been identified as the “uncollected accounts balance” and this balance is calculated by identifying all charges to franchise statements for net premiums due insurance companies for which a corresponding deposit from policyholders into a premium trust account has not been recorded. Despite commission fluctuations and uncollected accounts balances, we expect franchisees to regularly pay their statement balances within a 30-day franchise statement cycle. Any commission advance that remains unpaid after 120 days is placed on “watch” status. The increase in watch statement balances is partially attributable to financial stress resulting from less commission revenues from reduction of premium rates by insurance companies and increased expenses from higher interest rates.

The following table summarizes total statement balances, uncollected account balances and watch statement balances as of December, 2007 and December, 2006 (in thousands).

	As of	As of
	December 31,	December 31,
	2007	2006

Total Statement Balances	$9,662	$6,214
Uncollected Accounts* (Included in Above Total Statement Balances)	$3,688	$3,778
Watch Statement Balances (Included in Above Total Statement Balances)	$9,077	$5,476
Watch Statement Uncollected Accounts**	$1,657	$1,804

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of December 2007 and 2006.

**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of December 2007 and 2006.

Non-statement Balances Separate from short-term statement balances, we also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $9,798,000 and $9,115,000, respectively, as of December 2007 and 2006.

Reserve for Doubtful Accounts As part of the agreement to merge Brooke Franchise into Brooke Capital, Brooke Corporation agreed to guarantee the repayment of franchise balances outstanding as of June 30, 2007, and we have accordingly reduced our reserve for doubtful accounts to $1,114,000 on December 31, 2007 from

$1,466,000 on December 31, 2006 Franchise balances outstanding as of December 31, 2007 totaled $19,460,000.

The following table summarizes the Reserve for Doubtful Accounts activity for December 31, 2007, 2006, and 2005 (in thousands). Additions to the reserve for doubtful accounts are charged to expense. Write offs in the table below are net of reimbursement from Brooke Corporation pursuant to its guaranty of franchise balances in connection with the merger.

Valuation and Qualifying Accounts

	Balance at		Write Off	Write Off	Balance at
	Beginning	Charges to	Statement	Non-Statement	End of
	of Year	Expenses	Balances	Balances	Year

Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$1,336	$1,497	$716
Year ended December 31, 2006	716	4,313	3,026	537	1,466
Year ended December 31, 2007	$1,466	$4,276	$961	$3,667	$1,114

Insurance Agency Consulting Activities

Through BCA, we provide consulting services to managing general agencies and collateral preservation services relating to such loans. This business expanded in 2007 to include similar services for funeral home businesses and loans related thereto. During 2007, BCA generated $8,834,000 in loan brokerage and other related consulting fees. These amounts, along with other income derived from collateral preservation services and related activities represented a total of $11,610,000 during 2007 as compared to $1,199,000 during 2006. Income before taxes from BCA was $7,773,000 during 2007 as compared to $1,084,000 during 2006. BCA became a part of the company on December 8, 2006 in connection with Brooke Corporation’s acquisition of a controlling interest in the company on that date.

Significant expenses related to the loan brokerage activity during 2007 included compensation related expenses of $1,563,000. Other significant expenses during 2007 included loan brokerage expenses of $721,000 and shared services expenses of $1,305,000 paid to Brooke Corporation.

Corporate Activities

		2007		2006
	Year Ended	% Increase	23 Days Ended	% Increase	Year Ended
	December 31,	(Decrease)	December 31,	(Decrease)	December 31,
	2007	Over 2006	2006	Over 2005	2005

REVENUES
Interest income	112	—	—	—	—
Other income	—	—	—	—	—

Total operating revenues	112	—	—	—	—
EXPENSES
Payroll expense	599	—	—	—	—
Depreciation and amortization	53	—	—	—	—
Other operating expenses	1,254	—	—	—	—

Total operating expenses	1,906	—	—	—	—
Income from operations	(1,794)	—	—	—	—
Interest expense	5	—	—	—	—

Income before income taxes	$(1,799)	—%	$—	—	$—
Total assets (at period end)	$10,811	—%	$—	—%	$—

As noted previously, our reported financial information includes the results of operations and cash flows for corporate activities since December 8, 2006, the date that Brooke Corporation acquired controlling interest in the company. The income and expenses for corporate activities reported during the 23 day period ended December 31, 2006 and for the year ended December 31, 2005, including any increase (decrease) of such values over 2005, are not presented above as they were not significant. No income or expense for corporate activities are presented for the period prior to December 8, 2006 and for the year ended December 31, 2005, as Brooke Corporation did not acquire a controlling interest in the Company until December 8, 2006.

During April 2007, we completed a tender offer, buying back 379,248 shares (126,416 post split) of our stock for a price paid to shareholders of $1.60 per share ($4.80 post split). Also in April, we completed a 1-for-3 reverse stock split buying back 2,253 shares of common stock resulting from the split. Direct costs associated with the purchase of these shares have been reported as a part of the overall cost of acquiring this stock.

Our application with the American Stock Exchange (AMEX) for an original listing of our common stock was approved and trading in our stock commenced on August 30, 2007 under the symbol “BCP”.

On August 31, 2007, we entered into agreements with Brooke Corporation and its insurance agency subsidiary, Brooke Franchise, and Delta Plus, the parent company of Traders Insurance Company, a non-standard auto insurance company. On November 15, 2007, Brooke Franchise was merged with and into the company. It is anticipated that we will acquire a 100% ownership interest in Delta Plus during the second quarter of 2008 in exchange for 500,000 shares of our common stock. Upon closing of these transactions, Brooke Corporation is expected to own over 81% of our outstanding common stock (based on ownership levels at February 29, 2008).

Consulting, legal, filing and other fees related to the completed and contemplated transactions involving Brooke Franchise and Delta Plus and the application filed with the AMEX, represented approximately $500,000 and have been charged to expense during 2007. In addition to these costs, we incurred another $424,000 in professional services and filing fees.

Compensation related expenses for our Chief Executive and Chief Financial Officers are included in this segment. In addition, we made a severance payment of approximately $150,000 to a former executive officer of a subsidiary who tendered his resignation during the third quarter of 2007.

Our recorded combined income tax provisions for 2007 and 2006 reflect an anticipated benefit associated with utilization of available net operating loss carry-forward amounts attributable to years prior to 2006, subject to limitations under the tax code. Our deferred income tax asset and valuation allowance related to the benefit associated with remaining net operating loss carry-forward amounts have been adjusted accordingly. Federal and state income taxes payable have been reduced for income taxes receivable related to amounts withheld by taxing authorities on certain lottery cash flow contracts held by us.

We reported receivables from affiliates of $18,441,000 and $29,122,000 at December 31, 2007 and 2006, respectively. Our cash balances are sometimes commingled with the balances of Brooke Corporation and its other subsidiaries for cash management purposes. We receive and/or pay interest for the availability/use of these funds. As mentioned above, we recorded $2,850,000 in expense during 2007 in connection with shared services agreements with Brooke Corporation.

During the third quarter of 2007, the Company granted certain stock awards to executive officers and directors. Total compensation expense associated with those awards will aggregate $1,950,000 over their respective three year vesting periods ending on August 15, 2010. That expense is being recorded ratably during the vesting period with $244,000, of such expense recorded during 2007.

Liquidity and Capital Resources

Our cash and cash equivalents were $2,633,000 as of December 31, 2007, a decrease of $11,711,000 from the $14,344,000 balance at December 31, 2006. During the year ended December 31, 2007, net cash of $6,232,000 was used in operating activities which primarily resulted from an increase in accounts and notes receivable. Net cash of $21,528,000 was used in investing activities primarily for the purchase of property and equipment. Net cash of $16,049,000 was provided by financing activities, primarily from long-term debt proceeds of $22,528,000, which was partially offset by the dividend required prior to the merger between Brooke Franchise and Brooke Capital.

Our cash and cash equivalents were $14,344,000 as of December 31, 2006, an increase of $8,938,000 from the $5,406,000 balance at December 31, 2006. During the year ended December 31, 2006, net cash of $8,035,000 was used in operating activities, consisting primarily of an increase in accounts and notes receivable. Net cash of $943,000 was provided by investing activities primarily from the sale of subsidiary and business assets. Net cash of $16,030,000 was provided by financing activities, consisting primarily of debt advances of $8,500,000.

Our current ratios (current assets to current liabilities) were 1.00 and 1.48, at December 31, 2007 and December 31, 2006, respectively.

Insurance Company Operations  First Life, our life insurance company subsidiary, generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts and policyholder premium deposits are recorded as cash flows from operating activities. If First Life is successful in implementing its marketing plans and its premiums increase significantly as a result, then First Life may require additional capital contributions in future periods from the parent company. In this event, capital contributions are not expected to exceed $1,000,000 and any such required contributions are expected to be funded internally.

The Company plans, after the Delta Plus exchange is consummated, to expand Delta Plus’ non-standard auto insurance company activities which may require additional capital. Accordingly, the Company is exploring strategic alternatives, including soliciting capital investments from other investors.

Insurance Agency Operations  Insurance agency operations are, or will be, conducted by our Brooke Franchise division and Brooke Investments and Brooke Capital Advisors subsidiaries. Insurance agency operations are expected to generate sufficient cash to fund their operations. However, continued difficulty in the general credit markets will make loans to franchisees more expensive and more difficult to obtain, which will have an adverse impact on revenues from initial franchise fees and consulting fees. In this event, we may be required to significantly reduce expenses, raise additional equity or acquire additional loans.

The Company’s stock commenced trading on the AMEX on August 30, 2007. Management believes that such a listing will improve the Company’s prospects for selling additional equity securities, acquiring a business by merger or issuing debt. If another suitable insurance company or insurance agency acquisition opportunity arises, the Company may require additional capital. In this event, the required capital for an acquisition is expected to be funded from the sale of common or preferred equity to public or private investors.

Subject to the above uncertainties, we believe that our existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy our normal financial needs. Additionally, subject to the above, we believe that funds generated from future operating, investing and financing activities will be sufficient to satisfy our future financing needs, including the required annual principal payments of our long-term debt and any future tax liabilities.

Capital Commitments

The following summarizes our contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Short-term borrowings	$5,056	$5,056	$—	$—	$—
Long-term debt	45,435	27,066	5,657	9,234	3,478
Interest payments*	11,082	3,935	3,449	2,640	1,058
Operating leases (facilities)	31,100	13,427	15,018	2,543	112

Total	$92,673	$49,484	$24,124	$14,417	$4,648

* Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnote 6 to our combined financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

While annuity contracts have scheduled payments, the timing of the cash flows associated with life insurance policies is uncertain and can vary significantly.

Critical Accounting Policies

Our established accounting policies are summarized in footnote 1 to our combined financial statements for the years ended December 31, 2007, 2006 and 2005. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our combined financial statements for the years ended December 31, 2007, 2006 and 2005.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result in 2008.

Franchisees’ Share of Undistributed Commissions   We are obligated to pay franchisees a share of all commissions we receive. Prior to allocation of commissions to a specific policy, we cannot identify the policy owner and do not know the corresponding share (percentage) of commissions to be paid. We estimate the franchisee’s share of commissions to determine the approximate amount of undistributed commissions that we owe to franchisees.

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2007 to estimate franchisees’ share of undistributed commissions was 85% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 79% for the year ended December 31, 2007. We believe that these estimates will not change substantially during 2008.

Reserve for Doubtful Accounts  Our reserve for doubtful accounts is comprised primarily of a reserve for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for doubtful accounts as of December 31, 2007 was $1,114,000. The estimated reserve was approximately 24% of the actual amount of losses from advances made to franchisees for the twelve months ended December 31, 2007, approximately 6% of the actual total combined franchise statement and non-statement balances as of December 31, 2007, and approximately 12% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ended December 31, 2007 and recorded as non-statement balances for producers in the first three months of development.

Amortization and Useful Lives  We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable intangible assets. Accounting for Amortizable intangible assets, and the subsequent tests for impairment are summarized in footnote 1(h) to our combined financial statements for the years ended December 31, 2007 and 2006. The rates of amortization of Amortizable intangible assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on historical renewal rights information, management’s experience, industry standards, and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2007, we tested Amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The Amortizable intangible assets have a relatively stable life and unless unforeseen circumstances occur, the life is not expected to change in the foreseeable future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results.

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

Income Tax Expense   An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used in 2007 to calculate income tax expense was 32%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during 2008. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the combined financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.

Revenue Recognition Policies   Revenue recognition is summarized in footnote 1(f) to our combined financial statements for the years ended December 31, 2007 and 2006.

With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Recently Issued Accounting Pronouncements

See footnote 22 to our combined financial statements for a discussion of the effects of the adoption of new accounting standards.

Contractual Obligations

See footnote 6 to our consolidated financial statements for tabular disclosure of information related to our long term contractual obligations as of December 31, 2007, incorporated herein by this reference.

Related Party Transactions

See footnotes 2 and 12 to our combined financial statements for information about related party transactions.

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate are generally associated with increased interest rates. A significant and sustained increase in interest rates could adversely affect our franchisees’ ability to repay their variable rate loans and thereby adversely affect their operations. Such an interest rate increase could also adversely affect our profitability by increasing our interest expenses and other operating expenses. A significant change in the credit markets could also have an adverse impact on our operations.

A significant change in interest rates or in the willingness to extend credit could have a significant and adverse impact on lenders’ ability to make loans to our franchisees, and, by extension, on our ability to continue expanding our agency network.

Our business is also dependent on the cyclical pricing of property and casualty insurance, which may adversely affect our franchisees’ performance and, thus, our financial performance. Our franchisees primarily derive their revenues from commissions paid by insurance companies, which commissions are based largely on the level of premiums charged by such insurance companies. In turn, we earn fees from our franchisees based upon the commissions earned by our franchisees. Because these premium rates are cyclical, our financial performance is dependent, in part, on the fluctuations in insurance pricing. Although the current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance, it is likely that insurance pricing will decrease further in the future, subjecting us to lower commissions on the insurance placed by our franchisees.

A steep decline in insurance pricing could have a significant and adverse impact on our franchisees, because the commissions that they earn would likely decrease along with insurance pricing. That adverse impact would likely reduce our share of our franchisees insurance commissions and could also hurt our franchisees’ ability to make timely payment of principal and interest on their loans.

A general decline in economic activity in the United States or in one of the states or geographic regions in which we operate, such as California, Texas, the Southwest, the Midwest or the Southeast, could also affect our results and financial condition.

An adverse change in economic activity could reduce the ability of individuals and small businesses — the key customers for our franchisees — to purchase insurance and other financial services. In such event, the revenue growth rate of our franchisees could flatten or decline, in turn reducing our revenues and hurting our franchisees’ ability to make timely interest and principal payments on their loans.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the combined financial statements or the notes thereto.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

First Life’s principal investments are held in fixed maturity securities. Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Coupon and dividend income represents the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments. The changes in the fair market price of such investments are inversely related to changes in market interest rates. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable and the market values rise. As interest rates rise, the opposite effect occurs.

As interest rates rise, life insurance policyholders may become more likely to surrender policies or to borrow against cash values, often to meet sudden needs in an inflationary environment or to invest in higher yielding opportunities elsewhere. This risk of disintermediation may force First Life to liquidate part of its portfolio at a time when the fair market value of fixed income investments is falling.

At this time, we do not utilize derivative instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brooke Capital Corporation and affiliates:

We have audited the accompanying combined balance sheets of BROOKE CAPITAL CORPORATION AND AFFILIATES as of December 31, 2007 and 2006, and the related combined statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Brooke Capital Corporation’s management is responsible for these combined financial statements. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Brooke Capital Corporation and affiliates as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(b) to the financial statements, prior year financial statements and related disclosures have been restated to furnish comparative information for the period during which the combined entities have been under common control.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas
March 13, 2008

Brooke Capital Corporation

Combined Balance Sheets
DECEMBER 31, 2007 AND 2006

ASSETS

		(Restated)
	2007	2006
	(In thousands, except share amounts)

Current Assets
Cash	$2,633	$14,344
Restricted cash	171	615
Investment securities available-for-sale	18,867	12,582
Accounts and notes receivable, net	30,567	20,700
Receivables from Parent and affiliates	18,441	29,122
Other receivables	2,443	1,604
Income taxes receivable	1,094	—
Other current assets	3,979	3,837
Advertising supply inventory	929	462

Total Current Assets	79,124	83,266

Investment in Businesses	9,413	2,333

Property and Equipment
Cost	20,951	3,823
Less: Accumulated depreciation	(5,242)	(945)

Net Property and Equipment	15,709	2,878

Other Assets
Deferred charges, net	5,406	5,209
Amortizable intangible assets, net	553	614

Net Other Assets	5,959	5,823

Total Assets	$110,205	$94,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Future annuity benefits	$18,735	$13,658
Future policy benefits	7,261	6,526

Total Policy and Contract Liabilities	25,996	20,184
Accounts payable	7,353	1,759
Premiums payable to insurance companies	5,322	5,956
Producer payable	4,500	4,234
Interest payable	1,314	757
Income tax payable	—	1,485
Other current liabilities	2,144	842
Short-term debt	5,056	10,208
Current maturities of long-term debt	27,066	10,798

Total Current Liabilities	78,751	56,223
Non-current Liabilities
Deferred income tax payable	338	508
Long-term debt less current maturities	18,369	7,331

Total Liabilities	97,458	64,062

Stockholders’ Equity
Common stock, $.01 par value, 25,000,000 shares authorized, 8,475,817 and 2,666,666 shares issued and outstanding	85	27
Additional paid-in capital	14,372	20,459
(Accumulated deficit) retained earnings	(1,232)	9,919
Accumulated other comprehensive loss	(478)	(167)

Total Stockholders’ Equity	12,747	30,238

Total Liabilities and Stockholders’ Equity	$110,205	$94,300

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation

Combined Statements of Operations
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

		(Restated)	(Restated)
	2007	2006	2005
	(In thousands, except per share data)

Operating Revenues
Insurance commissions	$114,588	$99,190	$80,490
Consulting fees	10,423	3,928	4,916
Gain on sale of businesses	2,057	3,059	3,091
Initial franchise fees for basic services	32,505	31,770	19,375
Initial franchise fees for buyer assistance plans	455	3,137	10,133
Interest income	1,925	340	139
Insurance premiums earned	3,710	108	—
Other income	5,987	2,200	874

Total Operating Revenues	171,650	143,732	119,018

Operating Expenses
Commissions expense	89,182	78,342	64,233
Payroll expense	24,900	23,153	19,620
Depreciation and amortization	1,749	89	(14)
Other operating expenses	49,321	35,447	25,978

Total Operating Expenses	165,152	137,031	109,817

Income from Operations	6,498	6,701	9,201

Other Expenses
Interest expense	3,066	1,700	1,515

Total Other Expenses	3,066	1,700	1,515

Income Before Income Taxes	3,432	5,001	7,686
Income tax expense	1,094	1,497	2,920

Net income	$2,338	$3,504	$4,766

Net Income per Share:
Basic	$0.29	$0.54	$0.74
Diluted	$0.28	$0.50	$0.74

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation

Combined Statements of Changes in Stockholders’ Equity
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Retained	Accumulated
			Additional	Earnings	Other
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Deficit)	Loss	Stock	Total
	(In thousands, except common shares)

Balances, December 31, 2004 (Restated)	8,600	$17	$1,026	$8,864	$—	$(115)	$9,792
Dividends	—	—	—	(2,000)	—	—	(2,000)
Equity contribution	—	—	5,000	—	—	—	5,000
Net income	—	—	—	4,766	—	—	4,766

Balances, December 31, 2005 (Restated)	8,600	17	6,026	11,630	—	(115)	17,558
Effects of merger of Brooke Franchise with and into Brooke Capital Corporation	2,666,666	27	14,531	(5,215)	(167)	—	9,176
	(8,600)	(17)	(98)	—	—	115	—
Net income	—	—	—	3,504	—	—	3,504

Balances, December 31, 2006 (Restated)	2,666,666	27	20,459	9,919	(167)	—	30,238
Exercise of warrant, net of related costs	547,820	5	388	—	—	—	393
Purchase and retirement of common stock	(128,669)	(1)	(737)	—	—	—	(738)
Restricted stock awards	390,000	4	(4)	—	—	—	—
Equity compensation costs	—	—	244	—	—	—	244
Issuance of stock in connection with merger	5,000,000	50	(50)	—	—	—	—
Dividend to Parent prior to consummation of merger	—	—	(5,928)	(13,489)	—	—	(19,417)
Comprehensive income:							—
Net income	—	—	—	2,338		—	2,338
Changes in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	(311)	—	(311)

Total comprehensive income	—	—	—	—	—	—	2,027

Balances, December 31, 2007	8,475,817	$85	$14,372	$(1,232)	$(478)	$—	$12,747

See accompanying summary of accounting policies and notes to financial statements.

Note: On November 15, 2007, Brooke Franchise Corporation was merged with and into Brooke Capital Corporation. Upon closing of the transaction, Brooke Franchise paid out its total stockholders’ equity of $19,417,000 in the form of a dividend to its then-parent, Brooke Corporation. Results of operations for Brooke Capital and Brooke Franchise have been combined since the date both companies have been under the common control of Brooke Corporation (December 8, 2006). Accordingly, results of operations prior to that date represent Brooke Franchise only as it has been controlled by Brooke Corporation for all periods presented. See Note 14.

Brooke Capital Corporation

Combined Statements of Cash Flows
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

		(Restated)	(Restated)
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$2,338	$3,504	$4,766
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,749	89	(14)
Gain on sale of businesses	(2,057)	(1,370)	(3,091)
(Increase) decrease in assets:
Accounts and notes receivable	(10,881)	(8,519)	(5,045)
Other receivables	(839)	(1,309)	(247)
Other current assets	(1,259)	(663)	(282)
Business inventory	(7,080)	2,725	(4,036)
Purchase of business inventory provided by sellers	12,926	12,221	14,318
Payments on seller notes for business inventory	(12,541)	(16,211)	(11,526)
Increase (decrease) in liabilities:
Policy and contract liabilities	5,812	331	—
Accounts and expenses payable	5,594	364	2,120
Other liabilities	6	803	(439)

Net cash used in operating activities	(6,232)	(8,035)	(3,476)

Cash flows from investing activities:
Cash payments for securities	(6,285)	(219)	—
Cash payments for property and equipment	(14,580)	—	—
Purchase of subsidiary and business assets	(663)	—	(2,054)
Sale of subsidiary and business assets	—	—	3,949
Net cash received in merger	—	1,162	—

Net cash provided by (used in) investing activities	(21,528)	943	1,895

Cash flows from financing activities:
Dividends paid	(13,489)	—	(2,000)
Capital contribution	—	—	5,000
Issuance of stock and warrants	—	2,260	—
Loan proceeds on debt	22,528	8,500	10,194
Advances (payments) with Parent and Affiliates	11,695	7,239	(2,574)
Payments on short-term borrowing	(4,145)	—	—
Payments on debt	(540)	(1,969)	(10,354)

Net cash provided by financing activities	16,049	16,030	266

Net increase (decrease) in cash and cash equivalents	(11,711)	8,938	(1,315)
Cash and cash equivalents, beginning of period	14,344	5,406	6,721

Cash and cash equivalents, end of period	$2,633	$14,344	$5,406

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation

Notes to Combined Financial Statements
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	Summary of Significant Accounting Policies

(a)	Organization

Brooke Capital Corporation, formerly First American Capital Corporation, (the “Company”) is a financial services company incorporated under the laws of the State of Kansas with its principal office located in Overland Park, Kansas. The Company has been listed on the American Stock Exchange since August 30, 2007 under the symbol “BCP.” The Company’s primary business purpose is franchising insurance and related businesses and providing services to its franchisees through its network of regional offices, service centers and sales centers. Other business purposes of the Company are to provide consulting services to business sellers and collateral preservation assistance to lenders. In addition, the Company uses its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, managing general agencies and managing general agencies that own insurance companies, specializing in hard-to-place insurance sales, captive insurance agencies and funeral homes. The Company will also use its expertise to preserve collateral and monitor insurance agency borrowers on behalf of lenders.

Affiliates of the Company have entered into revenue sharing agreements with the Company which provide that any and all revenues paid under an affiliate’s name are transferred to the Company. These combined financial statements represent the financial position, results of operations, and cash flows of the resulting economic entity known as Brooke Capital Corporation.

The Company is a majority-owned subsidiary of Brooke Corporation (sometimes referred to as the “Parent Company”), a Kansas corporation, whose stock is listed on the NASDAQ Stock Exchange under the symbol “BXXX.” Brooke Corporation’s registered office is located in Overland Park, Kansas.

The subsidiaries of the Company are as follows:

First Life America Corporation (“First Life” or “FLAC”) is a licensed insurance company distributing a broad range of individual life and annuity insurance products to individuals in eight states.

Brooke Capital Advisors, Inc. (“Brooke Capital Advisors” or “BCA”), formerly First Life Benefits, is a broker that in the past offered life, health, disability and annuity products underwritten by other companies and complementing those products offered by First Life America Corporation. Beginning on December 8, 2006, Brooke Capital Advisors, Inc. began operating a managing general agency loan brokerage and consulting business.

First Capital Venture, Inc. is a shell company with no operations and no plans for operations at this time.

Brooke Investments, Inc. is a Kansas corporation that acquires real estate for lease to franchisees or other purposes. In addition, to help preserve collateral interests, Brooke Investments enters into real estate leases that are subleased or licensed to franchisees.

Brooke Agency, Inc. is a Kansas corporation. Brooke Agency acquires for investment those insurance agencies or funeral homes where local ownership is not considered critical to financial performance. Brooke Agency does not have any employees or incur operating expenses because the Company usually retains a share of the commissions to provide personnel and facilities.

Brooke Life and Health, Inc., a Kansas corporation, is a licensed insurance agency that sells life and health insurance through the Company’s network of franchise agents, subagents and insurance producers.

The American Heritage, Inc., a Kansas corporation, consults with and otherwise assists agent buyers under the trade name of Heritage Agency Consultants.

First Brooke Insurance and Financial Services, Inc. is a Texas corporation used for licensing purposes.

Brooke Capital Corporation

Notes to Combined Financial Statements

The American Agency, Inc., a Kansas corporation, consults with agent sellers and brokers agency sales under the trade name of Agency Business Consultants.

Brooke Funeral Services Company, LLC, a Delaware corporation, was created to offer funeral services and life insurance through the Company’s network of funeral franchisees. Brooke Funeral Services Company LLC has acquired ownership of franchise agreements from Brooke Corporation and/or the Company as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation (d/b/a Aleritas Capital Corporation beginning in January 2008), a majority-owned subsidiary of Brooke Corporation, as required by the securitization process. Brooke Funeral Services Company, LLC has contracted with Brooke Corporation and/or the Company for performance of any obligations to agents associated with all such franchise agreements.

The affiliates included in these combined statements are as follows:

Brooke Agency Services Company LLC is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through the Company’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of certain franchise agreements from Brooke Corporation and/or the Company as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation, as required by the securitization process. Brooke Agency Services Company LLC has contracted with Brooke Corporation and/or the Company for performance of any obligations to agents associated with all such franchise agreements.

Brooke Agency Services Company of Nevada, LLC, is a licensed Nevada insurance agency that holds insurance contracts in Nevada for the Company.

(b)	Basis of Presentation

On November 15, 2007, the Company completed a merger with Brooke Franchise Corporation (“Brooke Franchise”) which was then a wholly-owned subsidiary of Brooke Corporation. Pursuant to the Merger Agreement, Brooke Franchise was merged with and into the Company, resulting in the Company being the survivor. The transaction was accounted for in accordance with the guidance under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” issued by the Financial Accounting Standards Board.

This merger represented a transaction between entities under common control. Accordingly, the Company has recorded the assets and liabilities of Brooke Franchise at their carrying amounts at the date of transfer as if the transaction had taken place as of the beginning of the period. In addition, the Company’s results of operations and other changes in financial position for the current year have been reported as if the merger had occurred at the beginning of the period.

Prior years’ financial statements and related disclosures have been restated to furnish comparative information for the period during which the Company and Brooke Franchise have been under common control. As Brooke Corporation did not acquire its controlling interest in the Company until December 8, 2006, the consolidated financial statements and other information presented for periods prior to December 8, 2006 represent those of Brooke Franchise only.

The accompanying financial statements include the consolidated financial statements of the Company and its subsidiaries combined with the financial statements of certain affiliates as noted above. All significant intracompany accounts and transactions have been eliminated in both the consolidated and the combined financial statements.

The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which for First Life America

Brooke Capital Corporation

Notes to Combined Financial Statements

Corporation, differ from statutory accounting practices prescribed or permitted by the Kansas Insurance Department (“KID”).

(c)	Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined. The following are significant estimates made by management:

•	Amount of future policy cancellations which may result in commission refunds and a corresponding reserve

•	Share of future policy cancellations due from franchisees

•	Amount of allowance for doubtful accounts

•	Share of policy commissions due to franchisees for commissions received by the Company but not yet distributed to franchisees

•	Useful lives of assets

•	Changes in assumptions related to policy and contract liabilities and related deferred acquisition costs

•	Amount of future insurance claim losses, loss expense and earned premium percentages

•	Future interest spreads, mortality margins, expense margins and premium persistency experience

•	Amortization

•	Amount of current and deferred income tax expense and payable

It is at least reasonably possible these estimates will change in the near term.

(d)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

(e)	Allowance for Doubtful Accounts

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $1,114,000 and $1,466,000 at December 31, 2007 and 2006, respectively, have been established. The Company regularly assists its franchisees with cash flow by providing commission advances because of cyclical fluctuations in commission receipts, but expects repayment of all such advances within the 30-day franchise statement cycle and is placed on a watch list if not paid within four months. At December 31, 2007, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the years ended December 31, 2007, 2006 and 2005. Additions to the allowance for doubtful accounts are charged to expense. Charges to expense during 2007 were reduced as a

Brooke Capital Corporation

Notes to Combined Financial Statements

result of Brooke Corporation’s guaranty of certain receivables of Brooke Franchise totaling $2,485,000 in connection with the November 15, 2007 merger transaction:

Valuation and Qualifying Accounts

	Balance at
	Beginning of	Charges to		Balance at End
	Year	Expenses	Write Offs	of Year
	(In thousands)

Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$2,833	$716
Year ended December 31, 2006	716	4,313	3,563	1,466
Year ended December 31, 2007	1,466	4,276	4,628	1,114

The Company does not accrue interest on loans that are 90 days or more delinquent and payments received on all such loans are applied to principal. Loans and accounts receivable are written off when management determines that collection is unlikely. This determination is made based on management’s experience and evaluation of the debtor’s circumstances.

(f)	Revenue Recognition

Commissions.  Commission revenue on insurance policy premiums is generally recognized as of the effective date of the policies or, in certain cases, as of the effective date or billing date, whichever is later. Contingent and profit sharing commissions typically represent a share of insurance company profits on policies written by the Company. The calculation of insurance company profits is usually made by the insurance company by deducting policyholder claims and insurance company expenses from policy premiums. Although the share of insurance company profits paid to the Company is affected by annual premium growth, the Company does not typically receive contingent commissions based solely on premium volume. Contingent and profit sharing commissions are generally paid based on prior year performance and recognized when received. Premiums due from the insured to the Company are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers.

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $481,000 and $535,000 at December 31, 2007 and 2006, respectively.

Policy fees.  The Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.

Interest income, net.  The Company recognizes interest income when earned.

Initial franchise fees.  The Company receives initial franchise fees for two types of initial franchise services: basic services provided pursuant to a franchise agreement and buyers assistance plan (BAP) services provided pursuant to a consulting agreement. Agreements are typically executed, and initial franchise fees are typically paid, when a franchise is acquired or opened. Initial franchise fees are non-refundable after execution of the franchise or consulting agreement.

The initial franchise fees for basic services cover the franchisees’ access to the registered name “Brooke,” access to the Company’s business model, access to suppliers, and access to the Company’s Internet-based

Brooke Capital Corporation

Notes to Combined Financial Statements

information system. These basic services are the types of services typically provided by franchisors. Delivery of these services is substantially complete when the franchise location is opened. Therefore, all such revenues are immediately recognized.

The initial franchise fees paid for BAP services cover several separate and distinct consulting tasks such as inspection report compilation, marketing profile and plan development, and operations analysis. Most of these services are provided by the Company before franchise acquisition, resulting in the recognition of associated revenues when initial franchise fees are paid at closing. Although substantially all of the BAP services are performed prior to closing, the Company does not record any revenues from initial franchise fees until the actual payment of fees at closing.

Total initial franchise fees for BAP services typically vary based on a percentage of the acquired business’s revenues because the time and expertise required of the Company to perform BAP services generally varies with acquisition size. However, the time and expertise required of the Company to provide basic services and the value to franchisees of those basic services, remains the same for all franchisees (even to startup or de novo franchisees), so the amount of total initial franchise fees allocated to basic services does not vary. Accordingly, total initial franchise fees are first allocated to initial franchise fees for basic services in the amount typically charged to startup franchisees and the remainder of the total initial franchise fees is allocated to BAP services. Although substantially all of the BAP services are performed prior to closing, the Company does not record revenues from initial franchise fees until the actual payment of fees at closing.

Consulting fees.  The Company completes its consulting obligation to business sellers at closing and is not required to perform any additional tasks for the seller. Therefore, revenues from consulting fees are recognized at closing because the Company has no continuing obligation.

The Company will also use its expertise in the hard-to-place and niche insurance industry to preserve collateral and monitor insurance agency borrowers on behalf of lenders. Fees are received for this collateral preservation activity. An initial fee is received and recognized upon loan closing. Ongoing fees are received monthly from these activities and are recognized as services are provided. These fees are reported as other income in the statements of operations.

Gain on sale of businesses.  The Company sometimes negotiates below-market interest rates on the deferred portion of purchase prices paid to business sellers. These interest rate concessions reduce the Company’s carrying value and increase the Company’s gain when sold to franchisees. Although the Company has a continuing obligation to pay the deferred portion of the purchase price when due, it is not obligated to prepay the deferred portion of the purchase price or to otherwise diminish the benefit of the below-market interest rate. Therefore, revenues from gains on sale of businesses resulting from deferred payments to sellers are recognized at closing because the Company has no continuing obligation.

The Company sometimes acquires businesses that it plans to own and operate as part of its business. If it later decides to sell such businesses for a price greater than their carrying value, then it recognizes a gain. When the business is sold, the Company has no continuing obligations and, therefore, revenues from gains on sale of businesses resulting from agency sales are recognized immediately at the time of sale.

Premiums.  For limited payment and other traditional life insurance policies, premium income is reported as earned when due. Profits are recognized over the life of these contracts by associating benefits and expenses with insurance in force for limited payment policies and with earned premiums for other traditional life policies. This association is accomplished by a provision for liability for future policy benefits and the amortization of policy acquisition costs.

Reinsurance.  Estimated reinsurance receivables are reported as assets and are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts, in accordance with Statement of

Brooke Capital Corporation

Notes to Combined Financial Statements

Financials Accounting Standards (“SFAS”) No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.”

(g)	Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation on buildings and land improvements is calculated using the straight-line method over the estimated useful lives of the respective assets. Depreciation on furniture, equipment and automobiles is calculated using both straight-line and accelerated methods over the estimated useful lives of the respective assets. The estimated useful lives are generally as follows:

Buildings and leasehold improvements	39 years
Land improvements	15 years
Furniture and equipment	3 to 10 years
Automobiles	5 years

(h)	Amortizable Intangible Assets

Included in other assets are the unamortized costs of renewal rights (rights to renewal commissions received from insurance policies) purchased by the Company and through subsidiaries (Brooke Life and Health, Inc. and The American Agency, Inc.) for businesses the Company plans to own and operate for more than one year. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. The rates of amortization of Amortizable Intangible Assets are based on an estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. Amortization was $61,000, $68,000 and ($14,000) for the years ended December 31, 2007, 2006 and 2005, respectively. During 2005, it was determined that amortization rates in use exceeded the above stated rate. An adjustment was made in 2005 resulting in negative amortization for that year.

The acquisition of renewal rights by the Company or by its subsidiaries for businesses the Company plans to own and operate for less than one year are not classified as Amortizable Intangible Assets (see Note 1(j)). Recent acquisitions and divestitures of Amortizable Intangible Assets are discussed in Note 13.

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there are sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the years ended December 31, 2007, 2006 or 2005.

(i)	Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under accounting principles generally accepted in the United States of America and balances determined for tax reporting purposes.

(j)	Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that the Company acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see Note 1(h))

Brooke Capital Corporation

Notes to Combined Financial Statements

because the residual values of those assets are expected to be the same at the time of sale to franchisees as at the time of acquisition by the Company. Typically, the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously, then the Company operates the business until sold and records the income and expense associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the years ended December 31, 2007 and 2006 was 19 and 33, respectively. Correspondingly, the number of businesses sold from inventory for the years ended December 31, 2007 and 2006 was 16 and 34, respectively. At December 31, 2007 and 2006, the “Investment in Businesses” inventory consisted of 6 businesses and 3 businesses, respectively, with fair market values totaling $9,413,000 and $2,333,000, respectively.

(k)	Gain or Loss on Sale of Businesses

“Investment in Businesses” gains or losses are the difference between the sales price and the book value of the business, which is carried at the lower of cost or fair value. Businesses are typically sold in the same units as purchased. However, in instances where a part of a business unit is sold, then management estimates the fair value of the portion of the business unit being sold and the difference between the sales price and the resulting fair value estimation is the amount of the gain or loss. Any such fair value estimation is evaluated for reasonableness by comparing the market value estimation of the portion being sold to the book value for the entire business unit. Fair value estimations are based on comparable sales information that takes into consideration business characteristics such as customer type, customer account size, supplier size and billing methods.

(l)	Deferred Policy Acquisition Costs

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Deferred policy acquisition costs at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Deferred policy acquisition costs	$10,579	$9,653
Accumulated amortization	(5,173)	(4,444)

Net	$5,406	$5,209

Deferred policy acquisition costs amortization of $724,000 was recorded during 2007.

(m)	Net Earnings Per Share Data

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. Diluted net income is calculated by including the weighted average effect of dilutive warrants outstanding during the periods. The weighted average number of shares issuable upon the exercise of outstanding warrants assumes that the applicable proceeds from such exercises are used to acquire treasury shares at the average price of common stock during the periods. Basic and diluted earnings per share for 2007, 2006 and 2005 were determined as follows (adjusted for the 1-for-3

Brooke Capital Corporation

Notes to Combined Financial Statements

reverse stock split effective in April 2007 and the issuance of 5,000,000 shares in connection with the merger of Brooke Franchise with and into the Company):

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share data)

Numerator:
Net income — numerator for basic earnings per share	$2,338	$3,504	$4,766
Effect of dilutive securities	—	—	—

Numerator for diluted earnings per share	$2,338	$3,504	$4,766

Denominator:
Average common shares outstanding (after the effect of 1-for-3 reverse stock split and issuance of 5,000,000 shares to effect merger) used for basic earnings per share	8,201,026	6,497,638	6,437,925
Dilutive effect of assumed exercise of outstanding warrants, net of adjustment to reflect purchase of treasury shares with proceeds	7,000	461,034	—
Shares used for diluted earnings per share	8,208,026	6,958,672	6,437,925

Earnings per share:
Basic	$0.29	$0.54	$0.74

Diluted	$0.28	$0.50	$0.74

(n)	Buyers Assistance Plans

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a Buyers Assistance Plan (BAP). Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are typically provided by the Company before franchise acquisition.

(o)	Accounts and Notes Receivable, Net

The net notes receivable included as a part of the “Accounts and Notes Receivable, Net” asset category are made up primarily of accounts receivable from franchisees as well as loans to businesses and others. Based on management’s experience, the carrying values of accounts and notes receivable approximate their fair values and such notes may be sold. The Company’s allowance for doubtful accounts is discussed earlier in this Note 1 to the financial statements.

(p)	Other Receivables

Other Receivables are primarily reimbursements due from franchisees and agents for possible cancellation of policies, and receivables from sellers for consulting fees and other services. Most of these amounts are collected within 30 days from franchisees, borrowers or agents and all amounts are collected within 12 months from date of recording.

(q)	Other Current Assets

The Company has purchased certain lottery prize cash flows, representing the assignments of the future payment rights from lottery winners at a discounted price. Payments on these cash flows will be made by state

Brooke Capital Corporation

Notes to Combined Financial Statements

run lotteries and as such are backed by the general credit of the respective states. At December 31, 2007 and 2006, the carrying value of these other assets was approximately $3,527,000 and $3,067,000, respectively. Also included in other current assets are certain deposits and prepaid and other current amounts.

(r)	Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising and marketing expenses for the years ended December 31, 2007, 2006 and 2005 was $14,078,000, $12,838,000 and $9,852,000, respectively.

(s)	Restricted Cash

The Company holds insurance commissions for the special purpose entities Brooke Acceptance Company, LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC, and Brooke Securitization Company 2006-1, LLC wholly-owned subsidiaries of Brooke Credit Corporation, for the purpose of making future loan payments and the use of these funds is restricted. The amount of commissions held at December 31, 2007 and 2006 was $171,000 and $615,000, respectively.

(t)	Stock-Based Compensation

The Company has granted restricted stock awards to certain officers and directors pursuant to The Brooke Capital Corporation 2007 Equity Incentive Plan. Compensation costs were determined based upon the fair value of the awards on their respective grant dates and are being recorded as expense over the related vesting periods.

(u)	Investments

The Company classifies all of its fixed maturity and equity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Equity securities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income. See Note 3 for additional information about the Company’s investments.

(v)	Policy and Contract Liabilities

Annuity contract liabilities (future annuity benefits) are computed using the retrospective deposit method and consist of policy account balances before deduction of surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense. The range of interest crediting rates for annuity products was 4.25 to 5.25 percent in 2007 and 4.25 to 5.35 percent in 2006.

Traditional life insurance policy benefit liabilities (future policy benefits) are computed on a net level premium method using assumptions with respect to current yield, mortality, withdrawal rates, and other assumptions deemed appropriate by the Company. Reserve interest assumptions, including the impact of grading for possible adverse deviations, ranged from 4.00 to 7.25 percent.

Policy claim liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The liabilities are subject to the impact of actual payments and future changes in claim factors.

Policyholder premium deposits represent premiums received for payment of future premiums on existing policyholder contracts. Interest was credited on these deposits at a rate of 4 percent in 2007 and 2006,

Brooke Capital Corporation

Notes to Combined Financial Statements

respectively. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.

(w)	Advertising Supply Inventory

In conjunction with the construction of an advertising/marketing center in Phillipsburg, Kansas the Company now retains large quantities of marketing materials that franchisees use to promote their businesses. These marketing supplies may be held in inventory for a period of up to 12 months before delivery to franchisees.

(x)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires unrealized gains and losses on the Company’s available-for-sale securities to be recorded as a component of accumulated other comprehensive income. Unrealized gains and losses recognized in accumulated other comprehensive income that are later recognized in net income through a reclassification adjustment are identified on the specific identification method.

2.	Transactions with Parent Company

The Company is a majority-owned subsidiary of Brooke Corporation. The Company relies on Brooke Corporation to provide facilities, administrative support, cash management, and accounting services. During 2007, the Company paid a monthly administrative fee for these shared services. For the years ended December 31, 2007, 2006 and 2005, the total amount paid to the Parent Company was $2,850,000, $4,800,000 and $5,100,000, respectively.

In December 2004, Brooke Franchise acquired 100% of the outstanding shares of Brooke Life and Health, Inc. and The American Agency, Inc. from Brooke Corporation for $379,000.

The majority of cash required for operations is kept in a common corporate checking account and amounts due to or amounts due from the Parent Company are netted, and recorded on the balance sheet as a Parent Company receivable or Parent Company payable, accordingly. The Parent Company receivable at December 31, 2007 and 2006 resulted primarily from the additional cash generated from the Company’s purchase and sale of business activity. At December 31, 2007 and 2006, the Company reported receivables from its Parent Company and other related parties of $18,441,000 and $29,122,000, respectively, as a result of this and other transactions with affiliates. Included in the current balance is $4,700,000 related to the Delta Plus Holdings transaction of retail business along with $1,000,000 for the guarantee of accounts receivable. Transactions between affiliates in the normal course of operations were $2,075,000 with the remaining in common accounts.

On March 30, 2007, Brooke Corporation acquired Delta Plus Holdings, Inc., a holding company based in Missouri. At the same time, all of the insurance agency assets of Christopher Joseph & Company, a direct subsidiary of Delta Plus Holdings, Inc., were sold to Brooke Franchise Corporation for $8,984,000. Christopher Joseph & Company operated retail insurance offices in Missouri, Kansas, Florida and Oklahoma, marketing personal and commercial products for other affiliated and non-affiliated insurance companies. The retail offices of Christopher Joseph & Company have since been sold or converted to Brooke franchise offices.

At December 31, 2007 and 2006, the Company reported income taxes receivable (payable) to Parent of $1,094,000 and ($1,485,000), respectively.

In accordance with the shared services agreement with Brooke Corporation, property and equipment for Brooke Capital were to be provided by Brooke Corporation. On June 30, 2007, Brooke Franchise purchased property and equipment from Brooke Corporation related to franchise operations. The Company, as successor

Brooke Capital Corporation

Notes to Combined Financial Statements

in interest, has continued to make such purchases since that date. Accordingly, the fees paid by the Company to Brooke Corporation in connection with the shared services agreement were reduced during 2007. See Notes 1(g) and 5 for more information on the Company’s property and equipment. Brooke Corporation has guaranteed loans on behalf of the Company.

3.	Investments

The amortized cost and fair value of investments at December 31, 2007 and 2006 are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2007:
U.S. Government Agency	$2,132	$21	$—	$2,153
Corporate bonds	17,094	129	700	16,523

Total	19,226	150	700	18,676
Equity securities	239	7	55	191

	$19,465	$157	$755	$18,867

December 31, 2006:
U.S. Government Agency	$1,559	$10	$18	$1,551
Corporate bonds	10,973	75	300	10,748

Total	12,532	85	318	12,299
Equity securities	258	29	4	283

	$12,790	$114	$322	$12,582

The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations:

	Amortized Cost	Fair Value

Due in one year or less	$799	$794
Due after one year through five years	4,165	4,100
Due after five years through ten years	7,996	7,703
Due after ten years	5,898	5,708
Mortgage-backed securities	368	371

	$19,226	$18,676

The fair values for investments in fixed maturities are based on quoted market prices.

Included in investments are securities, which have been pledged to various state insurance departments. The fair values of these securities were $2,279,000 and $2,061,000 at December 31, 2007 and 2006, respectively.

During 2007, the Company had gross realized investment gains of $84,000 and gross realized investment losses of $0.

Brooke Capital Corporation

Notes to Combined Financial Statements

Interest income consists of dividends and interest earned on available-for-sale securities and certain other assets. Following are the components of interest income for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005

Investments:
Fixed maturities	$959	$62	$—
Equity securities	19	3	—
Other, net	947	275	139

Total interest income	$1,925	$340	$139

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. On a regular basis, all securities are reviewed in an effort to determine each issuer’s ability to service its debts and the length of time the security has been trading below cost. This process includes an assessment of the credit quality of each investment in the securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. Based on the performance of these procedures, no securities are deemed to be other-than-temporarily impaired by the Company.

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

The Company owned 75 and 68 securities that were in an unrealized loss position at December 31, 2007 and 2006, respectively. The following tables provide information regarding unrealized losses on investments available for sale, as of December 31, 2007 and 2006 (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2007:
Corporate bonds	$4,180	$180	$5,610	$520	$9,790	$700

Equity securities	$52	$38	$83	$17	$135	$55

Brooke Capital Corporation

Notes to Combined Financial Statements

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2006:
U.S. Government Agency	$—	$—	$695	$18	$695	$18
Corporate bonds	4,360	78	4,743	222	9,103	300

Total	$4,360	$78	$5,438	$240	$9,798	$318

Equity securities	$—	$—	$96	$4	$96	$4

The components of the Company’s other comprehensive loss and related tax effects during 2007 are as follows (in thousands):

Amount

Unrealized holding losses on available-for-sale securities:
Unrealized holding losses during the period	$(305)
Less: Reclassification adjustment for gains included in net income	84
Tax benefit	78

Other comprehensive loss	$(311)

4.	Accounts and Notes Receivable, net

At December 31, 2007 and 2006, accounts and notes receivable consist of the following:

	2007	2006
	(In thousands)

Business loans	$6,763	$—
Less: Business loans sold	(1,662)	—
Plus: loan participation classified as secured borrowing	1,662	—

Total notes receivable, net	6,763	—
Interest earned no collected on notes	322	233
Customer receivables	24,596	21,933
Allowance for doubtful accounts	(1,114)	(1,466)

Total accounts and notes receivable, net	$30,567	$20,700

Loan participations represent the transfer of notes receivable, by sale, to “participating” lenders. These transfers are accounted for by the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Of the notes receivable sold, at December 31, 2007 none were accounted for as sales because the transfers did not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Brooke Capital Corporation

Notes to Combined Financial Statements

5.	Property and Equipment

A summary of property and equipment at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006

Land	$559	$358
Buildings and leasehold improvements	9,482	2,855
Furniture and equipment	5,844	144
Computer Equipment	4,015	357
Automobiles	1,051	109

Total property and equipment	20,951	3,823
Accumulated depreciation and amortization	(5,242)	(945)

Net property and equipment	$15,709	$2,878

Depreciation expense was $964,000 for the year ended December 31, 2007. Depreciation expense recorded during 2006 was not significant.

As discussed in Note 2, on June 30, 2007, Brooke Franchise acquired property and equipment from Brooke Corporation related to franchise operations. In the past, property and equipment were provided to the franchise operations by Brooke Corporation in connection with a shared services agreement. Property and equipment received from Brooke Corporation was recorded by Brooke Franchise using the initial cost basis and accumulated depreciation of the assets transferred.

Brooke Capital Corporation

Notes to Combined Financial Statements

6.	Bank Loans, Notes Payable, and Other Long-Term Obligations

At December 31, 2007 and 2006, bank loans, notes payable and other long-term obligations consist of the following (in thousands):

	2007	2006

Seller notes payable. These notes are payable to the sellers of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75% and maturities range from January 2008 to January 2011. A particular seller note payable has an interest rate of 7.00% and matures September 2015.	$19,123	$18,738
Columbian Bank and Trust Company, due January 2008. Interest rate is variable and was 8.25% at December 31, 2007. Interest and principal are due in one payment at maturity. Collateralized by accounts receivable.	4,355	8,500
Citizens Bank and Trust Company, due February 2009. Interest rate is variable and is due quarterly with principal due at maturity. Interest rate was 7.25% at December 31, 2007. Parent Company has pledged stock it owns in Brooke Credit Corporation and the Company.	9,000	—
Brooke Holdings, Inc., due December 2011. Interest rate is variable and was 10.5% at December 31, 2007. Principal payments of $1,265,000; $1,404,000; $1,559,000 and $8,154,000 are due in 2008, 2009, 2010 and 2011, respectively. Collateralized by stock in subsidiary and other assets.	12,382	—
Brooke Credit Corporation, due September, 2015. Interest rate is variable and was 10.75% at December 31, 2007. Interest and principal are payable in 120 monthly payments of $16,080. Collateralized by various assets of the Company.	1,022	1,099
First National Bank of Phillipsburg, variable interest rate (7.75% at December 31, 2007) with scheduled principal payments through maturity at August 2017. Collateralized by real estate.	728	—
Brooke Credit Corporation, various notes with variable interest rates from 10.75% to 11.25% at December 31, 2007, with maturities ranging from October 2011 to January 2021. Principal payments are scheduled on each note through its respective maturity date. Collateralized by real estate.	1,891	—
Fidelity Bank, variable interest rate (7.75% at December 31, 2007) with scheduled principal payments through maturity at September 2021. Collateralized by real estate.	1,990	—

Total bank loans and notes payable	50,491	28,337
Less: Current maturities and short-term debt	(32,122)	(21,006)

Total long-term debt	$18,369	$7,331

Seller notes payable are typically the deferred portion of purchase prices paid by the Company to acquire insurance agencies for resale by the Company to franchisees. Seller notes payable are secured by a collateral interest in the insurance policy renewal rights purchased by the Company. Sellers typically agree that their security interests are subordinate to Brooke Credit Corporation’s security interests in the renewal rights of the agency, which also collateralize the loans by Brooke Credit Corporation to franchisees. The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $47,282,000 and $38,726,000 at December 31, 2007 and 2006, respectively.

In connection with the outstanding loans and related debt agreements with Citizens Bank and Trust Company and Brooke Holdings, the Company has committed to certain covenants wherein (1) the Company, certain of the Company’s subsidiaries and/or Parent will maintain certain benchmarks with respect to their:

Brooke Capital Corporation

Notes to Combined Financial Statements

(a) regulatory status, (b) outstanding litigation, (c) liquidity and (d) solvency; and (2) the Company and certain of its subsidiaries shall maintain minimum tangible net worth, as defined in the relevant agreement.

In addition, the Company has agreed to certain restrictions applicable to it and certain of its subsidiaries regarding, among other things, (1) investment in other affiliates; (2) payment of any dividends or distributions, (3) incurrence of additional debt, (4) pledging of certain assets (5) reorganization and merger, and (6) disposition of assets.

None of the Amortizable Intangible Assets described in Note 1(h) and none of the Acquisitions and Divestitures described in Note 13 were financed with seller notes payable at December 31, 2007.

Interest incurred on bank loans and notes payable for the years ended December 31, 2007, 2006 and 2005 was $3,066,000, $1,700,000 and $1,515,000, respectively. Interest payable was $1,314,000 and $757,000 at December 31, 2007 and 2006, respectively.

The future scheduled maturities of debt are as follows (in thousands):

Years Ending December 31,	Amount

2008	$32,122
2009	3,018
2010	2,639
2011	8,697
2012	537
Thereafter	3,478

$50,491

7.	Leases

The Company occupies approximately 7,500 square feet of its building in Topeka, Kansas. The Company has leased 10,000 square feet under a lease that runs through June 30, 2011. The lease agreement calls for minimum monthly base lease payments of $15,500.

The remaining 2,500 square feet are leased for a period that will end on August 31, 2010. That lease will automatically renew for another five years, if not terminated on or after August 15, 2010. The lease agreement calls for minimum monthly base lease payments of $4,366 through August 31, 2010. The lease payments will decrease to $3,100 per month for the period September 1, 2010 through August 31, 2015. Tenant improvement costs of $103,372 are being depreciated on a straight line basis over the lease term ending August 31, 2010.

The future minimum lease amounts to be received under non cancelable lease agreements at December 31, 2007 are approximately as follows (in thousands):

Years Ending
December 31,	Amount

2008	$240
2009	240
2010	222
2011	187

Total	$889

Brooke Capital Corporation

Notes to Combined Financial Statements

The Company leases space for itself and on behalf of its agents. Future long-term payments related to these operating leases at December 31, 2007 are as follows (in thousands):

Years Ending
December 31,	Amount

2008	$13,427
2009	10,127
2010	4,891
2011	2,095
2012	448
2103 and thereafter	112

$31,100

8.	Income Taxes

The Company’s current and deferred income tax expense for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)

Current	$1,185	$1,497	$2,920
Deferred	(91)	—	—

	$1,094	$1,497	$2,920

Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate for 2007, 2006 and 2005 as follows:

	2007	2006	2005

U.S. Federal statutory tax rate	35%	35%	35%
State statutory rate	4%	4%	4%
Increase (decrease) in valuation allowance	(7)%	(6)%	—
Miscellaneous	—	(3)%	(1)%

	32%	30%	38%

Deferred tax assets and liabilities are recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on

Brooke Capital Corporation

Notes to Combined Financial Statements

currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse. Significant components of the Company’s net deferred tax liability are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax liability:
Deferred policy acquisition costs	$903	$874
Other	38	31

Total deferred tax liability	941	905

Deferred tax asset:
Net operating loss carryforward	$1,806	$2,020
Net unrealized investment loss	120	41
Other	111	24

Total deferred tax asset	2,037	2,085
Valuation allowance	(1,434)	(1,688)

Net deferred tax asset	603	397

Net deferred tax liability	$338	$508

The Company has net operating loss carryforwards of approximately $5,741,000 on a consolidated basis. Net operating loss carryforwards of $168,000 resulted from non-life insurance operations and were generated prior to the base period for tax consolidation purposes. These loss carryforwards expire in 2011 and 2012 and can only be used to offset taxable income resulting from non-life insurance operations. Net operating loss carryforwards of $4,608,000 resulted from non-life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2018 through 2025 and can be used to offset either taxable income resulting from non-life insurance operations or 35% of taxable income resulting from life insurance operations subject to certain limitations. Net operating loss carryforwards of $965,000 resulted from life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2022 through 2025. Capital loss carryforwards of $44,000 will expire in 2009 and 2010.

The Company filed a consolidated federal income tax return with First Life and Brooke Capital Advisors for the year ended December 31, 2006 and plans to do so for the period ended November 15, 2007 (the effective date of its merger with Brooke Franchise Corporation). The Company plans to file as a part of the Brooke Corporation consolidated federal return for the remaining portion of 2007. First Life is taxed as a life insurance company under the provisions of the Internal Revenue Code and will be required to file a separate tax return for the five years following the November 15, 2007 merger transaction. Brooke Franchise Corporation has historically filed as a part of the consolidated returns filed by Brooke Corporation.

9.	Employee Benefit Plans

Substantially all of the Company’s employees are eligible to participate in Brooke Corporation’s defined contribution retirement plan. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company will match 50% of employee contributions up to a maximum of $3,000 or 3% of compensation and may contribute an additional amount to the plan at the discretion of the Board of Directors. During 2007, the Company recorded $235,000 in employer contributions to the plan. No employer contributions were charged to expense for the years ended December 31, 2006 and 2005.

Brooke Capital Corporation

Notes to Combined Financial Statements

10.	Concentration of Credit Risk

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2007, the Company had account balances of $5,761,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

11.	Segment and Related Information

The Company’s two reportable segments consisted of its Insurance Company Operations and its Insurance Agency Operations. Insurance company operations include the issuance of life insurance policies by First Life America Corporation. First Life sells life insurance and annuity products in eight states throughout the Midwest.

The Company’s insurance agency operations include its franchise operations and the insurance agency consulting activities conducted through Brooke Capital Advisors. Franchise operations include the sale of insurance, financial and credit services on a retail basis through franchisees. Through Brooke Capital Advisors, consulting services are provided to managing general agencies and collateral preservation services relating to such agencies’ loans. This business expanded in 2007 to include similar services for funeral home businesses and loans related thereto. Revenues, expenses, assets and liabilities that are not allocated to one of the two reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations.

The results of each segment are separately audited and the segments’ accounting policies are the same as those described in the summary of significant accounting policies.

Brooke Capital Corporation

Notes to Combined Financial Statements

The table below reflects summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2007:

	Insurance	Insurance		Elimination of
	Agency	Company		Intersegment	Consolidated
	Operations	Operations	Corporate	Activity	Totals
	(In thousands)

2007
Insurance commissions	$114,588	$—	$—	$—	$114,588
Insurance premiums earned	—	3,710	—	—	3,710
Interest income	408	1,410	112	(5)	1,925
Consulting fees	10,423	—	—	—	10,423
Initial franchise fees for basic services	32,505	—	—	—	32,505
Initial franchise fees for buyers assistance plans	455	—	—	—	455
Gain on sale of businesses	2,057	—	—	—	2,057
Other income	5,744	248	—	(5)	5,987
Total Operating Revenues	166,180	5,368	112	(10)	171,650
Interest expense	3,066	—	5	(5)	3,066
Commissions expense	89,015	167	—	—	89,182
Payroll expense	23,827	474	599	—	24,900
Depreciation and amortization	891	805	53	—	1,749
Other operating expenses	44,281	3,791	1,254	(5)	49,321
Income Before Income Taxes	5,100	131	(1,799)	—	3,432
Segment assets	66,204	33,190	10,811	—	110,205
Expenditures for segment assets	14,540	40	—	—	14,580

Separate segment information has not been presented for 2006 and 2005 as: (1) the Company’s 2005 statement of operations represents the results of operations as previously reported by Brooke Franchise Corporation only, and (2) the Company’s 2006 statement of operations represents the results of operations as previously reported by Brooke Franchise plus the last 23 days of December 2006 for Brooke Capital Corporation. All of the 2005 results of operations and substantially all of the 2006 results of operations represent the activities of the insurance agency operations. Accordingly, presentation of segment information for those years would not be meaningful.

12.	Related Party Information

Transactions with Brooke Corporation, the Parent Company are described in Note 2.

Brooke Credit Corporation, a majority-owned subsidiary of Brooke Corporation, is a licensed finance company that originates loans to franchisees of the Company. Brooke Credit Corporation funds the loans it originates by selling loan participation and asset backed securities to community banks and other finance companies. In 2003, Brooke Credit Corporation worked with Standard and Poors, to create a new securitization asset class for insurance agency loans. To date there have been six securitizations completed. Brooke Credit Corporation has executed promissory notes with a majority of businesses that have franchise agreements with the Company. Proceeds from these notes reduce the receivables for the Company from franchisees.

In connection with originated loans through Brooke Credit Corporation, beginning in 2004, the Company has entered into separate Collateral Preservation Agreements with Brooke Credit Corporation. Under these agreements, the Company provides Brooke Credit Corporation with collateral preservation services and

Brooke Capital Corporation

Notes to Combined Financial Statements

assistance with loss mitigation of distressed loans. On certain loan types, the Company is compensated by upfront and ongoing fees paid by Brooke Credit Corporation. For the years ended December 31, 2007, 2006 and 2005, $5,468,000, $2,114,000 and $727,000 in compensation was paid to the Company for services provided under these agreements. At December 31, 2007 Brooke Credit Corporation owed $449,000 to the Company under this agreement. In 2007 net compensation received by the Company totalled $4,422,000 under these agreements.

In August 2005, Brooke Credit Corporation made a loan to Brooke Franchise, in the amount of $1,200,000, with a maturity date of September 15, 2020. Terms of the loan state a variable interest rate, daily adjustable, of 2.00% above the New York Prime rate with payments of principal and interest due monthly. In April, 2006, the principal balance and interest were paid in full.

In September 2005, Brooke Credit Corporation made a loan to Brooke Franchise, in the amount of $1,190,000, with a maturity date of September 15, 2015. (Balance of this loan totalled $1,022,000 at December 31, 2007.) Terms of the loans state a variable interest rate, daily adjustable, of 3.50% above the New York Prime rate with payments of principal and interest due monthly. At December 31, 2007 and 2006, respectively, interest payable on this loan totaled $5,000 and $6,000.

During 2005 and 2006, Brooke Credit Corporation made various loans to Brooke Franchise (totaling $1,891,000 at December 31, 2007) with variable interest rates and maturities ranging from October 2011 to January 2021. Principal payments are scheduled on each note through its respective maturity date and interest rates were 10.75% to 11.25% at December 31, 2007. At December 31, 2007 and 2006, respectively, interest payable on these loans totaled $8,000 and $11,000.

At December 31, 2007, 2006 and 2005, interest expense on these loans with Brooke Credit Corporation totaled $352,000, $163,000 and $392,000, respectively.

In December 2007, Brooke Holdings, Inc. loaned $12,382,000 to the Company. Brooke Holdings, Inc. owned almost 43% of the outstanding common stock in Brooke Corporation at December 31, 2007. Brooke Holdings, Inc. is controlled by Robert D. Orr, Chairman of the Board of the Company, and Leland G. Orr, Chief Financial Officer of the Company, who owned 73.65% and 21.72%, respectively, of its outstanding shares of stock as of February 29, 2008. The interest rate on the loan is variable, at 4.50% over the Prime Rate as published in the Wall Street Journal, and annual principal payments are scheduled with a final payment of $8,154,000 due in December 2011. Payment of the loan is secured by a pledge of the Company’s stock in First Life. The Company has also agreed to pledge its stock in TIC, upon its acquisition of Delta Plus.

The DB Group, Ltd., a wholly-owned subsidiary of Brooke Brokerage Corporation, is a captive insurance company incorporated in Bermuda. The DB Group, Ltd. insures a portion of the professional insurance agents’ liability exposure of the Company, its affiliated companies and its franchisees and had a policy in force on December 31, 2006 that provided $5,000,000 of excess professional liability coverage.

In November 2005, Brooke Brokerage Corporation transferred its interest in the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. to the Company. The consideration for this transfer was $2,054,000, which represented the book value on November 30, 2005. Therefore, Brooke Brokerage Corporation did not record a gain on this transfer. The Company immediately sold 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. to an unrelated party. The sale price was $3,450,000. The gain on sale of $1,396,000 was recognized by the Company. The Company paid consulting fees to CJD & Associates in the amount of $1,396,000. CJD & Associates is a subsidiary of Brooke Brokerage Corporation, a wholly-owned subsidiary of Brooke Corporation.

In November 2005, Brooke Brokerage Corporation entered into a Buyers Assistance Plan (BAP) agreement with West Point Underwriters, LLC. Brooke Brokerage Corporation transferred its interest and obligations in the BAP agreement to the Company. Therefore, the Company recorded $270,000 BAP income

Brooke Capital Corporation

Notes to Combined Financial Statements

in connection with this particular transaction. The Company agreed to retain Brooke Brokerage Corporation to perform the consulting services set forth in the BAP agreement. The consideration for this service, paid from the Company to Brooke Brokerage Corporation was $270,000. Therefore, the Company also recorded $270,000 consulting expense in connection with this transaction and Brooke Brokerage Corporation recorded consulting income of $270,000.

Anita Lowry is the sister of Robert D. Orr, Chairman of the Board of Brooke Capital Corporation and Leland G. Orr, Chief Financial Officer of Brooke Capital Corporation and is the mother of Michael S. Lowry, Chief Executive Officer of Brooke Credit Corporation and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. Don and Anita Lowry sold American Heritage Agency, Inc. in 2008.

The Company maintains deposit accounts with Brooke Savings Bank, a wholly-owned subsidiary of Brooke Bancshares, Inc. which is a wholly-owned subsidiary of Brooke Corporation. At December 31, 2007, the Company had $2,613,000 on deposit with the bank.

13.	Acquisitions and Divestitures

In December 2004, Brooke Franchise acquired 100% of the outstanding shares of Brooke Life and Health, Inc. and The American Agency, Inc. from Brooke Corporation for $379,000.

In February 2004, Brooke Franchise acquired insurance agency renewal rights from Brent and Haeley Mowery for $499,000. The Company operated this business asset under the trade name of Brooke Auto Insurance Services of San Leandro, California. This agency was subsequently sold to a franchisee in July 2005 for $499,000, which resulted in a gain on sale of $68,000 from amortization recorded in prior periods.

On March 30, 2007, Brooke Franchise acquired all of the insurance agency assets of Christopher Joseph & Company, a subsidiary of Delta Plus Holdings, Inc., from Brooke Corporation. Christopher Joseph & Company was acquired on that same date by Brooke Corporation in connection with its acquisition of Delta Plus. See Note 2 for more information about this transaction.

During May 2007, Brooke Franchise acquired a 100% interest in Brooke Investments, Inc., from Brooke Corporation. Brooke Investments acquires real estate for lease to franchisees, for corporate use and other purposes. See Note 7 for more information regarding the Company’s operating leases.

On September 28, 2007, Brooke Franchise acquired 60 insurance agency locations from entities associated with Chicago-based J and P Holdings Inc. The agencies currently sell auto insurance under the trade names of Lone Star Auto, Insurance Xpress, Car Insurance Store, Hallberg Insurance Agency and Hallberg Xpress in Colorado, Illinois, Kansas, Missouri and Texas. The acquired agencies will be converted into Brooke franchises or merged into existing Brooke franchise locations. At December 31, 2007, 36 of the acquired agencies had been sold.

14.	Stockholders’ Equity Transactions

On December 8, 2006 the Company closed on a Stock Purchase and Sale Agreement (“2006 Stock Purchase Agreement”) with Brooke Corporation. Pursuant to the agreement, the Company committed, through a series of steps, to sell shares of common stock that would represent approximately 55% of the outstanding shares of the Company to Brooke Corporation in exchange for $3,000,000 in cash and execution of a Brokerage Agreement. At closing, the Company issued 3,742,943 shares of common stock (1,247,647 shares after the effects of the April 2007 1-for-3 reverse stock split) to Brooke Corporation, representing approximately 46.8% of the Company’s then authorized, issued and outstanding common stock, for $2,552,000 and

Brooke Capital Corporation

Notes to Combined Financial Statements

executed and delivered the Brokerage Agreement. As part of the closing, the Company issued Brooke Corporation a warrant to purchase an additional 1,643,460 shares of common stock (547,820 shares, post-split) for $448,000, such shares to be authorized for issuance pursuant to then forthcoming amendments to the Company’s Articles of Incorporation. The Articles of Incorporation were amended on January 31, 2007 and Brooke Corporation exercised the Warrant on the same day.

As part of the consideration under the 2006 Stock Purchase Agreement, Brooke Capital Advisors, a subsidiary of the Company, and CJD & Associates, L.L.C. (“CJD”), Brooke Corporation’s brokerage subsidiary, entered into an agreement by which, as of that date, Brooke Capital Advisors began transacting all new managing general agent loan brokerage business (formerly operated by CJD). CJD operated such a business prior to Closing and, as part of the Brokerage Agreement, agreed not to engage in any new managing general agent loan brokerage business. Pursuant to the terms of the 2006 Stock Purchase Agreement, Brooke Corporation will contribute funds to the Company as additional consideration for the issuance of the shares of the Company’s common stock acquired, to the extent the pretax profits of Brooke Capital Advisors do not meet a three-year $6 million pretax profit goal in accordance with an agreed upon schedule set forth in the 2007 Stock Purchase Agreement. Brooke Capital Advisors reported pretax income of approximately $7,773,000 and $1,084,000 during 2007 and 2006, respectively.

The Warrant issued in connection with the above Agreement was exercised by Brooke Corporation on January 31, 2007. Warrants outstanding at December 31, 2007 include one issued to a former officer and another to a former outside Director of the Company for 16,666 and 33,333 shares, respectively. These warrants were authorized by the Company’s former Board of Directors prior to the closing of the above Agreement. The warrants became exercisable on December 8, 2006 either in whole or in part for a period of 10 years from that date at an exercise price of $1.72 per share, the assumed market price of the Company’s stock at the date of grant ($5.16 per share after the effects of the April 2007 1-for-3 reverse stock split). The fair value of these warrants was estimated as of the grant date using an accepted valuation model in accordance with SFAS No. 123R, “Share-Based Payment.” Significant assumptions included a risk-free rate of 4.56%, and expected volatility of 10% and a dividend rate of 0%. In the case of the former officer, the estimated value of the warrant, $32,000, was recorded as compensation expense. In the case of the former Director, the estimated value of the warrant, $64,000, was recorded as a reduction of related stock issuance costs. Warrants outstanding are considered in the Company’s reported diluted earnings per share to the extent they are deemed to have a dilutive effect on reported earnings.

Coincident with the closing of the 2006 Stock Purchase Agreement, other warrants previously issued by the Company and held by Brooke Corporation were cancelled. Three separate warrants would have allowed Brooke Corporation to purchase up to 50,000 shares of common stock (for each warrant) at prices of $1.71, $3.35 and $5.00, respectively, beginning in 2012 or immediately prior to any earlier change of control involving the Company and were due to expire no later than 2015. The warrants were issued in connection with an earlier transaction wherein the Company acquired 450,500 shares of its common stock previously held by Brooke Corporation for a purchase price of $770,000 ($1.71 per share). All but $200,000 of the purchase price was financed by Brooke Credit Corporation, the finance subsidiary of Brooke Corporation at that time, at a fixed interest rate of 8% over a ten year period. The note to Brooke Credit Corporation was paid in full prior to the closing of the 2006 Stock Purchase Agreement.

On January 31, 2007, the Company’s shareholders approved certain amendments to the Company’s Articles of Incorporation to: (1) increase its authorized shares of common stock from 8,000,000 to to 25,000,000 million shares; (2) increase its authorized shares of preferred stock from 550,000 to 1,550,000; and (3) reduce the par value of its common stock from $.10 to $.01 per share. In addition, the shareholders approved a 1-for-3 reverse stock split by which each three shares of outstanding common stock would be reverse split into one share of common stock. The reverse split was effective on April 13, 2007.

Brooke Capital Corporation

Notes to Combined Financial Statements

On April 2, 2007, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock purchasing 379,248 shares (126,416 shares post-split) at a price of $1.60 per share ($4.80 per share post-split) for an aggregate purchase price of approximately $607,000. Upon completion of the offer and the following reverse stock split (effective on April 13, 2007), the Company had 3,085,817 shares of common stock outstanding (after the purchase of fractional shares representing the equivalent of 2,253 shares).

As discussed in Note 15, on August 15, 2007, the Company’s Board of Directors awarded 390,000 restricted shares of its common stock to officers and directors of the Company under The Brooke Capital Corporation 2007 Equity Incentive Plan.

On November 15, 2007, the Company issued 5,000,000 shares of its common stock to Brooke Corporation in connection with the completion of its merger with Brooke Franchise Corporation wherein Brooke Franchise was merged with and into the Company, resulting in the Company being the survivor. An additional 2,250,000 shares of the Company’s common stock has been reserved for issuance to Brooke Corporation as merger consideration pursuant to contingent earn-out payments tied to adjusted earnings of the Company (excluding its subsidiaries) in calendar years 2007 and 2008. The Company did not achieve the 2007 adjusted earnings goals and thus will not issue 1,125,000 of the shares otherwise reserved as additional contingent merger consideration applicable to the 2007 earn-out. Pursuant to the Agreement and Plan of Merger dated August 31, 2007, as amended September 20, 2007, as amended November 15, 2007, by and among Brooke Corporation, Brooke Franchise and the Company; Brooke Corporation has agreed it will not transfer the Company’s common stock that it received in the merger transaction for a period of 180 days after the closing date unless the Company would otherwise consent.

As previously noted, the merger of Brooke Franchise with and into the Company was accounted for in a manner similar to the pooling of interests method and was consummated on November 15, 2007. Prior to consummation, the previously separate companies reported the following in connection with their results of operations for the nine month period ended September 30, 2007:

	Nine Months Ended
	September 30, 2007
	Brooke Capital	Brooke Franchise
	(In thousands)

Total operating revenues	$11,675	$119,906

Net income	2,502	2,164

Changes in stockholders’ equity related to this merger have been reported in the Company’s consolidated statements of stockholders’ equity included in these financial statements. Transactions between the companies were not material prior to the merger.

Prior years’ financial statements and related disclosures have been restated to furnish comparative information for the period during which the Company and Brooke Franchise have been under common control. As Brooke Corporation acquired its controlling interest in the Company on December 8, 2006, the financial statements and other information presented for periods prior to December 8, 2006 represent that of Brooke Franchise only.

Brooke Capital Corporation

Notes to Combined Financial Statements

Following is a summary of the amounts of revenue and net income reported in these financial statements for 2006 and 2005 as compared to amounts previously reported by the Company (in thousands):

Year Ended December 31, 2006	Operating Revenues	Net Income (Loss)

Brooke Franchise
12 Months Ended December 31, 2006	$142,348	$2,422
Brooke Capital
23 Days Ended December 31, 2006	1,384	1,082

On a combined basis	$143,732	$3,504

As previously reported by Brooke Capital Year Ended December 31, 2006	$6,162	$756

Year Ended December 31, 2005

Brooke Franchise	$119,018	$4,766

As previously reported by Brooke Capital	$4,861	$(701)

Prior to the merger, Brooke Corporation owned 100% of Brooke Franchise and 53% of the Company. As a result of the closing of the merger, Brooke Corporation owned approximately 81% of the Company’s common stock.

15.	Stock-Based Compensation

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

During 2007, the Company recorded approximately $244,000 in compensation cost along with related deferred income tax benefits of $93,000. As of December 31, 2007, there was $1,706,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under

Brooke Capital Corporation

Notes to Combined Financial Statements

the Plan. That cost is expected to be recognized on a straight-line basis over the remaining terms of the three year vesting periods ending on August 15, 2010.

16.	Amortizable Intangible Assets

There are no intangible assets with indefinite useful lives at December 31, 2007 and 2006. The intangible assets with definite useful lives had values of $553,000 and $614,000 at December 31, 2007 and 2006, respectively. Amortization expense on intangible assets, including those sold during the year, was $61,000, $68,000, and ($14,000) for the years ended December 31, 2007, 2006 and 2005.

Amortization expense for amortizable intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $55,000, $50,000, $44,000, $39,000 and $36,000, respectively.

17.	Supplemental Cash Flow Disclosures

Supplemental disclosures:	2007	2006	2005
	(In thousands)

Cash paid for interest	$2,510	$1,640	$1,229

Cash paid for income tax	$1,410	$—	$—

Business inventory increased from December 31, 2006 to December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $12,926,000, $12,221,000 and $14,318,000, respectively, the write down to realizable value of inventory of $300,000, $975,000 and $0, respectively, and the change in inventory of $7,080,000, $2,725,000 and $4,036,000, respectively. Payments on seller notes were $12,541,000 and $16,211,000 in 2007 and 2006, respectively.

	2007	2006	2005
	(In thousands)

Purchase of business inventory	$(32,400)	$(25,254)	$(27,536)
Sale of business inventory	37,946	39,225	37,818

Net cash provided from sale of business inventory	5,546	13,971	10,282
Cash provided by sellers of business inventory	(12,926)	(12,221)	(14,318)
Write down to realizable value of inventory	300	975	—

(Increase) decrease in inventory on balance sheet	$(7,080)	$2,725	$(4,036)

18.	Statutory Requirements

The Company’s life insurance subsidiary, First Life America Corporation (“First Life”), prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Kansas Insurance Department (“KID”). Currently, “prescribed” statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and a variety of other NAIC publications. “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles (“Codification”). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to First Life’s statutory-basis financial statements.

Brooke Capital Corporation

Notes to Combined Financial Statements

Capital and surplus at December 31, 2007 and 2006 for the Company’s life insurance operations as reported in these financial statements prepared in accordance with generally accepted accounting principles (GAAP) as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows (in thousands):

	December 31,
	2007	2006

Capital and Surplus
GAAP	$7,480	$7,659
SAP	3,801	3,966

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

Statutory restrictions limit the amount of dividends, which may be paid by First Life to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, First Life must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.

The KID imposes on insurance enterprises minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. First Life has a ratio that is in excess of the minimum RBC requirements; accordingly, the Company’s management believes that First Life meets the RBC requirements.

19.	Reinsurance

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. First Life has entered into agreements with Optimum Re Insurance Company (“Optimum Re”) of Dallas, Texas, and Wilton Reassurance Company (“Wilton Re”) of Wilton, CT, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, First Life retains a maximum coverage exposure of $50,000 on any one insured. At December 31, 2007 and 2006, First Life ceded inforce amounts totaling $24,038,000 and $27,346,000 of ordinary business and $29,744,000 and $31,184,000 of accidental death benefit risk, respectively.

Pursuant to the terms of the agreement with Optimum Re, First Life generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. First Life records this unpaid premium as “reinsurance premiums payable” in the accompanying balance sheet and as “reinsurance premiums ceded” in the accompanying income statement. At December 31, 2007 and 2006, respectively, the unpaid reinsurance premiums net of amortization totaled $8,000 and $11,000. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, First Life remains primarily liable for the entire amount at risk.

Brooke Capital Corporation

Notes to Combined Financial Statements

First Life is party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. First Life’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2007 and 2006, First Life assumed inforce amounts totaling $27,368,000 and $22,377,000, respectively.

20.	Contingencies

During the second quarter of 2008, the Company is expected to issue 500,000 shares of its common stock to Brooke Corporation in connection with the completion of the Exchange Agreement, dated August 31, 2007, as amended, among Brooke Corporation, Delta Plus Holdings, Inc. and the Company wherein the Company will receive all of the outstanding stock of Delta Plus. An additional 125,000 shares of the Company’s common stock has been reserved for issuance to Brooke Corporation as additional exchange consideration pursuant to contingent earn-out payments tied to 2008 reported earnings of Delta Plus.

Prior to consummation of the exchange, Brooke Corporation owns 100% of Delta Plus and 81% of the Company. As a result of closing the exchange agreement, Brooke Corporation is expected to own approximately 82% of the Company’s common stock.

The following pro forma information is presented for the year ended December 31, 2007, assuming the exchange transaction involving Delta Plus took place on March 30, 2007, the date it was acquired by Brooke Corporation:

Year Ended
December 31,
2007
(In thousands)

Total operating revenues
As reported by Brooke Capital Corporation in these financial statements	$171,650
As reported by Delta Plus	9,164

On a combined basis	$180,814

Net income
As reported by Brooke Capital Corporation in these financial statements	$2,338
As reported by Delta Plus	327

On a combined basis	$2,665

Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.

21.	Other Regulatory Matters

First Life is currently licensed to transact life and annuity business in the states of Kansas, Texas, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

On May 3, 2007, First Life was released from its Memorandum of Understanding with the Ohio Department of Insurance. First Life’s license had been previously suspended as its statutory capital had fallen below the minimum required level in Ohio of $2,500,000. While the license had been reinstated during 2006,

Brooke Capital Corporation

Notes to Combined Financial Statements

the Company had been prohibited from writing new business in that state while under the Memorandum. At December 31, 2007, First Life’s statutory basis capital and surplus was $3,801,000, which is in excess of the aforementioned minimum requirement.

22.	New Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for the Company beginning in 2008. It is not expected that adoption of this Statement will have a material impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Statement 159 is effective for the Company’s financial statements covering periods after December 31, 2007. It is not expected that adoption of this Statement will have a material impact on the operating results or financial condition of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This Statement is effective for the Company beginning on January 1, 2009. It is not expected that adoption of this Statement will have a material impact on the operating results or financial condition of the Company.

23.	Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Brooke Capital Corporation

Notes to Combined Financial Statements

24.	Quarterly Operating Results (unaudited)

Operating results for the years ended 2007 and 2006 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2007
Total revenues	$48,685	$43,164	$39,732	$40,069
Total expenses	44,255	41,150	38,957	43,856
Income before income taxes	4,430	2,014	775	(3,787)
Net income per share:
Basic	0.34	0.17	0.07	(0.27)
Diluted	0.34	0.17	0.07	(0.27)
2006
Total revenues	$35,285	$38,328	$34,876	$35,243
Total expenses	31,699	36,248	36,450	34,334
Income before income taxes	3,586	2,080	(1,574)	909
Net income per share:
Basic	0.35	0.20	(0.15)	0.14
Diluted	0.35	0.20	(0.17)	0.13

The earnings per share is based on the weighted average number of shares outstanding at the end of each quarter. Basic and diluted earnings per share for all periods presented reflect the effects of the 1-for-3 reverse stock split effective in April 2007 and the issuance of 5,000,000 shares in connection with the merger of Brooke Franchise Corporation with and into the Company.

Quarterly financial information is affected by seasonal variations. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

25.	Subsequent Events

On March 11, 2008 Keith Bouchey, President and CEO of Brooke Corporation resigned and on March 12, 2008 the stock price of Brooke Credit Corporation fell below the stated value in the loan covenants on the $9,000,000 Citizens Bank and Trust. Citizens Bank and Trust has no intentions of accelerating the note maturity at this time. However, based on the covenants for default both of these require reclassifying the debt to current maturities of long-term debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 1, 2006, our independent registered public accountant, BKD, LLP, (“BKD”) notified us that it was resigning as our independent registered public accounting firm. BKD stated that its resignation was not a result of any disagreements with either the management or audit committee of the company. BKD’s accountant’s reports for our financial statements for the two most recent fiscal years, or any later interim period, did not contain adverse opinions or disclaimers of opinion, nor were any reports modified as to uncertainty, audit scope or accounting principles. BKD’s resignation was of its own volition and a change of accountants was not recommended or approved by the board of directors or an audit or similar committee of the board of directors.

At no time in fiscal years 2004, 2005, or any subsequent interim period preceding November 1, 2006 did we have any disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BKD’s satisfaction, would have caused BKD to make reference to the subject matter of the disagreement in connection with its accountant’s report.

During the two fiscal years prior to the change and through November 1, 2006, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

We requested that BKD furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated November 14, 2006, was filed as Exhibit 16.1 to our Form 8-K/A filed November 15, 2006.

On November 6, 2006, we engaged Summers, Spencer & Callison, CPAs, Chartered (“SSC”), of Topeka, Kansas, to be our new independent certified public accounting firm. SSC was selected by us due to, among other factors, its proximity to First Life’s location in Topeka, Kansas and the familiarity of SSC with the industry within which we operate. During the two most recent fiscal years and through November 6, 2006, we did not consult with SSC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the company’s financial statements and either written or oral advice was provided that SSC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting management on a timely basis of material information required to be disclosed in our reports at the reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with procedures defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being make only in accordance with the authorizations of our management and directors;

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the year ended December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that as of December 31, 2007, internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All executive officers are elected by and serve at the discretion of our Board of Directors. Certain of the executive officers have employment agreements with the company. Except for Kyle Garst and Dane Devlin who were specifically designated in the Merger Agreement to be appointed directors of the company, there are no arrangements or understandings between the executive officers and any other person pursuant to which he or she was or is to be selected as an officer, except with respect to the executive officers who have entered into employment agreements, which agreements designate the position or positions to be held by the executive officer. Except in the case of Robert Orr and Leland Orr, none of the executive officers are related to one another or to any of the members of the Board of Directors.

Robert D. Orr, age 54, was named our Chairman of the Board, President, Chief Executive Officer and Director on January 31, 2007. On November 15, 2007, he resigned from his positions as President and Chief Executive Officer. Mr. Orr is the founder of Brooke Corporation and has been a Brooke Corporation director and its Chief Executive Officer since its inception in 1986. Mr. Orr was Brooke Corporation’s President from 1986 until 1991. Mr. Orr has been a director of Brooke Brokerage Corporation, a wholly owned subsidiary of Brooke Corporation, since December 2005, has been its Chairman of the Board and Chief Executive Officer since March 2006, and was its President from December 2005 until March 2006. Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas, Chairman of the Board of Brooke State Bank, Jewell, Kansas, President of First National Bank, Smith Center, Kansas, and a self-employed insurance agent for American Family Insurance Company. Mr. Orr is an honors graduate from Fort Hays State University in Hays, Kansas, with a Bachelor of Arts Degree in Political Science. He also completed the Graduate School of Banking program at the University of Colorado. Mr. Orr is the author of a book published in 2000 about the sale of insurance and financial services in the Internet age entitled Death of an Insurance Salesman?. Robert Orr and Leland Orr are brothers.

Kyle L. Garst, age 38, was appointed our President and Chief Executive Officer on November 15, 2007. Mr. Garst served as Chairman and Chief Executive Officer of Brooke Franchise from June 2007 until the merger. Previously, Mr. Garst was the Senior Vice President and a director of Brooke Franchise, serving in such capacity since September 2004, with responsibility for managing Brooke Franchise’s franchise sales activities. Mr. Garst joined Brooke Franchise as a sales representative in 1994. From 1997 to 1999, he was a sales representative and profit center leader for Koch Industries in Phoenix, Arizona. In March 1999, Mr. Garst returned as Brooke Franchise’s State Manager for Oklahoma and, in August 2000, he was named its Vice President and Regional Sales Manager for Texas, Oklahoma and Louisiana. In December 2001, Mr. Garst became Brooke Franchise’s Vice President and Investment Sales Manager, as well as its Investor Relations Manager, and served in those capacities until September 2004 when he assumed the position as Chief Executive Officer of Brooke Franchise.

Leland G. Orr, age 45, was appointed our Chief Financial Officer on November 15, 2007. Mr. Leland Orr currently serves as Director, Chief Financial Officer, Treasurer and Assistant Secretary of Brooke Corporation and has served as a director and officer of Brooke Corporation since its inception in 1986. Mr. Orr has been Brooke Corporation’s Chief Financial Officer since 1995, Treasurer since 1986, and Assistant Secretary since 2001. He served as Brooke Corporation’s President from 2003 until January 2005 and as Secretary from 1986 until 2001. In addition to his other responsibilities, Mr. Orr manages our processing center in Phillipsburg, Kansas. Prior to assuming the role of Chief Financial Officer for Brooke Corporation, Mr. Orr served as President of Brooke State Bank, Jewell, Kansas, and as an accountant with Kennedy McKee and Company, LLP (formerly Fox & Company) in Dodge City, Kansas. He is a Certified Public Accountant and a member of each of the American Institute of Certified Public Accountants and the Kansas Society of Certified Public Accountants. Mr. Orr received a Bachelor of Science Degree in Accounting from Fort Hays State University in Hays, Kansas.

Michael Hess, age 52, has served as a Director and Vice President of the Company since January 31, 2007. On June 7, 2007, he was appointed Vice Chairman of the Board of Directors. Mr. Hess has also served as President of BCA since January 31, 2007. Mr. Hess was an original investor in Brooke Corporation and served on its Board of Directors from 1990 until January 2005, as its President from 1996 until 2003, and as its Vice President from 1988 until 1996. From its acquisition by Brooke Corporation in 2002 until January 2007, Mr. Hess was president and a director of CJD & Associates, L.L.C., a wholesale insurance broker that later also began providing loan brokerage and consulting services to managing general agencies and funeral homes. He was a director and President of Brooke Brokerage Corporation, a wholly owned subsidiary of Brooke Corporation and the parent corporation of CJD from December 2004 until December 2005 and has been its Vice President since December 2005. Mr. Hess has been a director of Brooke Savings Bank, a federal savings bank, since January 8, 2007. Prior to joining the Brooke organization, Mr. Hess was employed by Western Resources, Inc. (now Westar Energy, Inc.), a utility company in Topeka, Kansas. Mr. Hess also previously served as director of Patrons Insurance Company and Great Plains Mutual Insurance Companies.

Dane S. Devlin, age 44, was appointed our Executive Vice President and Chief Operating Officer on November 15, 2007. Mr. Devlin served as President and Chief Operating Officer of Brooke Franchise from June 2007 until the merger. Mr. Devlin joined Brooke Franchise in December 1999 as the Missouri State Manager. In August 2000, Mr. Devlin had assumed the position of Kansas City Regional Manager and was promoted to National Operations Manager by October 2001. Mr. Devlin was further promoted to Brooke Franchise’s National Vice President in January 2003 and has served as Senior Vice President since his appointment in September 2005. Prior to the merger, he was a member of the Board of Directors of Brooke Franchise. Prior to joining Brooke Franchise, Mr. Devlin acted as a Marketing Representative with Alliance Insurance Companies from 1998 to November 1999. In addition to his position with Alliance and his first positions with Brooke Franchise, Mr. Devlin also served as an insurance franchise owner from 1996 to 2001.

James Zuhlke, age 61, was appointed as our Executive Vice President of Insurance Company Operations on January 24, 2008. Prior to joining the Company, Mr. Zuhlke served as President and Chief Executive Officer of Kingsway America, Inc., and was a Director of its parent, Kingsway Financial Services, Inc., a NYSE-listed company until January of 2004. During his tenure at Kingsway America, Mr. Zuhlke assisted in the acquisition of six insurance businesses and managed the integration and assimilation of their operations by strengthening planning, budgeting, financial reporting, underwriting, and claims handling disciplines. Mr. Zuhlke also founded Washington International Insurance Company in 1976 and co-founded Intercargo Corporation in 1980, which became a Nasdaq-listed company in 1988 and was ultimately sold to XL Capital Ltd. in 1998. Mr. Zuhlke holds Bachelor’s and Juris Doctor Degrees from the University of Wisconsin and is a member of the Wisconsin, Illinois and American Bar Associations.

The information called for by this item with respect to our directors, a code of ethics and compliance with Section 16(a) of the Exchange Act is included under the captions “Directors and Nominees for Director,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive information statement filed pursuant to Regulation 14C not later than 120 days after December 31, 2007, and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to directors, officers (including, among others, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and employees. We have posted our Code of Ethics on our Internet website at www.brookeagent.com. We will also post on this Internet website any amendments to, or waivers from, a provision of its Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is contained in our definitive information statement filed pursuant to Regulation 14C not later than 120 days after December 31, 2007, in the sections entitled “Corporate Governance and Board Matters,” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is contained in our definitive information statement filed pursuant to Regulation 14C not later than 120 days after December 31, 2007, in the section entitled “Security Ownership Of Certain Beneficial Owners” and “Security Ownership of Management,” and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in this report on Form 10-K in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this item is contained in our definitive information statement filed pursuant to Regulation 14C not later than 120 days after December 31, 2007, in the sections entitled “Directors and Nominees for Director,” “Corporate Governance and Board Matters,” and “Certain Relationships and Related Party Transactions,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is contained in our definitive information statement filed pursuant to Regulation 14C not later than 120 days after December 31, 2007, in the section entitled “Ratification of Appointment of Independent Auditor,” under the subsection entitled “Fees of Independent Auditor,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as a part of this report:

1. The following financial statements appearing in Item 8, Financial Statements and Supplementary Data: Combined Balance Sheets, Combined Statements of Operations, Combined Statements of Changes in Stockholders’ Equity, and Combined Statements of Cash Flows.

2. All financial statement schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or the notes thereto.

3. The following is a complete list of exhibits filed as part of this Form 10-K. The registrant has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-22 of the Exchange Act.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between Brooke Corporation, the Registrant and Brooke Franchise Corporation, dated August 31, 2007, incorporated herein by reference to Annex A of the Registrant’s Definitive Information Statement on Schedule 14C filed on October 16, 2007 (the “Definitive Information Statement”).
2.2	Agreement and Plan of Merger by and between Brooke Corporation, the Registrant and Brooke Franchise Corporation, as amended September 24, 2007, incorporated herein by reference to Annex A of the Definitive Information Statement.
2.3	Exchange Agreement by and between Brooke Corporation, the Registrant and Delta Plus Holdings, Inc., dated August 31, 2007, incorporated herein by reference to Annex B of the Definitive Information Statement.
2.4	Exchange Agreement by and between Brooke Corporation, the Registrant, and Delta Plus Holdings, Inc., as amended September 24, 2007.
3.1	Articles of Incorporation of First American Capital Corporation (Incorporated by reference from Exhibit 2.1 to the Registrant’s amended Form 10-SB filed August 13, 1999)
3.2	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted January 31, 2007 (Incorporated by reference from Exhibit 3.1 to the Registrant’s S-K filed on February 2, 2007)
3.3	Certificate of Amendment of Articles of Incorporation of First American Capital Corporation adopted June 7, 2007, incorporated by reference to Exhibit 3.3 of the Registrant’s Form 10-QSB filed on July 27, 2007.
3.4	Copy of the Articles of Incorporation of First American Capital Corporation, as amended by the Certificate of Amendment adopted January 31, 2007 and the Certificate of Amendment adopted June 7, 2007, incorporated by reference to Exhibit 3.4 of the Registrant’s Form 10-QSB filed on July 27, 2007.
3.5	Amended and Restated Bylaws of First American Capital Corporation adopted April 7, 2005 (Incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed April 11, 2005).
3.6	Amendment to Amended and Restated Bylaws dated April 7, 2005 (Adopted June 7, 2007) (Incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K filed June 12, 2007).
3.7	Copy of Amended and Restated Bylaws of First American Capital Corporation, as amended by the Board of Directors on June 7, 2007, incorporated by reference to Exhibit 3.7 to the Registrant’s Form 10-QSB filed on July 27, 2007.

Exhibit No.	Description

4.0	Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions Thereof of 6% Non-Cumulative, Convertible, Callable Preferred Stock (Incorporated by reference from Exhibit 3 to the Registrant’s amended Form 10-SB filed August 13, 1999)
10.1	Service Agreement amended and restated effective January 1, 2002 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.3 to the Registrant’s Form 10-KSB filed March 31, 2003)
10.2	Automatic Umbrella and Bulk ADB Reinsurance Agreements effective September 1, 1998 between First Life America Corporation and Business Men’s Assurance Company of America (Incorporated by reference from Exhibit 6.8 to the Registrant’s Form 10-SB filed August 13, 1999)
10.3	Intercompany Tax Sharing Agreement dated December 31, 2003 between First American Capital Corporation and First Life America Corporation (Incorporated by reference from Exhibit 10.6 to the Registrant’s Form 10-KSB filed March 29, 2004)
10.4	Automatic Reinsurance Agreement between First Life America Corporation and Wilton Reassurance Company effective January 1, 2005 (Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-KSB filed March 31, 2006)
10.5	Stock Purchase and Sale Agreement between First American Capital Corporation and Brooke Corporation dated October 6, 2006 (Incorporated by reference from Exhibit 7a to the Registrant’s Schedule 13 D/A filed December 19, 2006)
10.6	Brokerage Agreement between First Life Brokerage, Inc. and CJD & Associates, L.L.C. dated December 8, 2006 (Incorporated by reference from Exhibit 10.7 to the Registrant’s Form 10-KSB filed on March 1, 2007.)
10.7	Servicing Agreement between First American Capital Corporation and Brooke Corporation dated December 8, 2006 (Incorporated by reference from Exhibit 10.8 to the Registrant’s Form 10-KSB filed on March 1, 2007.)
10.8	Employment Agreement dated December 8, 2006 between First American Capital Corporation and Michael S. Hess (Incorporated by reference from Exhibit 10.10 to the Registrant’s Form 10-KSB filed on March 1, 2007.)
10.9	Warrant for 50,000 shares of First American Capital Corporation common stock for $1.72 per share issued on October 5, 2006 to John F. Van Engelen. (Incorporated by reference from Exhibit 10.11 to the Registrant’s Form 10-KSB filed on March 1, 2007.)
10.10	Warrant for 100,000 shares of First American Capital Corporation common stock for $1.72 per share issued on October 5, 2006 to Thomas M. Fogt. (Incorporated by reference from Exhibit 10.12 to the Registrant’s Form 10-KSB filed on March 1, 2007.)
10.11	Warrant for 1,643,460 shares of First American Capital Corporation common stock for an aggregate exercise price of $447,818.00 issued December 8, 2006 to Brooke Corporation. (Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-KSB filed on March 1, 2007.)
10.12	Commercial Lease Agreement between First Life America Corporation and First American Capital Corporation dated May 1, 2006 (Incorporated by reference from Exhibit 10.14 to the Registrant’s Form 10-KSB filed on March 1, 2007.)
10.13	Brooke Capital Corporation 2007 Equity Incentive Plan, as amended by Stockholder vote on November 5, 2007.(*)
10.14	Servicing Agreement between Brooke Corporation and Brooke Capital Advisors, Inc. dated March 21, 2007 (Incorporated by reference from the Registrant’s Form 10-QSB filed as Exhibit 10.1 on April 25, 2007.
10.15	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to Brooke Corporation’s current report on Form 8-K filed on March 30, 2005.
10.16	Tax Sharing Agreement dated as of November 15, 2007 by and between the Registrant and Brooke Corporation. (Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007)

Exhibit No.	Description

10.17	Trademark Licensing Agreement dated as of November 15, 2007 by and between the Registrant and Brooke Corporation. (Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007)
10.18	Amended and Restated Servicing and Tax Allocation Agreement dated as of November 15, 2007 by and between the Registrant and Brooke Corporation. (Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007)
10.19	Promissory Note payable to Citizens Bank & Trust dated December 31, 2007. (Incorporated by reference from the Registrant’s Form 8-K filed as Exhibit 10.1 on January 4, 2008)
10.20	Pledge Agreement between Brooke Corporation and Citizens Bank & Trust dated December 31, 2007. (Incorporated by reference from the Registrant’s Form 8-K filed as Exhibit 10.2 on January 4, 2008)
10.21	Termination Agreement between Registrant and Brooke Brokerage Corporation dated December 12, 2007(*)
10.22	Restricted Shares Agreement with Michael Hess dated August 15, 2007.(*)
10.23	Restricted Shares Agreement with Paul E. Burke, Jr. dated August 15, 2007.(*)
10.24	Restricted Shares Agreement with Keith E. Bouchey dated August 15, 2007.(*)
10.25	Restricted Shares Agreement with Richard E. Gill dated August 15, 2007.(*)
10.26	Restricted Shares Agreement with William R. Morton, Jr. dated August 15, 2007.(*)
10.27	Amendment to Restricted Shares Agreement with William R. Morton, Jr. dated August 15, 2007.(*)
10.28	Commercial Loan Agreement dated December 31, 2007 between Brooke Capital Corporation and Brooke Capital Advisors, Inc.(*)
10.29	Stock Pledge and Security Agreement dated December 31, 2007 granted by Brooke Capital Corporation for the benefit of Brooke Capital Advisors, Inc.(*)
16.1	Letter on Change in Certifying Accountant (Incorporated by reference from Exhibit 16.1 to the Registrant’s Form 8-KA filed November 15, 2006)
21.01	Subsidiaries of Brooke Capital Corporation(*)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.(*)
32.2	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.(*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CAPITAL CORPORATION

/s/  KYLE L. GARST
Kyle L. Garst
President and Chief Executive Officer

Date: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Orr Robert D. Orr	Chairman of the Board and Director	March 13, 2008

/s/ Kyle L. Garst Kyle L. Garst	President, Chief Executive Officer and Director	March 13, 2008

/s/ Leland G. Orr Leland G. Orr	Chief Financial Officer	March 13, 2008

/s/ Michael Hess Michael Hess	Director and Vice Chairman of the Board	March 13, 2008

/s/ Paul E. Burke, Jr. Paul E. Burke, Jr.	Director	March 13, 2008

/s/ Richard E. Gill Richard E. Gill	Director	March 13, 2008

/s/ Dane S. Devlin Dane S. Devlin	Director	March 13, 2008

INDEX TO EXHIBITS

The following exhibits are attached hereto. See Part IV — Item 15 of this Annual Report on Form 10-K for a complete list of exhibits. *

Exhibit No.	Description

10.13	Brooke Capital Corporation 2007 Equity Incentive Plan as amended by Stockholder vote on November 5, 2007.
10.21	Termination Agreement between Registrant and Brooke Brokerage Corporation dated December 12, 2007.
10.22	Restricted Shares Agreement with Michael Hess dated August 15, 2007.
10.23	Restricted Shares Agreement with Paul E. Burke, Jr. dated August 15, 2007.
10.24	Restricted Shares Agreement with Keith E. Bouchey dated August 15, 2007.
10.25	Restricted Shares Agreement with Richard E. Gill dated August 15, 2007.
10.26	Restricted Shares Agreement with William R. Morton, Jr. dated August 15, 2007.
10.27	Amendment to Restricted Shares Agreement with William R. Morton, Jr. dated August 15, 2007.
10.28	Commercial Loan Agreement dated December 31, 2007 between Brooke Capital Corporation and Brooke Capital Advisors, Inc.
10.29	Stock Pledge and Security Agreement dated December 31, 2007 granted by Brooke Capital Corporation for the benefit of Brooke Capital Advisors, Inc.
21.01	Subsidiaries of Brooke Capital Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.
32.2	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350.

*	The exhibits shown in Part IV — Item 15 of this Annual Report on Form 10-K as incorporated by reference are not attached hereto but are on file with the Securities and Exchange Commission.