Form 10-Q
period 2008-03-31
BROOKE CAPITAL CORP
filed 2008-05-12
CIK 1082084

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 0-25679
BROOKE CAPITAL CORPORATION
(Exact Name of small business issuer in its charter)

Kansas	48-1187574

(State of incorporation)	(I.R.S. Employer Identification Number)

8500 College Blvd. , Overland Park, Kansas 66210
(Address of principal executive offices)
Issuer’s telephone number (913) 661-0123
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, $.01 Par Value – 8,465,817 shares as of May 1, 2008

BROOKE CAPITAL CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Brooke Capital Corporation
Combined Balance Sheets
(in thousands, except share amounts)
ASSETS

	(unaudited)
	March 31, 2008	December 31, 2007
Current Assets
Cash	$4,401	$2,633
Restricted cash	257	171
Investment securities available-for-sale	18,852	18,867
Accounts and notes receivable, net	35,614	30,567
Receivables from Parent and affiliates	22,567	18,441
Other receivables	3,877	2,443
Income taxes receivable	2,290	1,094
Other current assets	4,759	3,979
Advertising supply inventory	679	929

Total Current Assets	93,296	79,124

Investment in Businesses	5,655	9,413

Property and Equipment
Cost	21,560	20,951
Less: Accumulated depreciation	(5,649)	(5,242)

Net Property and Equipment	15,911	15,709

Other Assets
Deferred charges, net	5,452	5,406
Amortizable intangible assets, net	539	553

Net Other Assets	5,991	5,959

Total Assets	$120,853	$110,205

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Combined Balance Sheets
(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	(unaudited)
	March 31, 2008	December 31, 2007
Current Liabilities
Future annuity benefits	$19,104	$18,735
Future policy benefits	7,531	7,261

Total Policy and Contract Liabilities	26,635	25,996
Accounts payable	11,824	7,353
Premiums payable to insurance companies	5,063	5,322
Producer payable	5,249	4,500
Interest payable	1,864	1,314
Income tax payable	404	—
Other current liabilities	8,424	2,144
Short-term debt	8,237	5,056
Current maturities of long-term debt	26,221	27,066

Total Current Liabilities	93,921	78,751
Non-Current Liabilities
Deferred income tax payable	186	338
Long-term debt less current maturities	17,087	18,369

Total Liabilities	111,194	97,458

Stockholder’s Equity
Common stock, $.01 par value, 25,000,000 shares authorized, 8,465,817 and 8,475,817 shares issued and outstanding	85	85
Additional paid-in capital	14,533	14,372
Accumulated deficit	(4,120)	(1,232)
Accumulated other comprehensive loss	(839)	(478)

Total Stockholders’ Equity	9,659	12,747

Total Liabilities and Stockholders’ Equity	$120,853	$110,205

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Combined Statements of Operations
UNAUDITED
(in thousands, except per share data)

	For three-month periods ended
		(restated)
	March 31, 2008	March 31, 2007
Operating Revenues
Insurance commissions	$33,596	$32,008
Collateral preservation	5,714	891
Consulting fees	250	314
Gain (loss) on sale of business	(846)	681
Initial franchise fees for basic services	1,320	12,870
Initial franchise fees for buyer assistance plans	—	385
Interest income	410	400
Insurance premiums earned	1,101	1,073
Other income	251	63

Total Operating Revenues	41,796	48,685

Operating Expenses
Commissions expense	24,965	23,095
Payroll expense	6,209	5,910
Depreciation and amortization	660	179
Other operating expenses	13,638	14,517

Total Operating Expenses	45,472	43,701

Income (Loss) From Operations	(3,676)	4,984

Other Expenses
Interest expense	990	553

Total Other Expenses	990	553

Income (Loss) Before Income Taxes	(4,666)	4,431
Income tax expense (benefit)	(1,778)	1,715

Net Income (Loss)	$(2,888)	$2,716

Net Income (Loss) Per Share:
Basic and diluted	$(0.34)	$0.34
See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Combined Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

				Retained	Accumulated
			Additional	Earnings	Other
	Common	Common	Paid-In	(Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit)	Loss	Total
Balances, December 31, 2006 (Restated)	2,666,666	$27	$20,459	$9,919	$(167)	$30,238
Exercise of warrant, net of related costs	547,820	5	388	—	—	393
Purchase and retirement of common stock	(128,669)	(1)	(737)	—	—	(738)
Restricted stock awards	390,000	4	(4)	—	—	—
Equity compensation costs	—	—	244	—	—	244
Issuance of stock in connection with merger	5,000,000	50	(50)	—	—	—
Dividend to Parent prior to consummation of merger	—	—	(5,928)	(13,489)	—	(19,417)
Comprehensive income:
Net income	—	—	—	2,338	—	2,338
Changes in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	(311)	(311)

Total comprehensive income						2,027

Balances, December 31, 2007	8,475,817	85	14,372	(1,232)	(478)	12,747
Equity compensation costs	—	—	161	—	—	161
Restricted stock forfeited	(10,000)	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(2,888)	—	(2,888)
Changes in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	(361)	(361)

Total comprehensive loss						(3,249)

March 31, 2008 (unaudited)	8,465,817	$85	$14,533	$(4,120)	$(839)	$9,659

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

Brooke Capital Corporation
Combined Statements of Cash Flows
UNAUDITED
(in thousands)

	For three-month periods ended
		(restated)
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net (loss) income	$(2,888)	$2,716
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	660	179
Loss (gain) on sale of businesses	846	(681)
Acquisition costs capitalized	(214)	(251)
Provision for restricted stock awards	161	—
Provision for deferred income taxes	(61)	—
Amortization of premium and accretion of discount on available-for-sale securities	12	10
Interest credited on annuities and premium deposits	221	173
(Increase) decrease in assets:
Accounts and notes receivable	(5,047)	1,574
Other receivables	(1,520)	(6,402)
Other current assets	(1,891)	(384)
Business inventory	2,807	(2,951)
Purchase of business inventory provided by sellers	105	6,121
Payments on seller notes for business inventory	(1,412)	(1,519)
Increase (decrease) in liabilities:
Policy and contract liabilities	268	329
Accounts and expenses payable	4,471	3,259
Other liabilities	7,724	2,404

Net cash provided by operating activities	4,242	4,577

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,255)	(2,651)
Principal reductions on available-for-sale securities	808	12
Cash payments for property and equipment	(680)	(2)
Purchase of lottery cash flows	—	(506)
Proceeds from lottery cash flows	164	164

Net cash used in investing activities	(963)	(2,983)

Cash flows from financing activities:
Deposits on annuity contracts	806	1,801
Surrenders on annuity contracts	(657)	(253)
Exercise of warrant, net of related costs	—	393
Advances to Parent and Affiliates	(4,126)	(6,805)
Increases in short-term borrowings	3,181	—
Payments on debt	(715)	(149)

Net cash used in financing activities	(1,511)	(5,013)

Net increase (decrease) in cash and cash equivalents	1,768	(3,419)
Cash and cash equivalents, beginning of period	2,633	14,344

Cash and cash equivalents, end of period	$4,401	$10,925

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Notes to Combined Financial Statements
UNAUDITED
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
Brooke Funeral Services Company, LLC, a Delaware corporation, was created to offer funeral services and life insurance through the Company’s network of funeral franchisees. Brooke Funeral Services Company, LLC has acquired ownership of franchise agreements from Brooke Corporation and/or the Company as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation (d/b/a Aleritas Capital Corporation beginning in January 2008), a majority-owned subsidiary of Brooke Corporation, as required by the securitization process. Brooke Funeral Services Company, LLC has contracted with Brooke Corporation and/or the Company for performance of any obligations to agents associated with all such franchise agreements.
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
The Company has business transactions with another affiliate, Brooke Credit Corporation (d/b/a Aleritas Capital Corporation, “Aleritas”), a Kansas Corporation operating as a specialty finance company lending primarily to locally-owned businesses that sell insurance. Aleritas is a majority-owned subsidiary of Brooke Corporation and its stock is traded over the counter (OTCBB: BRCR).
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
This merger represented a transaction between entities under common control. Accordingly, the Company has recorded the assets and liabilities of Brooke Franchise at their carrying amounts at the date of transfer as if the transaction had taken place as of the beginning of the fiscal year 2007. In addition, the Company’s results of operations and other changes in financial position for 2007 have been reported as if the merger had occurred at the beginning of the period.
Prior year’s financial statements and related disclosures have been restated to furnish comparative information for the period during which the Company and Brooke Franchise have been under common control.
The accompanying financial statements include the consolidated financial statements of the Company and its subsidiaries combined with the financial statements of certain affiliates as noted above. All significant intracompany accounts and transactions have been eliminated in both the consolidated and the combined financial statements.

The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which for First Life America Corporation, differ from statutory accounting practices prescribed or permitted by the Kansas Insurance Department (“KID”).
A complete summary of significant accounting policies is included in Note 1 to the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
(d) Cash Equivalents
For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents. The carrying value of cash and cash equivalents approximates their estimated fair values.
(e) Allowance for Doubtful Accounts
The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $1,200,000 and $1,114,000 at March 31, 2008 and December 31, 2007, respectively, have been established. The Company regularly assists its franchisees with cash flow by providing commission advances because of cyclical fluctuations in commission receipts, but expects repayment of all such advances within the 30-day franchise statement cycle and is placed on a watch list if not paid within four months. At March 31, 2008, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status.
The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended March 31, 2008 and December 31, 2007. Additions to the allowance for doubtful accounts are charged to expense. Charges to expense during 2007 were reduced as a result of Brooke Corporation’s guaranty of certain receivables of Brooke Franchise totaling $2,485,000 in connection with the November 15, 2007 merger transaction:
Valuation and Qualifying Accounts
(in thousands)

	Balance at			Balance at
	Beginning of	Charges to		End of
	Period	Expenses	Write Offs	Period
Allowance for Doubtful Accounts
Year ended December 31, 2007	$1,466	$4,276	$4,628	$1,114
Period ended March 31, 2008	$1,114	$350	$264	$1,200
The Company does not accrue interest on loans that are 90 days or more delinquent and payments received on all such loans are applied to principal. Loans and accounts receivable are written off when management determines that collection is unlikely. This determination is made based on management’s experience and evaluation of the debtor’s circumstances.

(f) Revenue Recognition
Commissions. The Company has estimated and accrued a liability for commission refunds of $429,000 and $481,000 at March 31, 2008 and December 31, 2007, respectively.
Interest income, net. The Company recognizes interest income when earned.
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
(h) Amortizable Intangible Assets
Amortization was $14,000 and $15,000 for the three month periods ended March 31, 2008 and 2007, respectively.
(i) Income Taxes
The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under accounting principles generally accepted in the United States of America and balances determined for tax reporting purposes.
(j) Investment in Businesses
The number of businesses purchased to hold in inventory for sale for the three-month periods ended March 31, 2008 and 2007 was 2 and 7, respectively. Correspondingly, the number of businesses sold from inventory for the three-month periods ended March 31, 2008 and 2007 was 3 and 3, respectively. At March 31, 2008 and December 31, 2007, the “Investment in Businesses” inventory consisted of 5 businesses and 6 businesses, respectively, with fair market values totaling $5,655,000 and $9,413,000, respectively.
(k) Deferred Policy Acquisition Costs
Deferred policy acquisition costs at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008	December 31, 2007
Deferred policy acquisition costs	$10,794	$10,579
Accumulated amortization	(5,342)	(5,173)

Net	$5,452	$5,406

Deferred policy acquisition costs amortization of $168,000 and $164,000 was recorded during the three-month periods ended March 31, 2008 and 2007.

(l) Net Earnings Per Share Data
Basic net income per common share is calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. Diluted net income is calculated by including the weighted average effect of dilutive warrants outstanding during the periods. The weighted average number of shares issuable upon the exercise of outstanding warrants assumes that the applicable proceeds from such exercises are used to acquire treasury shares at the average price of common stock during the periods. Basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007 were determined as follows (adjusted for the 1-for-3 reverse stock split effective in April 2007 and the issuance of 5,000,000 shares in connection with the merger of Brooke Franchise with and into the Company):

	Three-Month Periods Ended
	March 31,
(in thousands, except per share data)	2008	2007
Numerator:
Net income (loss) — numerator for basic earnings per share	$(2,888)	$2,716
Effect of dilutive securities	—	—

Numerator for diluted earnings per share	$(2,888)	$2,716

Denominator:
Average common shares outstanding (after the effect of 1-for-3 reverse stock split and issuance of 5,000,000 shares to effect merger) used for basic and diluted earnings per share	8,473,619	8,031,880

Earnings (loss) per share:
Basic and diluted	$(0.34)	$0.34

(m) Other Current Assets
The Company has purchased certain lottery prize cash flows, representing the assignments of the future payment rights from lottery winners at a discounted price. Payments on these cash flows will be made by state run lotteries and as such are backed by the general credit of the respective states. At March 31, 2008 and December 31, 2007, the carrying value of these other assets was approximately $3,429,000 and $3,527,000, respectively. Also included in other current assets are certain deposits and prepaid and other current amounts. The carrying values of these other assets approximates their fair values.
(n) Advertising
Total advertising and marketing expenses for the three-month periods ended March 31, 2008 and 2007 were $3,707,000 and $4,076,000, respectively.
(o) Restricted Cash
The Company holds insurance commissions for the special purpose entities Brooke Acceptance Company, LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC, and Brooke Securitization Company 2006-1, LLC wholly-owned subsidiaries of Brooke Credit Corporation, for the purpose of making future loan payments and the use of these funds is restricted. The amount of commissions held at March 31, 2008 and December 31, 2007 was $257,000 and $171,000, respectively.

(p) Stock-Based Compensation
The Company has granted restricted stock awards to certain officers and directors pursuant to The Brooke Capital Corporation 2007 Equity Incentive Plan. Compensation costs were determined based upon the fair value of the awards on their respective grant dates and are being recorded as expense over the related vesting periods.
(q) Investments
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
(r) Policy and Contract Liabilities
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
Traditional life insurance policy benefit liabilities (future policy benefits) are computed on a net level premium method using assumptions with respect to current yield, mortality, withdrawal rates and other assumptions deemed appropriate by the Company.
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
2. Transactions with Parent Company
The Company is a majority-owned subsidiary of Brooke Corporation. The Company relies on Brooke Corporation to provide facilities, administrative support, cash management, and accounting services. The Company pays a monthly administrative fee for these shared services. For the three-month periods ended March 31, 2008 and 2007, the total amount paid to the Parent Company was $450,000 and $1,200,000, respectively.
The majority of cash required for operations is kept in a common corporate checking account and amounts due to or amounts due from the Parent Company are netted, and recorded on the balance sheet as a Parent Company receivable or Parent Company payable, accordingly. The Parent Company receivable at March 31, 2008 and December 31, 2007 resulted primarily from the additional cash generated from the Company’s purchase and sale of business activity. At March 31, 2008 and December 31, 2007, the Company reported receivables from its Parent Company and other related parties of $22,567,000 and $18,441,000, respectively, as a result of this and other transactions with affiliates. Included in the current balance is $4,700,000 related to the Delta Plus Holdings transaction of retail business, along with $1,691,000 for the guarantee of accounts receivable. Transactions between affiliates in the normal course of operations were $3,480,000 with the remaining in common accounts.
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

At March 31, 2008 and December 31, 2007, the Company reported income taxes receivable to Parent of $2,290,000 and $1,094,000, respectively.
In accordance with the shared services agreement with Brooke Corporation, property and equipment for the Company were to be provided by Brooke Corporation. On June 30, 2007, Brooke Franchise purchased property and equipment from Brooke Corporation related to franchise operations. The Company, as successor in interest, has continued to make such purchases since that date. Accordingly, the fees paid by the Company to Brooke Corporation in connection with the shared services agreement were reduced during 2007.
Brooke Corporation has guaranteed loans on behalf of the Company.
3. Investments
The amortized cost and fair value of investments at March 31, 2008 and December 31, 2007 are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2008
U.S. Government Agency	$1,325	$30	$—	$1,355
Corporate bonds	18,337	179	1,215	17,301

Total	19,662	209	1,215	18,656
Equity securities	239	9	52	196

	$19,901	$218	$1,267	$18,852

December 31, 2007
U.S. Government Agency	$2,132	$21	$—	$2,153
Corporate bonds	17,094	129	700	16,523

Total	19,226	150	700	18,676
Equity securities	239	7	55	191

	$19,465	$157	$755	$18,867

The amortized cost and fair value of fixed maturities at March 31, 2008, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations:

	Amortized Cost	Fair Value
Due in one year or less	$896	$883
Due after one year through five years	4,615	4,450
Due after five years through ten years	7,899	7,438
Due after ten years	5,892	5,458
Mortgage-Backed securities	360	427

	$19,662	$18,656

The fair values for investments in fixed maturities are based on quoted market prices.
Included in investments are securities, which have been pledged to various state insurance departments. The fair values of these securities were $1,986,000 and $2,279,000 at March 31, 2008 and December 31, 2007, respectively.
During the three-month periods ended March 31, 2008 and 2007, the Company had no gross realized investment gains or losses.
The components of the Company’s other comprehensive loss and related tax effects during the three-month periods ended March 31, 2008 and 2007 are as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2008	2007
Unrealized holding losses on available-for-sale securities:
Unrealized holding gains (losses) during the period	$(451)	$20
Less: Reclassification adjustment for gains included in net income	—	—
Tax benefit	90	(4)

Other comprehensive income (loss)	$(361)	$16

4. Accounts and Notes Receivable, net
At March 31, 2008 and December 31, 2007, accounts and notes receivable consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Business loans	$12,324	$6,763
Less: Business loans sold	(7,995)	(1,662)
Plus: loan participation classified as secured borrowing	7,995	1,662

Total notes receivable, net	12,324	6,763
Interest earned not collected on notes	411	322
Customer receivables	24,079	24,596
Allowance for doubtful accounts	(1,200)	(1,114)

Total accounts and notes receivable, net	$35,614	$30,567

Loan participations represent the transfer of notes receivable, by sale, to “participating” lenders. These transfers are accounted for by the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Of the notes receivable sold at March 31, 2008 and December 31, 2007, none were accounted for as sales because the transfers did not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

5. Property and Equipment
A summary of property and equipment at March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31, 2008	December 31, 2007
Land	$559	$559
Buildings and leasehold improvements	9,543	9,482
Furniture and equipment	6,316	5,844
Computer equipment	4,164	4,015
Automobiles	978	1,051

Total property and equipment	21,560	20,951
Accumulated depreciation and amortization	(5,649)	(5,242)

Net property and equipment	$15,911	$15,709

Depreciation expense was $478,000 and $33,000 during the three-month periods ended March 31, 2008 and 2007, respectively.
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

6. Bank Loans, Notes Payable, and Other Long-Term Obligations
At March 31, 2008 and December 31, 2007, bank loans, notes payable and other long-term obligations consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Seller notes payable. These notes are payable to the sellers of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75% and maturities range from March 2008 to January 2011. A particular seller note payable has an interest rate of 7.00% and matures September 2015.	$17,711	$19,123
Columbian Bank and Trust Company, due July 2008. Interest rate is variable and was 5.25% at March 31, 2008. Interest and principal are due in one payment at maturity. Collateralized by accounts receivable.	7,500	4,355
Citizens Bank and Trust Company, due May 2008. Interest rate is variable at Prime plus 3.00% and is due quarterly with principal due at maturity. Interest rate was 8.25% at March 31, 2008. Parent Company has pledged stock it owns in Brooke Credit Corporation and the Company.	9,000	9,000
Participating Lenders, due December 2011. Interest rate is variable and was 10.25% at March 31, 2008. Principal payments are scheduled during the note’s term with the scheduled balance of approximately $8,154,000 due at maturity (December 31, 2011.) Collateralized by stock in subsidiary and other assets.	12,382	12,382
Aleritas Capital Corporation, due September 2015. Interest rate is variable and was 8.75% at March 31, 2008. Interest and principal are payable in 120 monthly payments of $16,080. Collateralized by various assets of the Company.	411	1,022
First National Bank of Phillipsburg, variable interest rate (7.75% at March 31, 2008) with scheduled principal payments through maturity at August 2017. Collateralized by real estate.	720	728
Aleritas Capital Corporation, various notes with variable interest rates from 8.75% to 9.25% at March 31, 2008, with maturities ranging from October 2011 to January 2021. Principal payments are scheduled on each note through its respective maturity date. Collateralized by real estate.	1,851	1,891
Fidelity Bank, variable interest rate (7.75% at March 31, 2008) with scheduled principal payments through maturity at September 2021. Collateralized by real estate.	1,970	1,990

Total bank loans and notes payable	51,545	50,491
Less: Current maturities and short-term debt	(34,458)	(32,122)

Total long-term debt	$17,087	$18,369

The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $43,407,000 and $47,282,000 at March 31, 2008 and December 31, 2007, respectively.

In connection with the outstanding loan and related debt agreements with Citizens Bank and Trust Company and various participating lenders, the Company has committed to certain covenants wherein the Company, certain of the Company’s subsidiaries and/or Parent will maintain certain benchmarks with respect to their: (1) regulatory status, (2) outstanding litigation, (3) liquidity and (4) solvency as defined in the relevant agreement.
In addition, the Company has agreed to certain restrictions applicable to it and certain of its subsidiaries regarding, among other things, (1) investment in other affiliates; (2) payment of any dividends or distributions, (3) incurrence of additional debt, (4) pledging of certain assets, (5) reorganization and merger and (6) disposition of assets.
On March 11, 2008, Keith Bouchey, President and CEO of Brooke Corporation, resigned and on March 12, 2008, the stock price of Aleritas fell below the stated value in the loan covenants on the $9,000,000 Citizens Bank and Trust note. During March 2008, the note was renegotiated with a maturity of May 30, 2008 and a new minimum stated value for Aleritas stock held as collateral. During April 2008, the stock has traded below the current minimum stated value. The Company expects to retire the note when due, May 30, 2008.
None of the Amortizable Intangible Assets described in Note 16 and none of the Acquisitions and Divestitures described in Note 13 were financed with seller notes payable at March 31, 2008.
Interest incurred on bank loans and notes payable for the three-month periods ended March 31, 2008 and 2007 was $990,000 and $553,000, respectively. Interest payable was $1,864,000 and $1,314,000 at March 31, 2008 and December 31, 2007, respectively.
The future scheduled maturities of debt are as follows (in thousands):

Twelve-Month Periods Ending
March 31,
2009	$34,458
2010	2,683
2011	2,571
2012	8,572
2013	413
Thereafter	2,848

$51,545

7. Leases
The Company leases space for itself and on behalf of its agents. Future long-term payments related to these operating leases at March 31, 2008 are as follows (in thousands):

Twelve-Month Periods Ending
March 31,
2009	$13,958
2010	10,286
2011	4,990
2012	1,941
2013	435
Thereafter	234

Total	$31,844

The Company occupies approximately 7,500 square feet of its building in Topeka, Kansas. The Company has leased 10,000 square feet under a lease that runs through June 30, 2011. The remaining 2,500 square feet are leased for a period that will end on August 31, 2010. Tenant improvement costs of approximately $103,000 are being depreciated on a straight line basis over the lease term ending August 31, 2010.
8. Income Taxes
The Company’s current and deferred income tax (benefit) expense for the three-month periods ended March 31, 2008 and 2007 was as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2008	2007
Current	$(1,717)	$1,715
Deferred	(61)	—

	$(1,778)	$1,715

Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate for the three-month periods ended March 31, 2008 and 2007 as follows:

	Three-Month Periods Ended
	March 31,
	2008	2007
U.S. Federal statutory tax rate	(35)%	35%
State statutory rate	(4)%	4%
Increase (decrease) in valuation allowance	0%	0%
Miscellaneous	1%	0%

	(38)%	39%

Deferred tax assets and liabilities are recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse. Significant components of the Company’s net deferred tax liability are as follows (in thousands):

	March 31, 2008	December 31, 2007
Deferred tax liability:
Deferred policy acquisition costs	$915	$903
Other	40	38

Total deferred tax liability	955	941

Deferred tax asset:
Net operating loss carryforward	$1,790	$1,806
Net unrealized investment loss	210	120
Other	209	111

Total deferred tax asset	2,209	2,037
Valuation allowance	(1,440)	(1,434)

Net deferred tax asset	769	603

Net deferred tax liability	$186	$338

At December 31, 2007, the Company had net operating loss carryforwards of approximately $5,741,000 on a consolidated basis. Net operating loss carryforwards of $168,000 resulted from non-life insurance operations and were generated prior to the base period for tax consolidation purposes. These loss carryforwards expire in 2011 and 2012 and can only be used to offset taxable income resulting from non-life insurance operations. Net operating loss carryforwards of $4,608,000 resulted from non-life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2018 through 2025 and can be used to offset either taxable income resulting from non-life insurance operations or 35% of taxable income resulting from life insurance operations subject to certain limitations. Net operating loss carryforwards of $965,000 resulted from life insurance operations and were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2022 through 2025. Capital loss carryforwards of $44,000 will expire in 2009 and 2010.
The Company filed a consolidated federal income tax return with First Life and Brooke Capital Advisors for the year ended December 31, 2006 and plans to do so for the period ended November 15, 2007 (the effective date of its merger with Brooke Franchise). The Company plans to file as a part of the Brooke Corporation consolidated federal return for the remaining portion of 2007. First Life is taxed as a life insurance company under the provisions of the Internal Revenue Code and will be required to file a separate tax return for the five years following the November 15, 2007 merger transaction. Prior to the merger, Brooke Franchise has historically filed as a part of the consolidated returns filed by Brooke Corporation.
9. Employee Benefit Plans
Substantially all of the Company’s employees are eligible to participate in Brooke Corporation’s defined contribution retirement plan. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company will match 50% of employee contributions up to a maximum of $3,000 or 3% of compensation and may contribute an additional amount to the plan at the discretion of the Board of Directors. During the three-month periods ended March 31, 2008, the Company recorded $62,000 in employer contributions to the plan. No employer contributions were recorded during the three months ended March 31, 2007.

10. Concentration of Credit Risk
Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At March 31, 2008, the Company had account balances of $11,685,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.
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
The segments’ accounting policies and reporting practices are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company’s reportable segments for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Insurance	Insurance		Elimination of
	Agency	Company		Intersegment	Consolidated
	Operations	Operations	Corporate	Activity	Totals
2008
Insurance commissions	$33,596	$—	$—	$—	$33,596
Collateral preservation	5,714				5,714
Insurance premiums earned	—	1,101	—	—	1,101
Interest income	460	397	62	(509)	410
Consulting fees	250	—	—	—	250
Initial franchise fees for basic services	1,320	—	—	—	1,320
Loss on sale of businesses	(846)	—	—	—	(846)
Other income	185	60	6	—	251

Total Operating Revenues	40,679	1,558	68	(509)	41,796

Interest expense	1,431	—	68	(509)	990
Commissions expense	24,910	55	—	—	24,965
Payroll expense	6,008	178	23	—	6,209
Depreciation and amortization	458	190	12	—	660
Other operating expenses	12,371	1,112	155	—	13,638

Income Before Income Taxes	(4,499)	23	(190)	—	(4,666)

Segment assets	89,015	34,188	160	(2,510)	120,853

Expenditures for segment assets	$667	$13	$—	$—	$680

2007
Insurance commissions	$32,008	$—	$—	$—	32,008
Collateral preservation	891				891
Insurance premiums earned	—	1,073	—	—	1,073
Interest income	78	315	7	—	400
Consulting fees	314	—	—	—	314
Initial franchise fees for basic services	12,870	—	—	—	12,870
Initial franchise fees for buyers assistance plans	385	—	—	—	385
Gain on sale of businesses	681	—	—	—	681
Other income	(2)	65	—	—	63

Total Operating Revenues	47,225	1,453	7	—	48,685

Interest expense	553	—	—	—	553
Commissions expense	23,036	59	—	—	23,095
Payroll expense	5,762	124	24	—	5,910
Depreciation and amortization	—	181	16	(18)	179
Other operating expenses	13,290	1,082	127	18	14,517

Income Before Income Taxes	4,584	7	(160)	—	4,431

Segment assets	77,909	30,528	1,768	—	110,205

Expenditures for segment assets	$—	$2	$—	$—	$2

12. Related Party Information
Transactions with Brooke Corporation, the Parent Company, are described in Note 2.
Aleritas, a majority-owned subsidiary of Brooke Corporation, is a licensed finance company that originates loans to franchisees of the Company. Aleritas funds the loans it originates by selling loan participation and asset-backed securities to community banks and other finance companies. In 2003, Aleritas worked with Standard and Poors to create a new securitization asset class for insurance agency loans. To date there have been six securitizations completed. Aleritas has executed promissory notes with a majority of businesses that have franchise agreements with the Company. Proceeds from these notes reduce the receivables for the Company from franchisees.
In connection with originated loans through Aleritas, beginning in 2004, the Company has entered into separate Collateral Preservation Agreements with Aleritas. Under these agreements, the Company provides Aleritas with collateral preservation services and assistance with loss mitigation of distressed loans. On certain loan types, the Company is compensated by upfront and ongoing fees paid by Aleritas. For the three-month periods ended March 31, 2008 and 2007, $5,714,000 and $891,000 in compensation was paid to the Company for services provided under these agreements. At March 31, 2008 and December 31, 2007, Aleritas owed $1,134,000 and $449,000, respectively, to the Company under this agreement. During the three-month periods ended March 31, 2008 and 2007, net compensation received by the Company totaled $5,585,000 and $891,000, respectively, under these agreements.
In September 2005, Aleritas made a loan to Brooke Franchise, in the amount of $1,190,000, with a maturity date of September 15, 2015. The balance of this loan was $411,000 at March 31, 2008. Terms of the loan state a variable interest rate, daily adjustable, of 3.50% above the New York Prime rate with payments of principal and interest due monthly. At March 31, 2008 and December 31, 2007, respectively, interest payable on this loan totaled $1,000 and $5,000.
During 2005 and 2006, Aleritas made various loans to Brooke Investments (totaling $1,851,000 at March 31, 2008) with variable interest rates and maturities ranging from October 2011 to January 2021. Principal payments are scheduled on each note through its respective maturity date and interest rates were 8.75% to 9.25% at March 31, 2008. At March 31, 2008 and December 31, 2007, respectively, interest payable on these loans totaled $7,000 and $8,000.
During the three-month periods ended March 31, 2008 and 2007, interest expense on these loans with Aleritas totaled $68,000 and $90,000, respectively.
In December 2007, Brooke Holdings, Inc. loaned $12,382,000 to the Company. Brooke Holdings, Inc. owned almost 43% of the outstanding common stock in Brooke Corporation at December 31, 2007. Brooke Holdings, Inc. is controlled by Robert D. Orr, Chairman of the Board of the Company, and Leland G. Orr, Chief Financial Officer of the Company, who owned approximately 74% and 22%, respectively, of its outstanding shares of stock as of April 11, 2008. The interest rate on the loan is variable, at 4.50% over the Prime Rate as published in the Wall Street Journal, and annual principal payments are scheduled with a final payment of $8,154,000 due in December 2011. Payment of the loan is secured by a pledge of the Company’s stock in First Life. The Company has also agreed to pledge its stock in Travelers Insurance Company, upon its acquisition of Delta Plus Holdings, Inc. At March 31, 2008, all but $1,082,000 of this amount has been sold to other participating lenders and $7,072,000 remains payable to Brooke Holdings, Inc. and is reported as a part of accounts payable. In addition, during March 2008, the Company loaned $1,980,000 to Brooke Holding, Inc. At March 31, 2008, all but $480,000 of this amount had been sold to a participating lender.
The DB Group, Ltd., a wholly-owned subsidiary of Brooke Brokerage Corporation, is a captive insurance company incorporated in Bermuda. The DB Group, Ltd. insures a portion of the professional insurance agents’ liability exposure of the Company, its affiliated companies and its franchisees and had a policy in force on March 30, 2008 that provided $5,000,000 of excess professional liability coverage.

Anita Lowry is the sister of Robert D. Orr, Chairman of the Board of the Company and Leland G. Orr, Chief Financial Officer of Brooke Capital Corporation and is the mother of Michael S. Lowry, Senior Vice President of Aleritas, and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. Don and Anita Lowry sold American Heritage Agency, Inc. during the first quarter of 2008.
The Company maintains deposit accounts with Brooke Savings Bank, a wholly-owned subsidiary of Brooke Bancshares, Inc., which is a wholly-owned subsidiary of Brooke Corporation. At March 31, 2008 and December 31, 2007, the Company had $8,846,000 and $2,613,000, respectively, on deposit with the Bank.
13. Acquisitions and Divestitures
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
On September 28, 2007, Brooke Franchise acquired 60 insurance agency locations from entities associated with Chicago-based J and P Holdings Inc. The agencies currently sell auto insurance under the trade names of Lone Star Auto, Insurance Xpress, Car Insurance Store, Hallberg Insurance Agency and Hallberg Xpress in Colorado, Illinois, Kansas, Missouri and Texas. The acquired agencies will be converted into Brooke franchises or merged into existing Brooke franchise locations. At March 31, 2008, 49 of the acquired agencies had been sold.
14. Stockholders’ Equity Transactions
On December 8, 2006 the Company closed on a Stock Purchase and Sale Agreement (“2006 Stock Purchase Agreement”) with Brooke Corporation. Pursuant to the agreement, the Company committed, through a series of steps, to sell shares of common stock that would represent approximately 55% of the outstanding shares of the Company to Brooke Corporation in exchange for $3,000,000 in cash and execution of a Brokerage Agreement. At closing, the Company issued 3,742,943 shares of common stock (1,247,647 shares after the effects of the April 2007 1-for-3 reverse stock split) to Brooke Corporation, representing approximately 46.8% of the Company’s then authorized, issued and outstanding common stock, for $2,552,000 and executed and delivered the Brokerage Agreement. As part of the closing, the Company issued Brooke Corporation a warrant to purchase an additional 1,643,460 shares of common stock (547,820 shares, post-split) for $448,000, such shares to be authorized for issuance pursuant to then forthcoming amendments to the Company’s Articles of Incorporation. The Articles of Incorporation were amended on January 31, 2007 and Brooke Corporation exercised the Warrant on the same day.
As part of the consideration under the 2006 Stock Purchase Agreement, Brooke Capital Advisors, a subsidiary of the Company, and CJD & Associates, L.L.C. (“CJD”), Brooke Corporation’s brokerage subsidiary, entered into an agreement by which, as of that date, Brooke Capital Advisors began transacting all new managing general agent loan brokerage business (formerly operated by CJD). CJD operated such a business prior to Closing and, as part of the Brokerage Agreement, agreed not to engage in any new managing general agent loan brokerage business. Pursuant to the terms of the 2006 Stock Purchase Agreement, Brooke Corporation will contribute funds to the Company as additional consideration for the issuance of the shares of the Company’s common stock acquired, to the extent the pretax profits of Brooke Capital Advisors do not meet a three-year $6 million pretax profit goal in accordance with an agreed upon schedule set forth in the 2007 Stock Purchase Agreement. Brooke Capital Advisors reported pretax income of approximately $7,773,000 and $1,084,000 during 2007 and 2006, respectively. During the first three months of 2008, Brooke Capital Advisors reported a pretax loss of $18,000.

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
Coincident with the closing of the 2006 Stock Purchase Agreement, other warrants previously issued by the Company and held by Brooke Corporation were cancelled. Three separate warrants would have allowed Brooke Corporation to purchase up to 50,000 shares of common stock (for each warrant) at prices of $1.71, $3.35 and $5.00, respectively, beginning in 2012 or immediately prior to any earlier change of control involving the Company and were due to expire no later than 2015. The warrants were issued in connection with an earlier transaction wherein the Company acquired 450,500 shares of its common stock previously held by Brooke Corporation for a purchase price of $770,000 ($1.71 per share). All but $200,000 of the purchase price was financed by Aleritas, the finance subsidiary of Brooke Corporation at that time, at a fixed interest rate of 8% over a ten-year period. The note to Aleritas was paid in full prior to the closing of the 2006 Stock Purchase Agreement.
On January 31, 2007, the Company’s shareholders approved certain amendments to the Company’s Articles of Incorporation to: (1) increase its authorized shares of common stock from 8,000,000 to 25,000,000 million shares; (2) increase its authorized shares of preferred stock from 550,000 to 1,550,000; and (3) reduce the par value of its common stock from $.10 to $.01 per share. In addition, the shareholders approved a 1-for-3 reverse stock split by which each three shares of outstanding common stock would be reverse split into one share of common stock. The reverse split was effective on April 13, 2007.
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
On November 15, 2007, the Company issued 5,000,000 shares of its common stock to Brooke Corporation in connection with the completion of its merger with Brooke Franchise wherein Brooke Franchise was merged with and into the Company, resulting in the Company being the survivor. An additional 2,250,000 shares of the Company’s common stock has been reserved for issuance to Brooke Corporation as merger consideration pursuant to contingent earn-out payments tied to adjusted earnings of the Company (excluding its subsidiaries) in calendar years 2007 and 2008. The Company did not achieve the 2007 adjusted earnings goals and thus will not issue 1,125,000 of the shares otherwise reserved as additional contingent merger consideration applicable to the 2007 earn-out. Pursuant to the Agreement and Plan of Merger dated August 31, 2007, as amended September 20, 2007, as amended November 15, 2007, by and among Brooke Corporation, Brooke Franchise and the Company; Brooke Corporation has agreed it will not transfer the Company’s common stock that it received in the merger transaction for a period of 180 days after the closing date unless the Company would otherwise consent.
Changes in stockholders’ equity related to this merger have been reported in the Company’s consolidated statements of stockholders’ equity included in these financial statements. Transactions between the companies were not material prior to the merger.

Prior year’s financial statements and related disclosures have been restated to furnish comparative information for the period during which the Company and Brooke Franchise have been under common control.
Following is a summary of the amounts of revenue and net income reported in these financial statements for 2007 as previously reported by the separate companies (in thousands):

	Operating Revenues	Net Income (Loss)
Three-Month Period Ended March 31, 2007
Brooke Franchise	$46,975	$2,798
Brooke Capital	1,710	(82)

On a combined basis	$48,685	$2,716

Prior to the merger, Brooke Corporation owned 100% of Brooke Franchise and 53% of the Company. As a result of the closing of the merger, Brooke Corporation owned approximately 81% of the Company’s common stock.
15. Stock-Based Compensation
The Brooke Capital Corporation 2007 Equity Incentive Plan (the “Plan”), which is shareholder-approved, allows the Company to provide incentives and rewards to those employees and directors largely responsible for the success and growth of the Company and its direct and indirect subsidiaries. The Company believes that such incentives and rewards more closely align the interests of such persons with those of the shareholders of the Company.
The Plan authorizes the issuance of up to 2,400,000 shares of Company common stock to be issued pursuant to awards made under the Plan in the form of non-qualified stock options, incentive stock options, restricted shares of common stock, stock appreciation rights, performance units and restricted share units. On August 15, 2007, the Compensation Committee of the Board of Directors of the Company awarded 390,000 restricted shares to officers and directors of the Company or its subsidiary. At March 31, 2008, a total of 380,000 of these restricted shares remain outstanding.
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
The fair value of an award is determined based upon the market price for the Company’s common stock during the ten consecutive trading days immediately preceding the valuation date, as set forth in the Plan. As the shares of the Company’s common stock were not listed for trading on any exchange on the award date (prior to their listing on the American Stock Exchange on August 30, 2007), the Compensation Committee determined the fair value for the restricted share awards granted on August 15, 2007 to be $5.00 per share, as provided under the terms of the Plan.
During the three-month period ended March 31, 2008, the Company recorded approximately $161,000 in compensation cost along with related deferred income tax benefits of $61,000. As of March 31, 2008, there was $1,495,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining terms of the three year vesting periods ending on August 15, 2010.

16. Amortizable Intangible Assets
There are no intangible assets with indefinite useful lives at December 31, 2007. The intangible assets with definite useful lives had values of $539,000 and $553,000 at March 31, 2008 and December 31, 2007, respectively. Amortization expense on intangible assets, including those sold during the year, was $14,000 and $15,000 for the three-month periods ended March 31, 2008 and 2007.
Amortization expense for amortizable intangible assets for the twelve-month periods ending March 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $54,000, $48,000, $43,000, $38,000 and $32,000, respectively.
17. Supplemental Cash Flow Disclosures

	Three-Month Periods Ended
	March 31, 2008	March 31, 2007
Supplemental disclosures (in thousands):
Cash paid for interest	$440	$252

Cash paid for income tax	$—	$—

Business inventory decreased from December 31, 2007 to March 31, 2008. During the three-month periods ended March 31, 2008 and 2007, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $105,000 and $6,121,000, respectively, the write down to realizable value of inventory of $686,000 and $300,000, respectively, and the change in inventory of $3,758,000 and $3,632,000, respectively. Payments on seller notes were $1,412,000 and $1,519,000 in 2008 and 2007, respectively.

	Three-Month Periods Ended
(in thousands)	March 31, 2008	March 31, 2007
Purchase of business inventory	$(370)	$(8,958)
Sale of business inventory	3,547	11,147

Net cash provided from sale of business inventory	3,177	2,189
Cash provided by sellers of business inventory	(105)	(6,121)
Write down to realizable value of inventory	686	300

(Increase) decrease in inventory on balance sheet	$3,758	$(3,632)

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

Principal differences between GAAP and SAP include: (a) costs of acquiring new policies are deferred and amortized for GAAP; (b) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP; (c) statutory asset valuation reserves are not required for GAAP; and (d) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity for GAAP.
Statutory restrictions limit the amount of dividends, which may be paid by First Life to the Company. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31 or (b) statutory net operating income for the preceding year. In addition, First Life must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.
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
20. Contingencies
During the second quarter of 2008, the Company is expected to issue 500,000 shares of its common stock to Brooke Corporation in connection with the completion of the Exchange Agreement, dated August 31, 2007, as amended, among Brooke Corporation, Delta Plus and the Company wherein the Company will receive all of the outstanding stock of Delta Plus. Continued difficulty in the general credit markets has required the Company to forego committing capital for insurance company operations. Accordingly, the Company is exploring strategic alternatives, including the potential sale of First Life and either the termination of our exchange agreement with Brooke Corporation to acquire Delta Plus or the sale of Delta Plus if the exchange agreement is completed. Subject to lender and regulatory approvals, proceeds from the sale of First Life would be used to repay short-term bank debt.

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
On May 3, 2007, First Life was released from its Memorandum of Understanding with the Ohio Department of Insurance. First Life’s license had been previously suspended as its statutory capital had fallen below the minimum required level in Ohio of $2,500,000. While the license had been reinstated during 2006, the Company had been prohibited from writing new business in that state while under the Memorandum. At December 31, 2007, First Life’s statutory basis capital and surplus was $3,801,000, which is in excess of the aforementioned minimum requirement.
22. New Accounting Standards
(a) Adoption of New Accounting Standards
Fair Value Option and Fair Value Measurement - In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as on January 1, 2008.
Fair Value Measurement - Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•	Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.
•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

To estimate fair value of its available-for-sale Investment Securities, the Company obtains quoted prices provided by nationally recognized securities exchanges and other sources.
Assets measured at fair value on a recurring basis are summarized below:

Using Quoted
		Prices in Active	Using Significant
		Markets for	Other	Using Significant
		Identical Assets	Observable	Unobservable
	March 31, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Available-for-sale securities	$18,852	$18,852	$—	$—

(b) Not Yet Effective
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
24. Subsequent Event
On May 5, 2008, the Company announced that it was reducing its staff by approximately 17% by reducing its work force at its Overland Park, Kansas national office and its agent service centers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Brooke Capital Corporation (“Brooke Capital” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the section entitled “Forward-Looking and Cautionary Statements”, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission (File No. 0-25679) incorporated by reference and in Part I Item 1A — “Risk Factors” in the Form 10-K and Part II Item 1A — “Risk Factors” in this Form 10-Q. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.
This discussion is intended to clarify and focus on the Company’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes, and is qualified by reference to them.

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
General
Insurance company revenues are generated from the issuance of life insurance and annuity policies sold by independent insurance agents through First Life America Corporation (“First Life”), a Kansas domiciled life insurance company subsidiary.
Insurance agency revenues are also generated from commissions paid on the sale of property and casualty insurance policies issued through third party insurance companies, but sold through independent insurance agents. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by third party insurance companies, so we have little or no control over the commission amount generated from the sale of a specific insurance policy. Revenues are also generated from initial franchise fees, collateral preservation fees, seller consulting fees and borrower consulting fees.
Results of Operation
A merger between Brooke Capital Corporation and Brooke Franchise Corporation (“Brooke Franchise”) occurred November 15, 2007, with Brooke Capital being the surviving corporation. This merger represented a transaction between entities under common control. Accordingly, we have recorded the assets and liabilities of Brooke Franchise at their carrying amounts at the date of transfer as if the transaction had taken place as of the beginning of the period. In addition, our results of operations and other changes in financial position for the prior year have been reported as if the merger had occurred at the beginning of the period.
Prior years’ financial statements and related disclosures have been restated to furnish comparative information for the period during which Brooke Franchise and Brooke Capital have been under common control.
Our combined results of operations have been significantly impacted by expansion of franchise locations in prior years and the recent slow down in the expansion of our franchise operations. The following table shows income and expenses (in thousands, except percentages) for the three months ended March 31, 2008 and 2007, and the percentage change from year to year.

			2008
	Three Months	Three Months	% Increase
	Ended	Ended	(decrease)
	March 31, 2008	March 31, 2007	over 2007
REVENUES
Insurance commissions	$33,596	$32,008	5%
Collateral preservation	5,714	891	541
Consulting fees	250	314	(20)
Gain (loss) on sale of businesses	(846)	681	(224)
Initial franchise fees for basic services	1,320	12,870	(90)
Initial franchise fees for buyers assistance plans	—	385	(100)
Insurance premiums earned	1,101	1,073	3
Interest income	410	400	3
Other income	251	63	298

Total operating revenues	41,796	48,685	(14)

			2008
	Three Months	Three Months	% Increase
	Ended	Ended	(decrease)
	March 31, 2008	March 31, 2007	over 2007
EXPENSES
Commission expense	24,965	23,095	8
Payroll expense	6,209	5,910	5
Depreciation and amortization	660	179	269
Other operating expenses	13,638	14,517	(6)

Total operating expenses	45,472	43,701	4
Income (loss) from operations	(3,676)	4,984	(174)
Interest expense	990	553	79

Income (loss) before income taxes	$(4,666)	$4,431	(205)
Total assets (at period end)	$120,853	$110,205	10%
A more detailed description of our financial condition and operating results as reported by the insurance company operations, insurance agency operations and corporate activities segments follows. The significant changes in revenues, expenses and net income from the above table are primarily attributable to our insurance agency segment. (See Insurance Agency Operation Segment)
The following table shows selected assets and liabilities (in thousands, except percentages) as of March 31, 2008 and December 31, 2007, and the percentage change from year to year.

			2008
			% Increase
	As of	As of	(decrease)
	March 31, 2008	December 31, 2007	over 2007
Investments	$18,852	$18,867	0%
Accounts and notes receivable	35,614	30,567	17
Other receivables	3,877	2,443	59
Property and equipment	15,911	15,709	1
Deferred charges	5,452	5,406	1
Accounts payable	11,824	7,353	61
Policy and contract liabilities	26,635	25,996	2
Premiums payable	5,063	5,322	(5)
Debt	51,545	50,491	2
Premiums generated from the sale of annuity and other life insurance products are invested in securities that we classify as available-for-sale.
Accounts and notes receivable primarily include amounts owed by our franchisees. These balances have not changed significantly as expansion of our franchise operations has slowed due to the weakening economy and our “New Era” initiative beginning in the fourth quarter of 2007 to emphasize quality of franchisees over quantity of franchisees. A loss reserve exists for our credit loss exposure to these receivable balances from franchisees. (See Insurance Agency Operation Segment, below.)
Customer receivables, notes receivables, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our combined balance sheet.
Other receivables increased primarily from amounts due from participating lenders.
Deferred charges include primarily the fees associated with the costs of acquiring life insurance by First Life. Policy and contract liabilities increased with the sale of annuities and other life insurance products.
Accounts payable, which includes franchise payables, payroll payables and other accrued expenses, increased primarily from amounts due to Brooke Holdings, Inc.
The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable decreased primarily from temporary fluctuations in agent billed activity.
We use short-term and long-term debt to finance the expansion of the franchise operations. See Note 6 to the financial statements for a summary of debt outstanding and information regarding its terms and scheduled maturities.

Analysis by Segment
Our two reportable segments are Insurance Company Operations and Insurance Agency Operations.
Our insurance company operations include the issuance of life insurance policies by First Life. First Life sells life insurance and annuity products in eight states throughout the Midwest.
Our insurance agency operations include our franchise agency operations, our collateral preservation activities and our insurance agency consulting activities. Our franchise agency operations include the sale of insurance, financial and credit services on a retail basis through franchisees.
Revenues, expenses, assets and liabilities that are not allocated to one of the two reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations.
Insurance Company Operations

			2008
	Three Months	Three Months	% Increase
	Ended	Ended	(decrease)
	March 31, 2008	March 31, 2007	over 2007
	(in thousands)
REVENUES
Insurance premiums earned	$1,101	$1,073	3%
Interest income	397	315	26
Other income	60	65	(8)

Total operating revenues	1,558	1,453	7
EXPENSES
Commission expense	55	59	(7)
Payroll expense	178	124	44
Depreciation and amortization	190	181	5
Other operating expenses	1,112	1,082	3

Total operating expenses	1,535	1,446	6
Income from operations	23	7	229
Interest expense	—	—	—

Income before income taxes	$23	$7	229
Total assets (at period end)	$34,188	$30,528	12%
Net premium income increased $28,000 from $1,073,000 during the three months ended March 31, 2007, to $1,101,000 for the three months ended March 31, 2008. Net first year premium income increased from $105,000 for the three months ended March 31, 2007, to $138,000 for the same time period in 2008. Gross first year premium income increased 14% or $17,000 for the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to FLAC’s ability to write new business in the state of Ohio. First year reinsurance premiums ceded decreased $16,000 for the three months ended March 31, 2008, as compared to the same time period in 2007. The decrease in reinsurance premiums is due to the termination of the reinsurance treaty with Wilton Re for First Life’s Final Expense product for policies issued after June 24, 2006.
Net renewal year premium income remained level for the three months ended March 31, 2008 as compared to the same time period in 2007. Renewal year reinsurance premiums ceded also remained level for the three months ended March 31, 2008 as compared to the same time period in 2007. Renewal premiums reflect the premiums collected in the current year for those policies that have surpassed their first policy anniversary. Renewal premiums will continue to increase unless premiums lost from surrenders, lapses, settlement options or application of the non-forfeiture options exceed prior year’s first year premium.
Net interest income increased $82,000 or 26% for the three months ended March 31, 2008, compared to the same period for 2007 due primarily to the increased size of the Company’s investment portfolio.

Operating expenses totaled $1,535,000 and $1,446,000 for the three months ended March 31, 2008 and 2007, respectively. Included in total benefits and expenses were policy reserve increases of $295,000 and $330,000 for the three months ended March 31, 2008 and 2007, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserve requirements will continue to increase. Increases in payroll expense are due primarily to the timing of accruals for certain salary and compensated absence expenses.
Policyholder surrender values expense increased $27,000 during the three months ended March 31, 2008, as compared to the same time period in 2007. The increase is attributable to the increase in the number of policies inforce and the continued maturation of those policies.
Interest credited on annuities and premium deposits totaled $221,000 and $173,000 for the three months ended March 31, 2008 and 2007, respectively. Both interest credited on annuities and premium deposits have increased as a result of the increase in the number of policies and amount of annuity fund balances inforce.
Our death claims expense increased 2% to $321,000 during the three months ended March 31, 2008 as compared to $314,000 during the same time period in 2007. Increases in death claims expense are reflective of the continued maturation of the final expense policies, which are generally purchased by consumers in their senior years.
Commission expense is based on a percentage of premium and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. As the Company’s focus has shifted to marketing its life insurance products instead of its annuity products, gross and net commission expense has declined.
Policy acquisition costs deferred decreased by 14% to $215,000 as compared to $251,000 for the three month periods ended March 31, 2008 and 2007, respectively. These acquisition costs result from the capitalization of costs related to the sales of life insurance and include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. The overall decline in the level of these costs deferred is directly related to reduced levels of commission expense paid on issuance of annuity contracts in 2008 as compared to 2007. Gross commission expense decreased by 13% during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Amortization of deferred policy acquisition costs was $168,000 and $164,000 for the three month periods ended March 31, 2008 and 2007, respectively. Management performs quarterly reviews of the recoverability of deferred acquisition costs based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.
Insurance Agency Operations

			2008
	Three Months	Three Months	% Increase
	Ended	Ended	(decrease)
	March 31, 2008	March 31, 2007	over 2007
	(in thousands)
REVENUES
Insurance commissions	$33,596	$32,008	5%
Collateral preservation	5,714	891	541
Consulting fees	250	314	(20)
Gain (loss) on sale of businesses	(846)	681	(224)
Initial franchise fees for basic services	1,320	12,870	(90)
Initial franchise fees for buyers assistance plans	—	385	(100)
Interest income	460	78	490
Other income	185	(2)	—

Total operating revenues	40,679	47,225	(14)

			2008
	Three Months	Three Months	% Increase
	Ended	Ended	(decrease)
	March 31, 2008	March 31, 2007	over 2007
	(in thousands)
EXPENSES
Commission expense	24,910	23,036	8
Payroll expense	6,008	5,762	4
Depreciation and amortization	458	—	—
Other operating expenses	12,371	13,290	(7)

Total operating expenses	43,747	42,088	4
Income (loss) from operations	(3,068)	5,137	(160)
Interest expense	1,431	553	159

Income (loss) before income taxes	$(4,499)	$4,584	(198)%
Total assets (at period end)	$89,015	$77,909	14%
Commission Revenues are from sales commissions on policies sold by franchisees that are written, or issued, by third-party insurance companies. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by independent insurance companies, so we have little or no control over the commission amount generated from the sale of a specific insurance policy written through a third-party insurance company. We primarily rely on the recruitment of additional franchisees to increase insurance commission revenues.
Retail insurance commissions have increased primarily as a result of expansion of franchise operations in prior years.1 However, these revenues are not sufficient to be considered material and are, therefore, combined with insurance commission revenues.
Collateral preservation income is composed of initial, ongoing and special fees paid by the lender (Brooke Credit Corporation, d/b/a Aleritas Capital (“Aleritas”)) for providing services such as underwriting, monitoring, rehabilitating, managing and liquidating insurance agencies. In January 2008, we began charging Aleritas for significant collateral preservation expenses that had previously been paid by us. For the three months ended March 31, 2008 and 2007, the special collateral preservation fees were $4,373,000 and $0 respectively.
Initial franchise fees decreased as a result of our “New Era” initiative beginning in the fourth quarter of 2007 to emphasize quality of franchisees over quantity of franchisees. The recent credit crunch has also limited the growth of the franchise operations by significantly limiting the amount of capital available to potential franchisees.
Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 74% and 72% of insurance commission revenue for the three month periods ended March 31, 2008 and 2007, respectively. We expect commission expenses to increase as a percentage of franchise fees in 2008 due to the “bonus back” of a portion of monthly franchise fees implemented in late 2007, which reduced the effective rate of monthly franchise fees for many franchisees from 15% to 10%, and a reduction in service or sales centers.
We sometimes retain an additional share of franchisees’ commissions as payment for franchisee optional use of our service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. As of March 31, 2008, and December 31, 2007, service centers/sales centers totaled 8 and 10, respectively. We intend to continue to reduce the number of centers throughout 2008.
Profit sharing commissions, or our share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, were $3,683,000 for the three months ended March 31, 2008, as compared to $4,212,000 for the three months ended March 31, 2007. Profit sharing commissions represented approximately 11% and 13%, respectively, of insurance commissions for the three months ended March 31, 2008 and 2007. Franchisees do not receive any share of profit sharing commissions.
Net commission refund liability is our estimate of the amount of our share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of March 31, 2008, and December 31, 2007, we recorded corresponding total commission refund liabilities of $429,000 and $481,000, respectively. Correspondingly, commission refund expense decreased to reflect this lower estimate.

[1]	We also received commissions from the sale of investment securities that are not directly related to insurance sales.

Other operating expenses represented approximately 30% and 28%, respectively, of total operating revenues for the three months ended March 31, 2008 and 2007. Other operating expenses increased at a faster rate than total operating revenues primarily as the result of the provision of additional collateral preservation assistance to franchisees coping with financial stress resulting from less commission revenue due to reduction of premium rates by insurance companies.
Marketing allowance expense is incurred primarily for the purpose of providing collateral preservation assistance. Marketing allowances made to franchisees increased $226,000, or 14%, to $1,786,000 for the three months ended March 31, 2008 from $1,560,000 for the three months ended March 31, 2007.
Company-owned stores expense is incurred primarily for the purpose of providing collateral preservation assistance. Operating expenses for company-owned stores increased $2,446,000, or 114%, to $4,588,000 for the three months ended March 31, 2008 from $2,142,000 for the three months ended March 31, 2007. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were partially offset by commission revenues generated by company-owned stores totaling $2,416,000 and $1,497,000, respectively, for the three months ended March 31, 2008 and 2007, and fees associated with collateral preservation activities, which are paid by the lender.
Advertising expenses decreased to $1,916,000 for the three months ended March 31, 2008, from $2,425,000 for the three months ended March 31, 2007.
Expenses for write off of franchise balances decreased $2,782,000, or 91%, to $264,000 for the three months ended March 31, 2008, as compared to $3,046,000 for the three months ended March 31, 2007. Total write off expenses decreased in 2008, primarily as the result of reimbursement of collateral preservation expenses by the lender and as a result of an agreement with Brooke Corporation to guarantee franchise balances pursuant to the merger agreement that was consummated as of November 15, 2007.
The following table summarizes information relating to revenues and expenses associated with insurance agent relationships primarily as defined in the franchise agreement. Variances in expenses may be attributable to improved allocations of expenses among business units, which began in 2007 and continued in 2008.
Comparison of Net Commissions Breakdown to Corresponding Expenses Breakdown (in thousands)

	Recurring	Expenses
	Franchise	Incurred for
	Royalties	Operation of	Service Center	Expenses	Profit Sharing	Expenses
	Collected from	Phillipsburg	Fees Collected from	Incurred for	Commissions	Incurred for
	Franchisees for	Support Services	Franchisees for	Operation of	Collected from	Mass Media &
	Support Services	Campus	Service Centers	Service Centers	Insurance Cost	Logo Advertising

Three Months Ended March 31, 2008	$2,200	$2,987	$621	$1,660	$3,683	$1,916
Three Months Ended March 31, 2007	$2,810	$2,547	$861	$1,691	$4,212	$2,425
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

Revenues from initial franchise fees for basic services are recognized as soon as we deliver the basic services to the new franchisee. Upon completion of this commitment, we have no continuing obligation to the franchisee with regards to basic services.
We added only one new franchise location during the three months ended March 31, 2008, compared to 90 new franchise locations during the three months ended March 31, 2007. The rate of new franchise location growth has slowed primarily as the result of the continuing restricted credit market environment and, in part, our “New Era” initiative beginning in the fourth quarter of 2007 to emphasize quality of franchisees over quantity of franchisees.
The following table summarizes information relating to initial franchise fees for basic services (in thousands, except for number of locations):
Summary of Initial Franchise Fees for Basic Services
and the Corresponding Number of Locations

	Start-up		Conversion		Company
	Related Initial		Related Initial		Developed Initial		Total Initial
	Franchise Fees		Franchise Fees		Franchise Fees		Franchise Fees
	for Basic Services		for Basic Services		for Basic Services		for Basic Services
	(Locations)		(Locations)		(Locations)		(Locations)
Three Months Ended March 31, 2008	$0	0	$1,320	1	$0	0	$1,320	1
Three Months Ended March 31, 2007	6,765	41	4,620	42	1,485	7	12,870	90
Buyers Assistance Plan Services Buyers assistance plans provide assistance to franchisees for the initial acquisition and conversion of businesses. These services include, for example, compilation of an inspection report. The amount of the fee charged franchisees for these services typically varies based on the level of assistance, which in turn is largely determined by the size of the acquisition. We therefore typically base our fees for buyers assistance plans on the estimated revenues of the acquired business. All initial franchise fees (for both basic services and for buyer assistance plans) are paid when an acquisition closes. A significant part of our commission growth has come from such acquisitions of existing businesses that are subsequently converted into Brooke franchises.
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
We perform substantially all of the buyers assistance plan services before an acquisition closes and, therefore, typically recognize all of the initial franchise fee revenue for buyers assistance plan services at the time of closing.
Buyers assistance plan services are not applicable to the purchase by franchisees of company-developed or already-franchised businesses. In addition, buyers assistance plan services are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that were purchased by us in the preceding 24 months. Businesses that were converted into Brooke franchises and received buyers assistance plan services totaled 0 and 2, of new franchise locations for the three months ended March 31, 2008 and 2007, respectively.
Seller and Borrower-Related Revenues Seller and borrower-related revenues typically are generated when a business is acquired for sale to a franchisee or when assisting a business in securing a loan. Seller and borrower-related revenues include consulting fees paid directly by sellers or borrowers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of our business is the buying and selling of businesses. Therefore, all seller and borrower-related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller and borrower-related revenues decreased $1,591,000, or 160%, to $(596,000), for the three months ended March 31, 2008, from $995,000 for the three months ended March 31, 2007. The significant increase in seller and borrower-related revenues from 2007 to 2008 is primarily attributable to a decrease in borrower consulting fees generated, due to the continuing restricted credit market environment.

Consulting fees. We help sellers prepare their insurance agency businesses for sale by developing business profiles, tabulating revenues, sharing our document library and general sale preparation. We also generate revenues from consulting with insurance agency borrowers and assisting them in securing loans. The scope of consulting engagements is largely determined by the size of the business being sold or the loan being originated. Consulting fees are typically based on the transaction value, are contingent upon closing of the transaction, and are paid at closing. We complete consulting obligations at closing and are not required to perform any additional tasks for sellers or borrowers. Therefore, with no continuing obligation on our part, consulting fees paid directly by sellers or borrowers are immediately recognized as income. The decrease in consulting fees from 2007 to 2008 is primarily attributable to the continuing restricted credit market environment and, in part, to our “New Era” initiative, beginning in the fourth quarter of 2007, to emphasize quality of franchisees over quantity of franchisees.
Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates were $5,000 for the three months ended March 31, 2008, compared to $681,000 for the three months ended March 31, 2007, primarily due to the continuing restricted credit market environment and, in part, to our “New Era” initiative, beginning in the fourth quarter of 2007, to emphasize quality of franchisees over quantity of franchisees.
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
The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations (in thousands, except percentages and number of days):
Calculation of Seller Discounts Based On Reduced Carrying Values

				Interest Rate
	Beginning	Weighted	Weighted	Used for		Reduced	Gain on Sale
	Principal	Average	Average	Net Present	Full Nominal	Carrying	from Deferred
	Balance	Rate	Maturity	Value	Purchase Price	Value	Payments

Three Months Ended March 31, 2008	$60	7.75%	395 days	9.75%	$65	$60	$5
Three Months Ended March 31, 2007	5,878	9.75%	458 days	9.75%	10,384	9,703	681
Gains on Sale of Businesses — Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores for the three months ended March 31, 2008 and 2007.

Gains on Sale of Businesses — Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Losses on sale resulting from the sale of inventoried stores were $851,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.
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
Contrary to prior years, beginning in 2008, we began invoicing the lender for rehabilitation, liquidation and management expenses as provided for in the CPA agreement, and in the first quarter, we have received $4,373,000 in current fees and expenses. In the future, if, the lender chooses to reduce the level of collateral preservation assistance requested, there will likely be less emphasis on rehabilitating poorly performing franchisees and more emphasis on moving poorly performing franchises out of the franchise system. CPA expenses include national/regional personnel expense, marketing allowance expenses, facilities expenses and company stores expenses, net of any fees received from the lender. CPA expenses, totaled $1,108,000 and $6,577,000, respectively, during the three months ended March 31, 2008 and 2007.
Franchise Recruitment Expenses Recruitment of new franchisees and borrowers is essential to the continued growth of insurance commissions and loan originations. Recruitment also plays a critical role in assisting lenders in the preservation of collateral after a loan is in default, in that businesses on which the lender has foreclosed or exercised its private right of sale can be sold to new franchisees who may be more capable or more willing to successfully operate an insurance agency. Recruitment personnel expenses totaled $623,000 and $922,000, respectively, during the three months ended March 31, 2008 and 2007.
Income Before Income Taxes We incurred a loss before income taxes of $4,499,000 during the three months ended March 31, 2008, as compared to income before taxes of $4,584,000 during the three months ended March 31, 2007. The loss incurred during 2008 was primarily the result of a reduction in the amount of initial franchise fee revenues and other associated consulting fees due to the continuing restricted credit market environment, and, in part, to our “New Era” initiative beginning in the fourth quarter of 2007, to emphasize quality of franchisees over quantity of franchisees.
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
Company-owned stores identified as inventoried, franchisor-developed or auto insurance stores are generally related to recruitment of new franchisees or the expansion of locations that is essential to the continued growth of insurance commissions and premiums. Inventoried stores include businesses purchased for resale to franchisees. Franchisor-developed stores include business locations developed by us that have not been previously owned by a franchisee. Because the store has been developed by us instead of purchased from third parties, all income and expenses associated with development and operation of the store are recorded as income or expense, but a corresponding asset is not recorded on the balance sheet. Company-owned stores identified as managed, pending or franchisee-developed stores are generally related to assisting lenders in the preservation of collateral. Managed stores are subject to agreements between franchisees and us for management of the stores for purposes of lender collateral preservation, as the result of the disability or death of the franchisee or under other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and we are managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on our balance sheet.

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
Inventoried Stores The number of total businesses purchased into inventory during the three months ended March 31, 2008 and 2007 was 2 and 7, respectively. At March 31, 2008, and December 31, 2007, respectively, we held 5 and 6 businesses in inventory with respective total balances, at the lower of cost or market, of $5,655,000 and $9,413,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the three months ended March 31, 2008 and 2007 totaled $0 and $300,000, respectively. Revenues from the operation of inventoried stores for the three months ended March 31, 2008 and 2007 totaled $527,000 and $178,000, respectively. Expenses incurred in the operation of inventoried stores for the three months ended March 31, 2008 and 2007 totaled $725,000 and $169,000, respectively.
The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of our success in recruiting qualified buyers. There were 0 and 1 businesses twice-purchased during the three months ended March 31, 2008 and 2007, respectively. Some franchisees have experienced an adverse affect on profitability and cash flow from lower commissions resulting from the effect of decreased premium rates. Otherwise, we are not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from our inventory.
Managed Stores At March 31, 2008, and December 31, 2007, the total number of businesses managed under contract, but not owned, by us were 20 and 21, respectively. Revenues from the operation of managed stores for the three months ended March 31, 2008 and 2007 totaled $1,547,000 and $1,200,000, respectively. Operating expenses incurred by managed stores for the three months ended March 31, 2008 and 2007 totaled $1,632,000 and $1,040,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months ended March 31, 2008 and 2007 totaled $967,000 and $632,000, respectively.
Pending Stores At March 31, 2008 and December 31, 2007, the total number of businesses under contract for sale and managed by us pending closing of a sale was 14 and 17, respectively. Revenues from the operation of pending stores for the three months ended March 31, 2008 and 2007 totaled $9,000 and $103,000, respectively. Operating expenses incurred by pending stores for the three months ended March 31, 2008 and 2007 totaled $101,000 and $66,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months ended March 31, 2008 and 2007 totaled $31,000 and $115,000, respectively.
Franshisor-Developed Stores At March 31, 2008, and December 31, 2007, the total number of businesses owned and under development by us was12 and 10, respectively. Revenues from developed stores for the three months ended March 31, 2008 and 2007 totaled $0 and $16,000, respectively. Operating expenses incurred by developed stores for the three months ended March 31, 2008 and 2007 totaled $95,000 and $120,000, respectively.
Franchisee-Developed Stores At March 31, 2008, and December 31, 2007, the total number of start-up business locations for which the development process was interrupted was 157 and 119, respectively. Revenues from franchisee-developed stores for the three months ended March 31, 2008 and 2007 totaled $333,000 and $0, respectively. Operating expenses incurred by franchisee-developed stores for the three months ended March 31, 2008 and 2007 totaled $618,000 and $0, respectively. Additionally, owners’ compensation expense incurred by franchisee-developed stores for the three months ended March 31, 2008 and 2007 totaled $419,000 and $0, respectively.

We have improved our process for recruiting and identifying insurance agents who we believe have the personal attributes required to be successful at starting an insurance agency business, and the length of the start-up period is now about 8 months. The start-up period is the length of time typically allowed for franchisees to demonstrate their ability to generate sufficient commission revenues to qualify for an insurance agency business loan based on historical revenues. As a result of reducing the length of the start-up period, the number of franchisees for which start-up periods are expiring in any given month has approximately doubled. For example, start up periods expire in the same month for franchisees that began an 18 month start up period in April 2006 and for franchisees that began an 8 month start up period in February 2007. Due to the change in start-up periods, our recruitment of new franchisees has been limited to sale of franchisee-developed stores and this is expected to continue throughout 2008. It is our experience that start-up success rates, (the percentage of franchisees that generate sufficient commission revenues during the start-up period to qualify for an insurance agency business loan based on historical revenues) is approximately 50%. Correspondingly, about 50% of all start-up franchisees do not have the personal attributes required for success, but have developed a business location that meets our demographic criteria and a location for which investments in advertising, signage and other marketing activities have been made by the franchisee and us. As such, these franchisee-developed locations typically represent good opportunities for other start-up franchisees. The number of franchisee-developed stores has increased temporarily because more start-up periods are expiring during any given month as the result of decreasing the length of the start-up period.
Franchise Relocations Sophisticated software has been purchased to assist us in the on-going analysis of demographic data and location performance in order to improve its site selection process. When location facilities are determined to be unsuitable based on neighborhood demographic or local office characteristics (as opposed to when individual franchisees are unsuitable based on personal attributes), then facilities are closed and relocated to more suitable locations. At March 31, 2008, we had scheduled 40 facilities to close and relocate.
Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by us. Twenty-four months after initial conversion of an acquired business, we consider a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for the twelve months ended March 31, 2008 and 2007 decreased 3.50% and 0.5%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the twelve months ended March 31, 2008 and 2007 were 6.45% and (0.4%). All same store calculations exclude profit sharing commissions. Same store calculations are based entirely on commissions allocated by us to franchisees’ monthly statements. The Company is unable to determine the impact, if any, on same store calculations resulting from commissions that franchisees receive but do not process through us as required by their franchise agreement.
Same store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums by insurance companies. Our franchisees predominately sell personal lines insurance, with more than 50% of our total commissions resulting from the sale of auto insurance policies, and the Company believes that the insurance market has been particularly soft with regards to premiums on personal lines insurance policies. We are beginning to see indications that the market may be “firming,” which may have an effect on same store sales performance in the future.
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
Statement Balances We have historically assisted franchisees with short-term cash flow assistance by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to us. Franchisees sometimes require short-term cash flow assistance because of cyclical fluctuations in commission receipts. Short-term cash flow assistance is also required when franchisees are required to pay us for insurance premiums due to insurance companies prior to receipt of the corresponding premiums from policyholders. The difference in these amounts has been identified as the “uncollected accounts balance” and this balance is calculated by identifying all charges to franchise statements for net premiums due insurance companies for which a corresponding deposit from policyholders into a premium trust account has not been recorded. Despite commission fluctuations and uncollected accounts balances, we expect franchisees to regularly pay their statement balances within a 30-day franchise statement cycle.

Any commission advance that remains unpaid after 120 days is placed on “watch” status. The increase in watch statement balances is partially attributable to financial stress resulting from less commission revenues due to reduction of premium rates by insurance companies. In early April, 2008, we notified our franchisees that we will no longer provide commission advances after August 15, 2008, because they are expensive to administer and collect. Management believes that this change alone will not have an adverse effect on franchisees’ businesses, since sufficient notice has been provided, which allows franchisees to build funds internally or obtain outside credit.
The following table summarizes total statement balances, uncollected account balances and watch statement balances as of March 31, 2008 and December 31, 2007 (in thousands).

	As of	As of
	March 31,	December 31,
	2008	2007
Total Statement Balances	$10,266	$9,662
Uncollected Accounts* (Included in Above Total Statement Balances)	$4,720	$3,688
Watch Statement Balances (Included in Above Total Statement Balances)	$10,473	$9,077
Watch Statement Uncollected Accounts**	$2,063	$1,657

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of March 2008 and December 2007.

**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of March 2008 and December 2007.
Non-statement Balances Separate from short-term statement balances, we also extend credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $10,825,000 and $9,798,000, respectively, as of March 31, 2008, and December 31, 2007. Management intends to limit significantly the availability of non-statement balance funds.
Reserve for Doubtful Accounts As part of the agreement to merge Brooke Franchise into Brooke Capital, Brooke Corporation continues to agree to guarantee the repayment of franchise balances outstanding as of June 30, 2007. In addition, we expect the lender to make full reimbursement of franchise statement balances associated with collateral preservation activities prior to 2008, in which the lender has liquidated agency collateral for amounts insufficient to pay the franchisee’s statement balance. The amount of our reserve for doubtful accounts was $1,200,000 as of March 31, 2008 and was $1,114,000 on December 31, 2007. Franchise balances outstanding as of March 31, 2008, and December 31, 2007 totaled $21,091,000 and $19,460,000, respectively.
The following table summarizes the Reserve for Doubtful Accounts activity for the periods ended March 31, 2008 and December 31, 2007 (in thousands). Additions to the reserve for doubtful accounts are charged to expense. Write offs in the table below are net of reimbursement from Brooke Corporation pursuant to its guaranty of franchise balances in connection with the merger.
Valuation and Qualifying Accounts

	Balance at		Write Off	Write Off	Balance at
	Beginning	Charges to	Statement	Non-Statement	End of
	of Period	Expenses	Balances	Balances	Period

Allowance for Doubtful Accounts
Three months ended March 31, 2008	$1,114	$350	$199	$65	$1,200
Year ended December 31, 2007	$1,466	$4,276	$961	$3,667	$1,114

Insurance Agency Consulting Activities
Through BCA, we provide consulting services to managing general agencies and collateral preservation services relating to such loans. This business expanded in 2007 to include similar services for funeral home businesses and loans related thereto. During the three months ended March 31, 2008 and 2007, BCA generated $230,000 and $0 respectively, in loan brokerage and other related consulting fees. These amounts, along with other income derived from collateral preservation services and related activities represented a total of $990,000 and $255,000, respectively, during the three months ended March 31, 2008 and 2007. BCA became a part of the Company on December 8, 2006, in connection with Brooke Corporation’s acquisition of a controlling interest in the Company on that date.
Expenses related to the loan brokerage activity during the three months ended March 31, 2008 and 2007 included compensation related expenses of $408,000 and $130,000, respectively. Other expenses during the three months ended March 31, 2008 and 2007 included loan brokerage expenses of $66,000 and $0, respectively, and shared services expenses of $435,000 and $0, respectively, paid to Brooke Corporation.
Corporate Activities

			2008
	Three Months	Three Months	% Increase
	Ended	Ended	(Decrease)
	March 31, 2008	March 31, 2007	Over 2007
	(in thousands)
REVENUES
Interest income	$62	$7	786%
Other income	6	—	—

Total operating revenues	68	7	871
EXPENSES
Payroll expense	23	24	(4)
Depreciation and amortization	12	16	(25)
Other operating expenses	155	127	22

Total operating expenses	190	167	14
Loss from operations	(122)	(160)	(24)
Interest expense	(68)	—	—

Loss before income taxes	$(190)	$(160)	19
Total assets (at period end)	$160	$1,768	(91)%
We reported receivables from affiliates of $22,567,000 and $18,441,000 at March 31, 2008 and December 31, 2007, respectively. Our cash balances are sometimes commingled with the balances of Brooke Corporation and its other subsidiaries for cash management purposes. We receive and/or pay interest for the availability/use of these funds. Interest income and interest expense are primarily the result of amounts advanced from our subsidiary, BCA, and loaned to our franchise operating division and other Brooke Corporation affiliates. Where appropriate, these amounts are eliminated in consolidation. During the three months ended March 31, 2008 and 2007, we recorded $15,000 and $0, respectively, in expense in connection with shared services agreements with Brooke Corporation.
Other operating expenses during the three months ended March 31, 2008 and 2007 include legal and professional fees of $147,000 and $103,000, respectively.
Liquidity and Capital Resources
Our cash and cash equivalents were $4,401,000 as of March 31, 2008, an increase of $1,768,000 from the $2,633,000 balance at December 31, 2007. During the quarter ended March 31, 2008, net cash of $4,242,000 was provided by operating activities which primarily resulted from an increase in accounts and expense payables. Net cash of $963,000 was used in investing activities primarily for the purchase of securities. Net cash of $1,511,000 was used in financing activities, primarily from net debt payments of $1,660,000.

Our cash and cash equivalents were $10,925,000 as of March 31, 2007, a decrease of $3,419,000 from the $14,344,000 balance at December 31, 2006. During the quarter ended March 31, 2007, net cash of $4,577,000 was provided by operating activities, consisting primarily of an increase in cash provided by sellers of inventory. Net cash of $2,983,000 was used in investing activities primarily from the purchase of securities. Net cash of $5,013,000 was used in financing activities, consisting primarily of debt payments of $6,954,000.
Our current ratios (current assets to current liabilities) were 1.00 and 1.00, respectively, at March 31, 2008 and December 31, 2007.
Parent Company The current credit environment has made it difficult for us to raise debt or equity to fund the expansion of insurance company operations. As such, we are considering the sale of our life insurance subsidiary, First Life, and either the termination of our exchange agreement with Brooke Corporation to acquire a non-standard auto company, Delta Plus Holdings, or the sale of Delta Plus Holdings if the exchange agreement is completed. Subject to lender and regulatory approvals, proceeds from the sale of First Life will be used to repay short term bank debt.
Insurance Company Operations First Life generally receives adequate cash flow from premium collections and investment income to meet the obligations of its insurance operations. Insurance policy liabilities are primarily long-term and generally are paid from future cash flows. Cash collected from deposits on annuity contracts are recorded as cash flows from financing activities.
Insurance Agency Operations Insurance agency operations are expected to generate sufficient cash to fund their operations, provided that: 1) the franchise unit’s plan to reduce expenses to the same levels as recurring revenues is successful, 2) franchisees promptly collect and deposit agency billed premiums to the premium trust account, 3) franchisees repay commission advances each month, and 4) Aleritas Credit and Brooke Corporation pay amounts due to us.
Subject to the above uncertainties, we believe that our existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy our normal financial needs. Additionally, subject to the above, we believe that funds generated from future operating, investing and financing activities and potential liquidation of assets will be sufficient to satisfy our future financing needs, including the required annual principal payments of our long-term debt and any future tax liabilities.
Capital Commitments
The following summarizes our contractual obligations as of March 31, 2008, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Short-term borrowings	$8,237	$8,237	$—	$—	$—
Long-term debt	43,308	26,221	5,254	8,984	2,849
Interest payments*	9,613	3,086	3,407	2,211	909
Operating leases (facilities)	31,844	13,958	15,276	2,376	234

Future annuity and policy benefits	26,635	2,317	5,269	6,059	12,990

Total	$119,637	$53,819	$29,206	$19,630	$16,982

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnote 6 to our combined financial statements.
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

Critical Accounting Policies
Our established accounting policies are summarized in footnote 1 to our combined financial statements for the years ended December 31, 2007 and 2008, and the three month periods ended March 31, 2008 and 2007. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.
We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our combined financial statements for the years ended December 31, 2007 and 2008, and the three month periods ended March 31, 2008 and 2007.
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result during the remainder of 2008.
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
An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2007 to estimate franchisees’ share of undistributed commissions was 85% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 81% for the three months ended March 31, 2008. We believe that these estimates may change slightly with the reduction of service centers during the remainder of 2008.
Reserve for Doubtful Accounts Our reserve for doubtful accounts is comprised primarily of a reserve for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for doubtful accounts as of March 31, 2008 was $1,200,000. The estimated reserve was approximately 24% of the actual amount of losses from advances made to franchisees for the twelve months ended March 31, 2008, approximately 6% of the actual total combined franchise statement and non-statement balances as of March 31, 2008, and approximately 11% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ended March 31, 2008 and recorded as non-statement balances for producers in the first three months of development.

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
Investments The Company classifies all of its fixed maturity and equity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Equity securities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Substantially all of the Company’s available-for-sale securities’ fair values are determined using quoted prices provided by nationally recognized securities exchanges and other sources. Mortgage loans on real estate are carried at cost less principal payments. Other investments are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield method on an individual basis over the remaining contractual term of the investment. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost, which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income.
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

Recently Issued Accounting Pronouncements
See footnote 22 to our combined financial statements for a discussion of the effects of the adoption of new accounting standards, including Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” which became effective for the Company in 2008.
Contractual Obligations
See footnote 6 to our consolidated financial statements for tabular disclosure of information related to our long term contractual obligations as of March 31, 2008, and December 31, 2007, incorporated herein by this reference.
Related Party Transactions
See Notes 2 and 12 to our combined financial statements for information about related party transactions.
Impact of Inflation and General Economic Conditions
There have been no material changes to the description of the impact of inflation and general economic conditions reported in our annual report on Form 10-K for the year ended December 31, 2007, except as noted below.
Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate are generally associated with increased interest rates. A significant and sustained increase in interest rates could adversely affect our franchisees’ ability to repay their variable rate loans and thereby adversely affect their operations. Such an interest rate increase could also adversely affect our profitability by increasing our interest expenses and other operating expenses. The continuing restricted credit market environment could also have an adverse impact on our operations, and has caused us to plan for a no-growth scenario for at least the remainder of 2008.
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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There was no material change during the quarter from the information set forth in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
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
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There are no material changes during the quarter in the Risk Factors disclosed in Item 1A -“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

(*)	Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CAPITAL CORPORATION
Date: May 12, 2008	By:	/s/ KYLE L. GARST
Kyle L. Garst
President & Chief Executive Officer

Date: May 12, 2008	By:	/s/ LELAND G. ORR
Leland G. Orr
Chief Financial Officer and Treasurer