Form 10-Q
period 2008-06-30
BROOKE CAPITAL CORP
filed 2008-08-18
CIK 1082084

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________.
Commission file number: 1-33677
BROOKE CAPITAL CORPORATION
(Exact Name of registrant in its charter)

Kansas	48-1187574

(State of incorporation)	(I.R.S. Employer Identification Number)
8500 College Boulevard, Overland Park, Kansas 66210
(Address of principal executive offices)
Issuer’s telephone number (913) 383-9700
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 15, 2008, there were 10,455,817 shares of the registrant’s sole class of common stock, $.01 par value, outstanding.

Brooke Capital Corporation
INDEX TO FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Brooke Capital Corporation
Combined Balance Sheets
(in thousands, except share amounts)
ASSETS

	(unaudited)
	June 30, 2008	December 31, 2007
Current Assets
Cash	$229	$2,174
Restricted cash	234	171
Accounts and notes receivable, net	19,109	28,067
Receivables from Parent and affiliates	22,862	18,441
Other receivables	1,749	2,086
Income taxes refundable	11,322	1,187
Other current assets	1,539	175
Advertising supply inventory	664	929
Assets of discontinued operation, held-for-sale	26,860	25,987

Total Current Assets	84,568	79,217

Investment in Businesses	951	9,413

Property and Equipment
Cost	16,239	17,339
Less: Accumulated depreciation	(4,244)	(4,162)

Net Property and Equipment	11,995	13,177

Other Assets
Non-current assets of discontinued operation, held-for-sale	8,196	8,124
Amortizable intangible assets, net	525	553

Net Other Assets	8,721	8,677

Total Assets	$106,235	$110,484

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Combined Balance Sheets
(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	(unaudited)
	June 30, 2008	December 31, 2007
Current Liabilities
Accounts payable	$21,837	$7,141
Premiums payable to insurance companies	3,001	5,322
Producer payable	4,626	4,496
Interest payable	973	1,314
Other current liabilities	3,757	2,330
Short-term debt	8,063	5,056
Current maturities of long-term debt	24,986	27,066
Liabilities of discontinued operation, held-for-sale	28,076	26,643

Total Current Liabilities	95,319	79,368
Non-Current Liabilities
Long-term debt less current maturities	16,339	18,369

Total Liabilities	111,658	97,737

Stockholders’ (Deficit) Equity
Common stock, $.01 par value, 25,000,000 shares authorized, 10,455,817 and 8,475,817 shares issued and outstanding	105	85
Additional paid-in capital	14,671	14,372
Accumulated deficit	(19,154)	(1,232)
Accumulated other comprehensive loss	(1,045)	(478)

Total Stockholders’ (Deficit) Equity	(5,423)	12,747

Total Liabilities and Stockholders’ (Deficit) Equity	$106,235	$110,484

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Combined Statements of Operations
UNAUDITED
(in thousands, except per share data)

	For three-month periods ended
		(restated)
	June 30, 2008	June 30, 2007
Operating Revenues
Insurance commissions	$27,201	$27,615
Collateral preservation	3,557	1,363
Consulting fees	—	3,740
Gain (loss) on sale of business	(3,631)	1,161
Initial franchise fees for basic services	—	7,095
Initial franchise fees for buyer assistance plans	—	70
Loss on sale of assets	(1,323)	—
Interest income	71	177
Other income	175	696

Total Operating Revenues	26,050	41,917

Operating Expenses
Commissions expense	22,072	22,126
Payroll expense	6,070	6,187
Depreciation and amortization	492	42
Provision for doubtful accounts	8,076	1,337
Other operating expenses	13,025	9,760

Total Operating Expenses	49,735	39,452

Income (Loss) From Operations	(23,685)	2,465

Other Expenses
Interest expense	642	705

Total Other Expenses	642	705

Income (Loss) from Continuing Operations Before Income Taxes	(24,327)	1,760
Income tax expense (benefit)	(9,237)	612

Net Income (Loss) from continuing operations	(15,090)	1,148
Net Income from discontinued operation	56	216

Net Income (Loss)	$(15,034)	$1,364

Net Income (Loss) Per Share:
Basic and diluted
Net income (loss) from continuing operations	$(1.78)	$0.14
Net income from discontinued operation	0.01	0.03

Net income (loss)	$(1.77)	$0.17

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Combined Statements of Operations
UNAUDITED
(in thousands, except per share data)

	For six-month periods ended
		(restated)
	June 30, 2008	June 30, 2007
Operating Revenues
Insurance commissions	$60,798	$59,623
Collateral preservation	9,270	2,254
Consulting fees	250	4,730
Gain (loss) on sale of business	(4,477)	1,842
Initial franchise fees for basic services	1,320	19,965
Initial franchise fees for buyer assistance plans	—	455
Loss on sale of assets	(1,323)	—
Interest income	84	262
Other income	366	19

Total Operating Revenues	66,288	89,150

Operating Expenses
Commissions expense	46,982	44,967
Payroll expense	12,101	11,973
Depreciation and amortization	962	73
Provision for doubtful accounts	8,428	4,383
Other operating expenses	25,199	20,311

Total Operating Expenses	93,672	81,707

Income (Loss) From Operations	(27,384)	7,443

Other Expenses
Interest expense	1,632	1,258

Total Other Expenses	1,632	1,258

Income (Loss) from Continuing Operations Before Income Taxes	(29,016)	6,185
Income tax expense (benefit)	(11,015)	2,328

Net Income (Loss) from continuing operations	(18,001)	3,857
Net Income from discontinued operation	79	223

Net Income (Loss)	$(17,922)	$4,080

Net Income (Loss) Per Share:
Basic and diluted
Net income (loss) from continuing operations	$(2.12)	$0.48
Net income from discontinued operation	0.01	0.03

Net income (loss)	$(2.11)	$0.51

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Combined Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands, except per share data)

				Retained	Accumulated
			Additional	Earnings	Other
	Common	Common	Paid-In	(Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit)	Loss	Total
Balances, December 31, 2006 (Restated)	2,666,666	$27	$20,459	$9,919	$(167)	$30,238
Exercise of warrant, net of related costs	547,820	5	388	—	—	393
Purchase and retirement of common stock	(128,669)	(1)	(737)	—	—	(738)
Restricted stock awards	390,000	4	(4)	—	—	—
Equity compensation costs	—	—	244	—	—	244
Issuance of stock in connection with merger	5,000,000	50	(50)	—	—	—
Dividend to Parent prior to consummation of merger	—	—	(5,928)	(13,489)	—	(19,417)
Comprehensive income:
Net income	—	—	—	2,338	—	2,338
Changes in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	(311)	(311)

Total comprehensive income						2,027

Balances, December 31, 2007	8,475,817	85	14,372	(1,232)	(478)	12,747
Equity compensation costs	—	—	319	—	—	319
Restricted stock forfeited	(10,000)	—	—	—	—	—
Restricted stock awards	1,990,000	20	(20)	—	—	—
Comprehensive loss:
Net loss	—	—	—	(17,922)	—	(17,922)
Changes in net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	(567)	(567)
Total comprehensive loss						(18,489)

June 30, 2008 (unaudited)	10,455,817	$105	$14,671	$(19,154)	$(1,045)	$(5,423)

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

Brooke Capital Corporation
Combined Statements of Cash Flows
UNAUDITED
(in thousands)

	For six-month periods ended
		(restated)
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net (loss) income	$(17,922)	$4,080
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	962	73
Loss (gain) on sale of businesses	4,477	(1,842)
Loss (gain) on sale of assets	1,323	—
(Increase) decrease in assets:
Accounts and notes receivable	8,958	119
Other receivables	274	(7,433)
Other current assets	(11,234)	3,629
Business inventory	4,831	(1,733)
Purchase of business inventory provided by sellers	105	11,021
Payments on seller notes for business inventory	(2,970)	(4,790)
Increase (decrease) in liabilities:
Accounts and expenses payable	14,696	4,855
Other liabilities	(1,105)	2,526

Net cash provided by operating activities	2,395	10,505

Cash flows from investing activities:
Cash payments for property and equipment	(1,048)	(6,553)

Net cash used in investing activities	(1,048)	(6,553)

Cash flows from financing activities:
Advances to Parent and Affiliates	(4,421)	1,172
Increases in short-term borrowings	3,007	—
Proceeds on debt	—	3,992
Payments on debt	(1,878)	(355)

Net cash used in financing activities	(3,292)	4,809

Net increase (decrease) in cash and cash equivalents	(1,945)	8,761
Cash and cash equivalents, beginning of period	2,174	12,366

Cash and cash equivalents, end of period	$229	$21,127

See accompanying summary of accounting policies and notes to financial statements.

Brooke Capital Corporation
Notes to Combined Financial Statements
UNAUDITED
1. Summary of Significant Accounting Policies
(a) Organization
Brooke Capital Corporation, formerly First American Capital Corporation (the “Company”), is a financial services company incorporated under the laws of the State of Kansas with its principal office located in Overland Park, Kansas. The Company has been listed on the American Stock Exchange since August 30, 2007 under the symbol “BCP.” The Company’s primary business purpose is franchising insurance and related businesses and providing services to its franchisees through its network of regional offices, service centers and sales centers. Other business purposes of the Company are to provide consulting services to business sellers and collateral preservation assistance to lenders. In addition, the Company uses its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, managing general agencies and managing general agencies that own insurance companies, specializing in hard-to-place insurance sales, captive insurance agencies and funeral homes. The Company will also use its expertise to preserve collateral and monitor insurance agency borrowers on behalf of lenders.
Affiliates of the Company have entered into revenue sharing agreements with the Company, which provide that any and all revenues paid under an affiliate’s name are transferred to the Company. These combined financial statements represent the financial position, results of operations, and cash flows of the resulting economic entity known as Brooke Capital Corporation.
The Company is a majority-owned subsidiary of Brooke Corporation (sometimes referred to “Parent” or as the “Parent Company”), a Kansas corporation, whose stock is listed on the NASDAQ Stock Exchange under the symbol “BXXX.” Brooke Corporation’s registered office is located in Overland Park, Kansas.
The subsidiaries of the Company are as follows:
First Life America Corporation (“First Life” or “FLAC”) is a licensed insurance company distributing a broad range of individual life and annuity insurance products to individuals in eight states. As a sale of First Life is pending, it has been presented as a discontinued operation and its assets and liabilities being sold are presented as held-for-sale in these financial statements.
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
Brooke Investments, Inc. is a Kansas corporation that acquires real estate for lease to franchisees or other purposes. In addition, to help preserve collateral interests, Brooke Investments enters into real estate leases that are subleased or licensed to franchisees. Effective July 1, 2008, all franchise operations were transferred to Brooke Investments, Inc. and it became the named franchisor.
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
Brooke Funeral Services Company, LLC, a Delaware corporation, was created to offer funeral services and life insurance through the Company’s network of funeral franchisees. Brooke Funeral Services Company, LLC has acquired ownership of franchise agreements from Brooke Corporation and/or the Company as part of an arrangement to preserve collateral on behalf of Aleritas Capital Corp., a majority-owned subsidiary of Brooke Corporation, as required by the securitization process. Brooke Funeral Services Company, LLC has contracted with Brooke Corporation and/or the Company for performance of any obligations to agents associated with all such franchise agreements.
First Capital Venture, Inc. is a shell company with no operations and no plans for operations at this time.
The affiliates included in these combined statements are as follows:
Brooke Agency Services Company LLC is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through the Company’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of certain franchise agreements from Brooke Corporation and/or the Company as part of an arrangement to preserve collateral on behalf of Aleritas Credit Corp., as required by the securitization process. Brooke Agency Services Company LLC is a wholly-owned subsidiary of Brooke Corporation and has contracted with Brooke Corporation and/or the Company for performance of any obligations to agents associated with all such franchise agreements.
Brooke Agency Services Company of Nevada, LLC, is a licensed Nevada insurance agency, wholly-owned by Brooke Corporation, that holds insurance contracts in Nevada for the Company.
The Company has business transactions with another affiliate, Aleritas Capital Corp., “Aleritas,” a Delaware corporation, operating as a specialty finance company lending primarily to locally-owned businesses that sell insurance. Aleritas is a majority-owned subsidiary of Brooke Corporation and its stock is traded over the counter (OTCBB: BRCR).
(b) Basis of Presentation
On November 15, 2007, the Company completed a merger with Brooke Franchise Corporation (“Brooke Franchise”), which was then a wholly-owned subsidiary of Brooke Corporation. Pursuant to the Merger Agreement, Brooke Franchise was merged with and into the Company, resulting in the Company being the survivor. The transaction was accounted for in accordance with the guidance under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” issued by the Financial Accounting Standards Board (“FASB”).
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
Prior periods’ financial statements and related disclosures have been restated to furnish comparative information for the periods during which the Company and Brooke Franchise have been under common control.
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
Discontinued Operation - On July 18, 2008, the Company entered into an agreement to sell its wholly-owned life insurance subsidiary, First Life America Corporation (“First Life” or “FLAC”) to First Trinity Financial Corporation. The sale is subject to customary regulatory approval by the Kansas Insurance Department. During the second quarter 2008, the Company had committed to a plan to sell First Life. Accordingly, as of June 30, 2008, First Life has been presented as a discontinued operation and its assets and liabilities being sold are presented as held-for-sale in the Company’s combined financial statements. All periods presented have been reclassified to reflect this discontinued operation. See additional information in Note 20.
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
(e) Allowance for Doubtful Accounts
The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $6,700,000 and $1,114,000 at June 30, 2008 and December 31, 2007, respectively, have been established. The Company has historically assisted its franchisees with cash flow by providing commission advances because of cyclical fluctuations in commission receipts, but expects repayment of all such advances within the 30-day franchise statement cycle and is placed on a watch list if not paid within four months. At June 30, 2008, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status. Effective August 15, 2008, the Company will no longer provide commission advances.
The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended June 30, 2008 and December 31, 2007. Additions to the allowance for doubtful accounts are charged to expense. Charges to expense during 2007 were reduced as a result of Brooke Corporation’s guaranty of certain receivables of Brooke Franchise totaling $2,485,000 in connection with the November 15, 2007 merger transaction:

Valuation and Qualifying Accounts
(in thousands)

	Balance at
	Beginning of	Charges to		Balance at
	Period	Expenses	Write Offs	End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2007	$1,466	$4,276	$4,628	$1,114
Period ended June 30, 2008	$1,114	$6,645	$1,059	$6,700
The Company does not accrue interest on loans that are 90 days or more delinquent and payments received on all such loans are applied to principal. Loans and accounts receivable are written off when management determines that collection is unlikely. This determination is made based on management’s experience and evaluation of the debtor’s circumstances.
(f) Revenue Recognition
Commissions. The Company has estimated and accrued a liability for commission refunds of $404,000 and $481,000 at June 30, 2008 and December 31, 2007, respectively.
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
(h) Amortizable Intangible Assets
Amortization was $28,000 and $31,000 for the six-month periods ended June 30, 2008 and 2007, respectively.
(i) Income Taxes
The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for cumulative temporary differences between balances of assets and liabilities determined under accounting principles generally accepted in the United States of America and balances determined for tax reporting purposes.
(j) Investment in Businesses
The number of businesses purchased to hold in inventory for sale for the six-month periods ended June 30, 2008 and 2007 was 2 and 11, respectively. Correspondingly, the number of businesses sold from inventory for the six-month periods ended June 30, 2008 and 2007 was 5 and 9, respectively. At June 30, 2008 and December 31, 2007, the “Investment in Businesses” inventory consisted of 3 businesses and 6 businesses, respectively, with fair market values totaling $951,000 and $9,413,000, respectively.

(k) Net Earnings Per Share Data
Basic net income per common share is calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding. Diluted net income is calculated by including the weighted average effect of dilutive warrants outstanding during the periods. The weighted average number of shares issuable upon the exercise of outstanding warrants assumes that the applicable proceeds from such exercises are used to acquire treasury shares at the average price of common stock during the periods. Basic and diluted earnings per share from continuing operations for the three and six-month periods ended June 30, 2008 and 2007 were determined as follows (adjusted for the 1-for-3 reverse stock split effective in April 2007 and the issuance of 5,000,000 shares in connection with the merger of Brooke Franchise with and into the Company):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(in thousands, except share data)	2008	2007	2008	2007
Numerator:
Net income (loss) — from continuing operations — numerator for basic earnings per share	$(15,090)	$1,148	$(18,001)	$3,857
Effect of dilutive securities	0	0	0	0

Numerator for diluted earnings per share	(15,090)	1,148	(18,001)	3,857

Denominator:
Average common shares outstanding (after the effect of 1-for-3 reverse stock split and issuance of 5,000,000 shares to effect merger) used for basic and diluted earnings per share	8,487,685	8,101,568	8,480,652	8,063,890

Earnings (loss) per share from continuing operations:
Basic and diluted	$(1.78)	$0.14	$(2.12)	$0.48

Diluted earnings per share for the above periods excludes the impact of outstanding warrants to purchase 49,999 shares as the impact would be antidilutive.
(l) Other Current Assets
Included in other current assets are certain deposits and prepaid and other current amounts. The carrying values of these other assets approximate their fair values.
(m) Advertising
Total advertising and marketing expenses for the six-month periods ended June 30, 2008 and 2007 were $6,673,000 and $7,371,000, respectively.
(n) Restricted Cash
The Company holds insurance commissions for the special purpose entities Brooke Acceptance Company, LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC, and Brooke Securitization Company 2006-1, LLC, all wholly-owned subsidiaries of Aleritas Capital Corp., for the purpose of making future loan payments, and the use of these funds is restricted. The amount of commissions held at June 30, 2008 and December 31, 2007 was $234,000 and $171,000, respectively.

(o) Stock-Based Compensation
The Company has granted restricted stock awards to certain officers and directors pursuant to The Brooke Capital Corporation 2007 Equity Incentive Plan. Compensation costs were determined based upon the fair value of the awards on their respective grant dates and are being recorded as expense over the related vesting periods.
2. Transactions with the Parent Company
The Company is a majority-owned subsidiary of Brooke Corporation. The Company relies on Brooke Corporation to provide facilities, administrative support, cash management, and accounting services. The Company pays a monthly administrative fee for these shared services. For the three-month periods ended June 30, 2008 and 2007, the total amount paid to the Parent Company was $450,000 and $735,000, respectively. For the six-month periods ended June 30, 2008 and 2007, the total amount paid to the Parent Company was $900,000 and $1,935,000, respectively.
The majority of cash required for operations is kept in a common corporate checking account and amounts due to or amounts due from the Parent Company are netted, and recorded on the balance sheet as a Parent Company receivable or Parent Company payable, accordingly. The Parent Company receivable at June 30, 2008 and December 31, 2007 resulted primarily from the additional cash generated from the Company’s purchase and sale of a business activity. At June 30, 2008 and December 31, 2007, the Company reported receivables from its Parent Company and other related parties of $22,862,000 and $18,441,000, respectively, as a result of this and other transactions with affiliates. Included in the current balance is $4,700,000 related to the Delta Plus Holdings transaction of retail business, along with $1,014,000 for the guarantee of accounts receivable. Transactions between affiliates in the normal course of operations were $4,236,000 with the remaining in common accounts.
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
At June 30, 2008 and December 31, 2007, the Company reported income taxes refundable of $11,322,000 and $1,187,000, respectively. These amounts represent income taxes expected to be refunded as a result of the Company’s ability to carry back current net operating losses through its consolidated returns filed with the Parent Company in prior years.
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
Brooke Corporation has guaranteed loans on behalf of the Company.
3. Accounts and Notes Receivable, net
At June 30, 2008 and December 31, 2007, accounts and notes receivable consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Business loans	$3,600	$4,263
Less: Business loans sold	(3,134)	(1,662)
Plus: Loan participation classified as secured borrowing	3,134	1,662
Allowance for loan losses	(800)	—

Total notes receivable, net	2,800	4,263
Interest earned not collected on notes	81	322
Customer receivables	22,928	24,596
Allowance for doubtful accounts	(6,700)	(1,114)

Total accounts and notes receivable, net	$19,109	$28,067

Loan participations represent the transfer of notes receivable, by sale, to “participating” lenders. These transfers are accounted for by the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Of the notes receivable sold at June 30, 2008 and December 31, 2007, none were accounted for as sales because the transfers did not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
4. Property and Equipment
A summary of property and equipment at June 30, 2008 and December 31, 2007 is as follows (in thousands):

	June 30, 2008	December 31, 2007
Land	$202	$202
Buildings and leasehold improvements	6,811	6,767
Furniture and equipment	5,014	5,664
Computer equipment	3,234	3,655
Automobiles	978	1,051

Total property and equipment	16,239	17,339
Accumulated depreciation and amortization	(4,244)	(4,162)

Net property and equipment	$11,995	$13,177

Depreciation expense was $935,000 and $42,000 during the six-month periods ended June 30, 2008 and 2007, respectively.
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
5. Bank Loans, Notes Payable, and Other Long-Term Obligations
At June 30, 2008 and December 31, 2007, bank loans, notes payable and other long-term obligations consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Seller notes payable. These notes are payable to the sellers of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75% and maturities ranging through January 2011. A particular seller note payable has an interest rate of 7.00% and matures September 2015.	$16,154	$19,123
Columbian Bank and Trust Company, due July 2008. Interest rate is variable and was 5.00% at June 30, 2008. Interest and principal are due in one payment at maturity. Collateralized by accounts receivable.	7,500	4,355
Citizens Bank and Trust Company, due August 2008. Interest rate is variable at Prime plus 3.00% and is due quarterly with principal due at maturity. Interest rate was 8.00% at June 30, 2008. Parent Company has pledged stock it owns in Aleritas Credit Corp. and the Company.	8,750	9,000
Participating Lenders, due December 2011. Interest rate is variable and was 9.50% at June 30, 2008. Principal payments are scheduled during the note’s term with the unpaid balance due at maturity (December 31, 2011). Collateralized by stock in subsidiary and other assets.	12,137	12,382
Aleritas Credit Corp., due September 2015. Interest rate is variable and was 8.50% at June 30, 2008. Interest and principal are due monthly. Collateralized by various assets of the Company.	383	1,022
First National Bank of Phillipsburg, variable interest rate (7.75% at June 30, 2008) with scheduled principal payments through maturity at August 2017. Collateralized by real estate.	707	728
Aleritas Credit Corp., various notes with variable interest rates from 8.50% to 9.00% at June 30, 2008, with maturities ranging from October 2011 to January 2021. Principal payments are scheduled on each note through its respective maturity date. Collateralized by real estate.	1,807	1,891
Fidelity Bank, variable interest rate (7.75% at June 30, 2008) with scheduled principal payments through maturity at September 2021. Collateralized by real estate.	1,950	1,990

Total bank loans and notes payable	49,388	50,491
Less: Current maturities and short-term debt	(33,049)	(32,122)

Total long-term debt	$16,339	$18,369

The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $37,165,000 and $47,282,000 at June 30, 2008 and December 31, 2007, respectively.
In connection with the outstanding loan and related debt agreements with Citizens Bank and Trust Company and various participating lenders, the Company has committed to certain covenants wherein the Company, certain of the Company’s subsidiaries and/or Parent will maintain certain benchmarks with respect to their: (1) regulatory status; (2) outstanding litigation; (3) liquidity; and (4) solvency as defined in the relevant agreement.
In addition, the Company has agreed to certain restrictions applicable to it and certain of its subsidiaries regarding, among other things, (1) investment in other affiliates, (2) payment of any dividends or distributions, (3) incurrence of additional debt, (4) pledging of certain assets, (5) reorganization and merger, and (6) disposition of assets.

On March 11, 2008, Keith Bouchey, President and CEO of Brooke Corporation, resigned and on March 12, 2008, the stock price of Aleritas fell below the stated value in the loan covenants on the Citizens Bank and Trust note. During March 2008, the note was renegotiated with a maturity of May 30, 2008 and a new minimum stated value for Aleritas stock held as collateral. Since that time, the stock has traded below the current minimum stated value and the maturity date was extended to August 29, 2008. In connection with the recently announced sale of First Life, the Company has committed that it will apply the proceeds from this sale toward the ultimate retirement of this note. Accordingly, Citizens has agreed in principle to extend the note until the sale of First Life is consummated. The sale is subject to customary regulatory approval by the Kansas Insurance Department and is expected to close before the end of 2008.
None of the Amortizable Intangible Assets described in Note 15 and none of the Acquisitions and Divestitures described in Note 12 were financed with seller notes payable at June 30, 2008.
Interest incurred on bank loans and notes payable for the six-month periods ended June 30, 2008 and 2007 was $1,632,000 and $1,258,000, respectively. Interest payable was $973,000 and $1,314,000 at June 30, 2008 and December 31, 2007, respectively.
The future scheduled maturities of debt are as follows (in thousands):

Twelve-Month Periods Ending
June 30,
2009	$33,049
2010	3,225
2011	2,611
2012	7,312
2013	413
Thereafter	2,778

$49,388

6. Leases
The Company leases space for itself and on behalf of its agents. Future long-term payments related to these operating leases at June 30, 2008 are as follows (in thousands):

Twelve-Month Periods Ending
June 30,
2009	$8,729
2010	5,810
2011	2,563
2012	798
2013	279
Thereafter	204

Total	$18,383

7. Income Taxes
Federal income tax expense differs from the amount computed by applying the statutory Federal income tax rate for the six-month periods ended June 30, 2008 and 2007 as follows:

	Six-Month Periods Ended
	June 30,
	2008	2007
U.S. Federal statutory tax rate	(35)%	35%
State statutory rate	(4)	4
Miscellaneous	1	(1)

	(38)%	38%

Deferred tax assets and liabilities are recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse. The Company’s net deferred tax assets/liabilities arising from continuing operations at June 30, 2008 include the benefit associated with net operating loss carryforwards and this amount is largely offset by a valuation allowance.
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
The Company filed a consolidated federal income tax return with First Life and Brooke Capital Advisors for the year ended December 31, 2006 and plans to do so for the period ended November 15, 2007 (the effective date of its merger with Brooke Franchise). The Company filed as a part of the Brooke Corporation consolidated federal return for the remaining portion of 2007 and plans to so file for the period ended June 29, 2008 as Brooke Corporation’s ownership of the Company exceeded 80% through that date. Prior to the merger, Brooke Franchise had historically been included as a part of the consolidated returns filed by Brooke Corporation.
8. Employee Benefit Plans
Substantially all of the Company’s employees are eligible to participate in Brooke Corporation’s defined contribution retirement plan. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company will match 50% of employee contributions up to a maximum of $3,000 or 3% of compensation and may contribute an additional amount to the plan at the discretion of the Board of Directors. During the six-month period ended June 30, 2008, the Company recorded $128,000 in employer contributions to the plan. No employer contributions were recorded during the six months ended June 30, 2007.

9. Concentration of Credit Risk
Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At June 30, 2008, the Company had account balances of $3,146,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.
10. Segment and Related Information
The Company’s operations are conducted through its Insurance Agency Operations and Corporate segments.
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
As of June 30, 2008, the related financial results of First Life America Corporation are presented as a discontinued operation and the assets and liabilities of that business are presented as held-for-sale in the combined financial statements. First Life sells life insurance and annuity products in eight states throughout the Midwest. All periods presented have been reclassified to reflect this discontinued operation. See Note 20 for additional information.
The segments’ accounting policies and reporting practices are the same as those described in the summary of significant accounting policies.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and six-month periods ended June 30, 2008 and 2007 (in thousands):

			Elimination
	Insurance		of
	Agency		Intersegment	Continuing	Discontinued
	Operations	Corporate	Activity	Operations	Operation
Three-Month Period Ended June 30, 2008
Insurance commissions	$27,201	$—	$—	$27,201	$—
Collateral preservation	3,557	—	—	3,557	—
Insurance premiums earned	—	—	—	—	898
Interest income	130	70	129	71	408
Consulting fees	—	—	—	—	—
Initial franchise fees for basic services	—	—	—	—	—
Loss on sale of businesses and assets	(4,954)	—	—	(4,954)	—
Other income	175	—	—	175	61

Total Operating Revenues	26,109	70	129	26,050	1,367

Interest expense	696	75	129	642	—
Commissions expense	22,072	—	—	22,072	49
Payroll expense	6,018	52	—	6,070	134
Depreciation and amortization	479	13	—	492	195
Provision for doubtful accounts	8,076	—	—	8,076	—
Other operating expenses	12,865	160	—	13,025	933

Income Before Income Taxes	(24,097)	(230)	—	(24,327)	56

Segment assets	75,000	12,000	(16,000)	71,000	35,000

Expenditures for segment assets	$368	$—	$—	$368	$—

Three-Month Period Ended June 30, 2007
Insurance commissions	$27,615	$—	$—	$27,615	$—
Collateral preservation	1,363	—	—	1,363	—
Insurance premiums earned	—	—	—	—	849
Interest income	95	82	—	177	352
Consulting fees	3,740	—	—	3,740	—
Initial franchise fees for basic services	7,095	—	—	7,095	—
Initial franchise fees for buyers assistance plans	70	—	—	70	—
Gain on sale of businesses	1,161	—	—	1,161	—
Other income	696	—	—	696	60

Total Operating Revenues	41,835	82	—	41,917	1,261

Interest expense	705	—	—	705	—
Commissions expense	22,126	—	—	22,126	50
Payroll expense	5,997	190	—	6,187	116
Depreciation and amortization	31	11	—	42	212
Provision for doubtful accounts	1,337	—	—	1,337	—
Other operating expenses	9,503	257	—	9,760	667

Income Before Income Taxes	2,136	(376)	—	1,760	216

Segment assets	86,000	1,000	—	87,000	31,000

Expenditures for segment assets	$6,551	$—	$—	$6,551	$—

The table below reflects summarized financial information concerning the Company’s reportable segments for the six-month periods ended June 30, 2008 and 2007 (in thousands):

			Elimination
	Insurance		of
	Agency		Intersegment	Continuing	Discontinued
	Operations	Corporate	Activity	Operations	Operation
Six-Month Period Ended June 30, 2008
Insurance commissions	$60,798	$—	$—	$60,798	$—
Collateral preservation	9,270	—	—	9,270	—
Insurance premiums earned	—	—	—	—	2,000
Interest income	590	132	638	84	805
Consulting fees	250	—	—	250	—
Initial franchise fees for basic services	1,320	—	—	1,320	—
Loss on sale of businesses and assets	(5,800)	—	—	(5,800)	—
Other income	360	6	—	366	121

Total Operating Revenues	66,788	138	638	66,288	2,926

Interest expense	2,127	143	638	1,632	—
Commissions expense	46,982	—	—	46,982	104
Payroll expense	12,026	75	—	12,101	312
Depreciation and amortization	937	25	—	962	385
Provision for doubtful accounts	8,428	—	—	8,428	—
Other operating expenses	24,884	315	—	25,199	2,046

Income Before Income Taxes	(28,596)	(420)	—	(29,016)	79

Segment assets	75,000	12,000	(16,000)	71,000	35,000

Expenditures for segment assets	$1,035	$—	$—	$1,035	$13

Six-Month Period Ended June 30, 2007
Insurance commissions	$59,623	$—	$—	$59,623	$—
Collateral preservation	2,254	—	—	2,254	—
Insurance premiums earned	—	—	—	—	1,922
Interest income	173	89	—	262	667
Consulting fees	4,730	—	—	4,730	—
Initial franchise fees for basic services	19,965	—	—	19,965	—
Initial franchise fees for buyers assistance plans	455	—	—	455	—
Gain on sale of businesses	1,842	—	—	1,842	—
Other income	19	—	—	19	124

Total Operating Revenues	89,061	89	—	89,150	2,713

Interest expense	1,258	—	—	1,258	—
Commissions expense	44,967	—	—	44,967	109
Payroll expense	11,759	214	—	11,973	240
Depreciation and amortization	46	27	—	73	394
Provision for doubtful accounts	4,383	—	—	4,383	—
Other operating expenses	19,927	384	—	20,311	1,747

Income Before Income Taxes	6,721	(536)	—	6,185	223

Segment assets	86,000	1,000	—	87,000	31,000

Expenditures for segment assets	$6,551	$—	$—	$6,551	$ _2

11. Related Party Information
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

In connection with loans originated through Aleritas, beginning in 2004, the Company has entered into separate Collateral Preservation Agreements with Aleritas. Under these agreements, the Company provides Aleritas with collateral preservation services and assistance with loss mitigation of distressed loans. On certain loan types, the Company is compensated by upfront and ongoing fees paid by Aleritas. For the six-month periods ended June 30, 2008 and 2007, $9,270,000 and $2,254,000 in compensation was paid to the Company for services provided under these agreements. At June 30, 2008 and December 31, 2007, Aleritas owed $1,161,000 and $449,000, respectively, to the Company under this agreement. During the six-month periods ended June 30, 2008 and 2007, net compensation received by the Company totaled $8,416,000 and $291,000, respectively, under these agreements.
In September 2005, Aleritas made a loan to Brooke Franchise, in the amount of $1,190,000, with a maturity date of September 15, 2015. The balance of this loan was $383,000 at June 30, 2008 and $1,022,000 at December 31, 2007. Terms of the loan state a variable interest rate, daily adjustable, of 3.50% above the New York Prime Rate with payments of principal and interest due monthly. At June 30, 2008 and December 31, 2007, respectively, interest payable on this loan totaled $1,000 and $5,000.
During 2005 and 2006, Aleritas made various loans to Brooke Investments (totaling $1,807,000 at June 30, 2008 and $1,891,000 at December 31, 2007) with variable interest rates and maturities ranging from October 2011 to January 2021. Principal payments are scheduled on each note through its respective maturity date and interest rates were 8.50% to 9.00% at June 30, 2008. At June 30, 2008 and December 31, 2007, respectively, interest payable on these loans totaled $7,000 and $8,000.
During the six-month periods ended June 30, 2008 and 2007, interest expense on these loans with Aleritas totaled $116,000 and $180,000, respectively.
In December 2007, Brooke Capital Advisors, Inc., a wholly-owned subsidiary of the Company, loaned $12,382,000 to the Company. The interest rate on the loan is variable, at 4.50% over the Prime Rate as published in The Wall Street Journal, and monthly payments of $222,000 are scheduled with a final payment of $5,910,000 due in December 2011. Payment of the loan is secured by the guaranty of Brooke Corporation and by the Company’s pledge of its stock in First Life. Upon the expected closing of the sale of First Life by the Company and the pay-off of the loan from Citizens Bank and Trust, Brooke Corporation intends to pledge five million of its shares of Company common stock as replacement collateral. The Company has also agreed to pledge its stock in Delta Plus Holdings, Inc. and certain Delta Plus subsidiaries, including Traders Insurance Company, upon the acquisition of Delta Plus from Brooke Corporation. Brooke Capital Advisors initially sold the entire participating interest in this loan to Brooke Holdings, Inc.; however, at June 30, 2008, all but $1,061,000 of the $12,137,000 amount outstanding has been sold to other participating lenders, and $6,554,000 remained payable to Brooke Holdings, Inc. The amount payable to Brooke Holdings is reported as a part of accounts payable. In addition, during March 2008, the Company loaned $1,980,000 to Brooke Holdings, Inc. At June 30, 2008, all but $480,000 of this amount had been sold to a participating lender. Brooke Holdings, Inc. is controlled by Robert D. Orr, Chairman of the Board and Chief Executive Officer of the Company, and Leland G. Orr, President and Chief Executive Officer of Brooke Corporation and formerly Chief Financial Officer of the Company, who owned approximately 74% and 22%, respectively, of its outstanding shares of stock as of August 15 2008.
The DB Group, Ltd., a wholly-owned subsidiary of Brooke Brokerage Corporation, is a captive insurance company incorporated in Bermuda. The DB Group, Ltd. insures a portion of the professional insurance agents’ liability exposure of the Company, its affiliated companies and its franchisees and had a policy in force on June 30, 2008 that provided $5,000,000 of excess professional liability coverage. Brooke Brokerage Corporation is a wholly-owned subsidiary of Brooke Corporation that serves as a parent holding company to the DB Group, Ltd. and other subsidiaries involved in the brokerage business.
Anita Lowry is the sister of Robert D. Orr, Chairman of the Board and Chief Executive Officer of the Company and Leland G. Orr, President and Chief Executive Officer of Brooke Corporation and formerly Chief Financial Officer of Brooke Capital Corporation and is the mother of Michael S. Lowry, Vice President of Aleritas, and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. Don and Anita Lowry sold American Heritage Agency, Inc. during the first quarter of 2008.

The Company maintains deposit accounts with Brooke Savings Bank, a wholly-owned subsidiary of Brooke Bancshares, Inc., which is a wholly-owned subsidiary of Brooke Corporation. At June 30, 2008 and December 31, 2007, the Company had $4,813,000 and $2,613,000, respectively, on deposit with the Bank.
12. Acquisitions and Divestitures
On March 30, 2007, Brooke Franchise acquired all of the insurance agency assets of Christopher Joseph & Company, a subsidiary of Delta Plus Holdings, Inc., from Brooke Corporation. Christopher Joseph & Company was acquired on that same date by Brooke Corporation in connection with its acquisition of Delta Plus. See Note 2 for more information about this transaction.
During May 2007, Brooke Franchise acquired a 100% interest in Brooke Investments, Inc., from Brooke Corporation. Brooke Investments acquires real estate for lease to franchisees, for corporate use and other purposes. See Note 6 for more information regarding the Company’s operating leases. Effective July 1, 2008, all franchise operations were transferred to Brooke Investments, Inc. and it became the named franchisor.
On September 28, 2007, Brooke Franchise acquired 60 insurance agency locations from entities associated with Chicago-based J and P Holdings Inc. The agencies currently sell auto insurance under the trade names of Lone Star Auto, Insurance Xpress, Car Insurance Store, Hallberg Insurance Agency and Hallberg Xpress in Colorado, Illinois, Kansas, Missouri and Texas. The acquired agencies will be converted into Brooke franchises or merged into existing Brooke franchise locations. At June 30, 2008, 53 of the acquired agencies had been so converted or merged.
13. Stockholders’ Equity Transactions
On December 8, 2006, the Company closed on a Stock Purchase and Sale Agreement (“2006 Stock Purchase Agreement”) with Brooke Corporation. Pursuant to the agreement, the Company committed, through a series of steps, to sell shares of common stock that would represent approximately 55% of the outstanding shares of the Company to Brooke Corporation in exchange for $3,000,000 in cash and execution of a Brokerage Agreement. At closing, the Company issued 3,742,943 shares of common stock (1,247,647 shares after the effects of the April 2007 1-for-3 reverse stock split) to Brooke Corporation, representing approximately 46.8% of the Company’s then authorized, issued and outstanding common stock, for $2,552,000 and executed and delivered the Brokerage Agreement. As part of the closing, the Company issued Brooke Corporation a warrant to purchase an additional 1,643,460 shares of common stock (547,820 shares, post-split) for $448,000, such shares to be authorized for issuance pursuant to then forthcoming amendments to the Company’s Articles of Incorporation. The Articles of Incorporation were amended on January 31, 2007, and Brooke Corporation exercised the Warrant on the same day.
As part of the consideration under the 2006 Stock Purchase Agreement, Brooke Capital Advisors and CJD & Associates, L.L.C. (“CJD”), Brooke Corporation’s brokerage subsidiary, entered into an agreement by which, as of that date, Brooke Capital Advisors began transacting all new managing general agent loan brokerage business (formerly operated by CJD). CJD operated such a business prior to closing of the 2006 Stock Purchase Agreement and, as part of the Brokerage Agreement, agreed not to engage in any new managing general agent loan brokerage business. Pursuant to the terms of the 2006 Stock Purchase Agreement, Brooke Corporation will contribute funds to the Company as additional consideration for the issuance of the shares of the Company’s common stock acquired, to the extent the pretax profits of Brooke Capital Advisors do not meet a three-year $6 million pretax profit goal in accordance with an agreed upon schedule set forth in the 2006 Stock Purchase Agreement. Brooke Capital Advisors reported pretax income of approximately $7,773,000 and $1,084,000 during 2007 and 2006, respectively. During the first six months of 2008, Brooke Capital Advisors reported a pretax loss of $1,705,000.
The Warrant issued in connection with the 2006 Stock Purchase Agreement was exercised by Brooke Corporation on January 31, 2007. Warrants outstanding at December 31, 2007 and June 30, 2008 include one issued to a former officer and another to a former outside director of the Company for 16,666 and 33,333 shares, respectively. These warrants were authorized by the Company’s former Board of Directors prior to the closing of the 2006 Stock Purchase Agreement. The warrants became exercisable on December 8, 2006 either in whole or in part for a period of ten years from that date at an exercise price of $1.72 per share, the assumed market price of the Company’s stock at the date of grant ($5.16 per share after the effects of the April 2007 1-for-3 reverse stock split). The fair value of these warrants was estimated as of the grant date using an accepted valuation model in accordance with SFAS No. 123R, “Share-Based Payment.” Significant assumptions included a risk-free rate of 4.56%, and expected volatility of 10% and a dividend rate of 0%. In the case of the former officer, the estimated value of the warrant, $32,000, was recorded as compensation expense. In the case of the former director, the estimated value of the warrant, $64,000, was recorded as a reduction of related stock issuance costs. Warrants outstanding are considered in the Company’s reported diluted earnings per share to the extent they are deemed to have a dilutive effect on reported earnings.

Coincident with the closing of the 2006 Stock Purchase Agreement, other warrants previously issued by the Company and held by Brooke Corporation were cancelled. Three separate warrants would have allowed Brooke Corporation to purchase up to 50,000 shares of common stock (for each warrant) at prices of $1.71, $3.35 and $5.00, respectively, beginning in 2012 or immediately prior to any earlier change of control involving the Company and were due to expire no later than 2015. The warrants were issued in connection with an earlier transaction wherein the Company acquired 450,500 shares of its common stock previously held by Brooke Corporation for a purchase price of $770,000 ($1.71 per share). All but $200,000 of the purchase price was financed by Aleritas, a wholly-owned subsidiary of Brooke Corporation at that time, at a fixed interest rate of 8% over a ten-year period. The note to Aleritas was paid in full prior to the closing of the 2006 Stock Purchase Agreement.
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
On April 2, 2007, the Company concluded a modified “Dutch auction” tender offer for shares of its common stock, purchasing 379,248 shares (126,416 shares post-split) at a price of $1.60 per share ($4.80 per share post-split) for an aggregate purchase price of approximately $607,000. Upon completion of the offer and the following reverse stock split (effective on April 13, 2007), the Company had 3,085,817 shares of common stock outstanding (after the purchase of fractional shares representing the equivalent of 2,253 shares).
As discussed in Note 14, during 2007 and 2008 the Company’s Board of Directors made awards of restricted shares of its common stock to officers and directors of the Company under The Brooke Capital Corporation 2007 Equity Incentive Plan.
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
Following is a summary of the amounts of revenue and net income reported in these financial statements for 2007 as previously reported by the separate companies (in thousands):

Six-Month Period Ended June 30, 2007	Operating Revenues	Net Income (Loss)
Brooke Franchise	$84,820	$2,348
Brooke Capital	7,043	1,732

On a combined basis	91,863	4,080
Less discontinued operation	2,713	223

From continuing operations	$89,150	$3,857

Prior to the merger, Brooke Corporation owned 100% of Brooke Franchise and 53% of the Company. As a result of the closing of the merger, Brooke Corporation owned approximately 81% of the Company’s common stock. At June 30, 2008, Brooke Corporation owned approximately 66% of the Company’s stock.
14. Stock-Based Compensation
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
The Plan authorizes the issuance of up to 2,400,000 shares of Company common stock to be issued pursuant to awards made under the Plan in the form of non-qualified stock options, incentive stock options, restricted shares of common stock, stock appreciation rights, performance units and restricted share units. On August 15, 2007 and June 30, 2008, the Compensation Committee of the Board of Directors of the Company awarded restricted shares of 390,000 and 1,990,000, respectively, to officers and directors of the Company or its affiliates. At June 30, 2008, a total of 2,370,000 of these restricted shares remain outstanding.
Pursuant to the Restricted Shares Agreement between the Company and each recipient, the recipients are entitled to receive dividends and vote their shares in matters submitted to shareholder vote. Transfer restrictions lapse in one-third annual increments and will automatically lapse for approximately 1,900,000 of the shares awarded upon the sale of all or substantially all of the assets of the Company or the sale by Brooke Corporation, the Company’s controlling shareholder, of all of its Company common stock. For the remaining shares outstanding, transfer restrictions will lapse for 50% of all remaining unvested shares upon such a sale or change in control, and will lapse for all remaining unvested shares upon the first anniversary of such an event.
The fair value of an award is determined based upon the market price for the Company’s common stock during the ten consecutive trading days immediately preceding the valuation date, as set forth in the Plan. Accordingly, the fair value for the restricted share awards granted on June 30, 2008 were determined to be $2.32 per share. As the shares of the Company’s common stock were not listed for trading on any exchange on the August 15, 2007 award date (prior to their listing on the American Stock Exchange on August 30, 2007), the Compensation Committee determined the fair value for the restricted share awards granted on August 15, 2007 to be $5.00 per share, as provided under the terms of the Plan.
During the six-month period ended June 30, 2008, the Company recorded approximately $319,000 in compensation cost along with related deferred income tax benefits of $121,000. As of June 30, 2008, there was $5,955,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized on a straight-line basis over the remaining terms of the three year vesting periods ending on August 15, 2010 and June 30, 2011.
Accordingly, the Company expects to record additional compensation cost related to this plan as follows:

Periods Ended December 31,
Six months then ended 2008	$1,084,000
Year ended 2009	2,169,000
Year ended 2010	1,932,000
Year ended 2011	770,000

Total	$5,955,000

15. Amortizable Intangible Assets
There are no intangible assets with indefinite useful lives at June 30, 2008. The intangible assets with definite useful lives had values of $525,000 and $553,000 at June 30, 2008 and December 31, 2007, respectively. Amortization expense on intangible assets, including those sold during the year, was $28,000 and $31,000 for the six-month periods ended June 30, 2008 and 2007.
Amortization expense for amortizable intangible assets for the twelve-month periods ending June 30, 2009, 2010, 2011, 2012 and 2013 is estimated to be $53,000, $47,000, $42,000, $37,000 and $29,000, respectively.
16. Supplemental Cash Flow Disclosures

	Six-Month Periods Ended
	June 30, 2008	June 30, 2007
Supplemental disclosures (in thousands):
Cash paid for interest	$1,973	$600

Cash paid for income tax	$—	$—

Business inventory decreased from December 31, 2007 to June 30, 2008. During the six-month periods ended June 30, 2008 and 2007, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $105,000 and $11,021,000, respectively, the write down to realizable value of inventory of $4,317,000 and $300,000, respectively, and the change in inventory of $8,462,000 and $(1,433,000), respectively. Payments on seller notes were $2,970,000 and $4,790,000 in 2008 and 2007, respectively.

	Six-Month Periods Ended
(in thousands)	June 30, 2008	June 30, 2007
Purchase of business inventory	$(370)	$(18,439)
Sale of business inventory	4,620	27,727

Net cash provided from sale of business inventory	4,250	9,288
Cash provided by sellers of business inventory	(105)	(11,021)
Write down to realizable value of inventory	4,317	300

(Increase) decrease in inventory on balance sheet	$8,462	$(1,433)

17. Contingencies
Previously, the Company had been expected to issue 500,000 shares of its common stock to Brooke Corporation in connection with the completion of the Exchange Agreement, dated August 31, 2007, as amended, among Brooke Corporation, Delta Plus and the Company wherein the Company would have received all of the outstanding stock of Delta Plus. Continued difficulty in the general credit markets has required the Company to forego committing capital for insurance company operations. Accordingly, the Company is exploring strategic alternatives, including the currently pending sale of First Life and either the termination of the Exchange Agreement or the sale of Delta Plus by the Company if the Exchange Agreement is completed. The Company intends to use proceeds from the sale of First Life to repay short-term bank debt.
Brooke Corporation currently owns 100% of Delta Plus and 66% of the Company. If the Exchange Agreement is completed, Brooke Corporation is expected to own approximately 67% of the Company’s common stock.
Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.

18. New Accounting Standards
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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
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

19. Reclassifications
Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.
20. Discontinued Operation — Disclosure
On July 18, 2008, the Company entered into an agreement to sell its wholly owned life insurance subsidiary, First Life America Corporation (“First Life” or “FLAC”) to First Trinity Financial Corporation. During the second quarter 2008, the Company had committed to a plan to sell First Life. Accordingly, as of June 30, 2008, First Life has been presented as a discontinued operation and its assets and liabilities being sold are presented as held-for-sale in the Company’s combined financial statements. All periods presented have been reclassified to reflect this discontinued operation.
(a) Financial Statement Presentation
At June 30, 2008, no impairment charges have been required in connection with the Company’s assessment of the assets and liabilities of the discontinued operation. Reported results for the discontinued operation do not include the allocation of interest expense on debt that will be repaid as a result of the sale as such debt was not incurred for or otherwise used in connection with the life insurance subsidiary’s operation. No other consolidated interest expense was allocated to the discontinued operation for the periods ended June 30, 2008 and 2007.
The major classes of assets and liabilities reported as held-for-sale are as follows (in thousands):

	(unaudited)
	June 30, 2008	December 31, 2007
Cash	$1,210	$459
Investment securities available-for-sale	18,675	18,867
Other current assets	6,975	6,661

Total Current Assets	26,860	25,987
Net Property and Equipment	2,693	2,718
Deferred charges, net	5,503	5,406

Total Assets	35,056	34,111

Future annuity benefits	19,565	18,735
Future policy benefits	7,580	7,035
Other liabilities	931	873

Total Liabilities	28,076	26,643

Net Assets	$6,980	$7,468

The financial results of the discontinued operation are as follows:

	Three	Three		Six	Six
	Months	Months	2008	Months	Months	2008
	Ended	Ended	% Increase	Ended	Ended	% Increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2008	2007	over 2007	2008	2007	over 2007
	(in thousands)			(in thousands)
REVENUES
Insurance premiums earned	$898	$849	6%	$2,000	$1,922	4%
Interest income	408	352	16	805	667	21
Other income	61	60	2	121	124	(3)

Total revenues	1,367	1,261	8	2,926	2,713	8
EXPENSES
Commission expense	49	50	(2)	104	109	(5)
Payroll expense	134	116	16	312	240	30
Depreciation and amortization	195	212	(8)	385	394	(2)
Other expenses	933	667	40	2,046	1,747	17

Total expenses	1,311	1,045	25	2,847	2,490	14

Income from discontinued operation	56	216	(74)	79	223	(65)

(b) Investments
First Life classifies all of its fixed maturity and equity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Equity securities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income.
The amortized cost and fair value of investments at June 30, 2008 were $19,982,000 and $18,675,000, respectively. Gross unrealized gains and losses at that date were $79,000 and $1,386,000, respectively.
The amortized cost and fair value of investments at December 31, 2007 were $19,465,000 and $18,867,000, respectively. Gross unrealized gains and losses at that date were $157,000 and $755,000, respectively.
The fair values for investments in fixed maturities are based on quoted market prices.
Included in investments are securities, which have been pledged to various state insurance departments. The fair values of these securities were $2,292,000 and $2,279,000 at June 30, 2008 and December 31, 2007, respectively.
During the six-month period ended June 30, 2008, First Life had approximately $1,000 in gross realized investment gain. First Life had no gross realized investment gains or losses during the six-month period ended June 30, 2007.
The components of other comprehensive loss and related tax effects during the six-month periods ended June 30, 2008 and 2007 are as follows (in thousands):

	Six-Month Periods Ended
	June 30,
	2008	2007
Unrealized holding losses on available-for-sale securities:
Unrealized holding gains (losses) during the period	$(708)	$(432)
Less: Reclassification adjustment for gains included in net income	1	—
Tax benefit	142	87

Other comprehensive income (loss)	$(567)	$(345)

(c) Other Current Assets
First Life has purchased certain lottery prize cash flows, representing the assignments of the future payment rights from lottery winners at a discounted price. Payments on these cash flows will be made by state run lotteries and as such are backed by the general credit of the respective states. At June 30, 2008 and December 31, 2007, the carrying value of these other assets was approximately $3,816,000 and $3,527,000, respectively. Also included in other current assets are certain deposits and prepaid and other current amounts. The carrying values of these other assets approximate their fair values.
(d) Property and Equipment
Property and equipment represents the land, building and furniture, fixtures and equipment used in the discontinued operation’s location in Topeka, Kansas. Approximately 12,500 of the 20,000 square feet of space is leased to two tenants and those leases run through 2010 and 2011. Depreciation expense recorded was approximately $44,000 and $35,000, respectively, during the six-month periods ended June 30, 2008 and 2007.

(e) Deferred Policy Acquisition Costs
Deferred policy acquisition costs at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008	December 31, 2007
Deferred policy acquisition costs	$11,017	$10,579
Accumulated amortization	(5,514)	(5,173)

Net	$5,503	$5,406

Deferred policy acquisition costs amortization of $341,000 and $359,000 was recorded during the six-month periods ended June 30, 2008 and 2007.
(f) Policy and Contract Liabilities
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
(g) Income Taxes
Deferred tax assets and liabilities are recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse. Significant components of First Life’s deferred income taxes at June 30, 2008 would include a deferred tax liability of $920,000 related to its deferred policy acquisition costs and deferred tax assets of $155,000 and $261,000 related to its net operating loss carryforwards and net unrealized losses on available-for-sale investment securities, respectively.
As of December 31, 2007, First Life had net operating loss carryforwards of $833,000 from life insurance operations that were generated either during or subsequent to the base period for tax consolidation purposes. These loss carryforwards expire in 2022 through 2025. Capital loss carryforwards of $37,000 will expire in 2009 and 2010.
First Life was included in the Company’s consolidated federal income tax return for the year ended December 31, 2006 and would also be included for the period ended November 15, 2007 (the effective date of its merger with Brooke Franchise). First Life is taxed as a life insurance company under the provisions of the Internal Revenue Code and will be required to file a separate tax return for the five years following the November 15, 2007 merger transaction.
(h) Statutory Requirements
First Life prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Kansas Insurance Department (“KID”). Currently, “prescribed” statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and a variety of other NAIC publications. “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles (“Codification”). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to First Life’s statutory-basis financial statements.

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
(i) Reinsurance
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
(j) Other Regulatory Matters
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
21. Subsequent Event
On July 18, 2008, the Company entered into a Stock Purchase Agreement (the “Agreement”) to sell its wholly-owned life insurance subsidiary, First Life America Corporation, to First Trinity Financial Corporation for a purchase price not to exceed $8,000,000 in cash, as adjusted in accordance with the Agreement. The transaction is subject to approval by the Kansas Insurance Department. The Company intends to use proceeds from the sale to reduce short-term debt. As of June 30, 2008, First Life has been presented as a discontinued operation and its assets and liabilities being sold are presented as held-for-sale in the Company’s combined financial statements. All periods presented have been reclassified to reflect this discontinued operation. See Note 20 for additional information.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Brooke Capital Corporation (“Brooke Capital” or the “Company”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the section entitled “Forward-Looking and Cautionary Statements,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission (File No. 0-25679) incorporated by reference and in Part I Item 1A — “Risk Factors” in the Form 10-K and Part II Item 1A — “Risk Factors” in this Form 10-Q. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.
This discussion is intended to clarify and focus on our results of operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes, and is qualified by reference to them.
References in this report to “we,” “us” and “our” are to Brooke Capital Corporation and one or more of our subsidiaries, as the context requires.
Amounts in this section have been rounded to the nearest thousand, except percentages, ratios, per share data, numbers of franchise locations and numbers of businesses. Unless otherwise indicated, or unless the context otherwise requires, references to years in this section mean our fiscal years ended December 31.
General
Difficult credit markets have had a significant adverse affect on our sale of new franchises. Without revenues from the sale of new franchises, we have been forced to reduce expenses significantly with the primary expense reductions resulting from shrinking our franchise network by terminating, for cause, troubled franchisees requiring extensive support and assistance. Our expense reductions include personnel layoffs, facility closings and writing off producer development investments.

Our expansion plans for selling life insurance and auto insurance policies issued by wholly-owned insurance company subsidiaries have been discontinued. However, because we believe that our distribution system and recruiting process represents a tremendous asset to insurance companies, we are instead pursuing a partnership with one or more insurance companies.
Continuing Operations - Insurance agency revenues are generated from commissions paid on the sale of property and casualty insurance policies issued through third party insurance companies, but sold through independent insurance agents. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by third-party insurance companies, so we have little or no control over the commission amount generated from the sale of a specific insurance policy. Revenues are also generated from initial franchise fees, collateral preservation fees, seller consulting fees and borrower consulting fees.
Discontinued Operation - On July 18, 2008, we entered into an agreement to sell our wholly-owned life insurance subsidiary, First Life America Corporation, to First Trinity Financial Corporation. At June 30, 2008, our insurance company operations segment has been presented as a discontinued operation and our assets and liabilities being sold are presented as held-for-sale in our combined financial statements. No impairment charges have been required in connection with our assessment of the assets and liabilities of the discontinued operation. First Life America Corporation continues to conduct business as it has in the past, generating revenues from the issuance of life insurance and annuity policies sold by independent insurance agents.
Results of Operation
A merger between us and Brooke Franchise Corporation (“Brooke Franchise”) occurred November 15, 2007, with our being the surviving corporation. This merger represented a transaction between entities under common control. Accordingly, we have recorded the assets and liabilities of Brooke Franchise at their carrying amounts at the date of transfer as if the transaction had taken place as of the beginning of the period. In addition, our results of operations and other changes in financial position for the prior year have been reported as if the merger had occurred at the beginning of the period.
Prior years’ financial statements and related disclosures have been restated to furnish comparative information for the period during which Brooke Franchise and we had been under common control.
Our combined results of operations have been significantly impacted in the second quarter by shrinking the franchise network primarily through closing, relocating or selling company-owned stores and establishing corresponding reserves for agency inventory write downs of $3,631,000, lease buyouts and equipment write downs of $3,323,000, producer development write downs of $5,500,000 and other restructuring expenses of $338,000. Although core revenues from sales commissions are unchanged for the three and six month periods ending June 30, 2008, total revenues have significantly decreased because franchise network growth, and the corresponding initial franchise fees from the sale of new franchises, have been adversely impacted by the current credit markets. Although our basic business model remains unchanged, we have changed operations by closing corporate facilities, laying off corporate personnel and otherwise decreasing expenses to match decreases in revenues. The following table shows income and expenses (in thousands, except percentages) from continuing operations for the three and six months ended June 30, 2008 and 2007, and the percentage changes from year to year.

	Three	Three		Six	Six
	Months	Months	2008	Months	Months	2008
	Ended	Ended	% Increase	Ended	Ended	% Increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2008	2007	over 2007	2008	2007	over 2007
REVENUES
Insurance commissions	$27,201	$27,615	(2)%	$60,798	$59,623	2%
Collateral preservation	3,557	1,363	161	9,270	2,254	311
Consulting fees	—	3,740	(100)	250	4,730	(95)
Gain (loss) on sale of businesses	(3,631)	1,161	(413)	(4,477)	1,842	(343)
Initial franchise fees for basic services	—	7,095	(100)	1,320	19,965	(93)
Initial franchise fees for buyers assistance plans	—	70	(100)	—	455	(100)
Loss on sale of assets	(1,323)	—	—	(1,323)	—	—
Interest income	71	177	(60)	84	262	(68)
Other income	175	696	(75)	366	19	1,826

Total operating revenues	$26,050	$41,917	(38)%	$66,288	$89,150	(26)%

	Three	Three		Six	Six
	Months	Months	2008	Months	Months	2008
	Ended	Ended	% Increase	Ended	Ended	% Increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2008	2007	over 2007	2008	2007	over 2007
EXPENSES
Commission expense	$22,072	$22,126	—%	$46,982	$44,967	4%
Payroll expense	6,070	6,187	(2)	12,101	11,973	1
Depreciation and amortization	492	42	1,071	962	73	1,218
Provision for doubtful accounts	8,076	1,337	504	8,428	4,383	92
Other operating expenses	13,025	9,760	33	25,199	20,311	24

Total operating expenses	49,735	39,452	26	93,672	81,707	15
Income (loss) from continuing operations	(23,685)	2,465	(1,060)	(27,384)	7,443	(467)
Interest expense	642	705	(9)	1,632	1,258	30

Income (loss) before income taxes from continuing operations	$(24,327)	$1,760	(1,482)	$(29,016)	$6,185	(569)
Net Income from discontinued operation	$56	$216	(74)	$79	$223	(65)
Total assets (at period end)
Continuing operations	$71,000	$87,000	18%	$71,000	$87,000	18%
Discontinued operation	$35,000	$31,000	13%	$35,000	$31,000	13%
A more detailed description of our financial condition and operating results as reported by insurance agency operations and corporate activities segments and discontinued operation (previously our insurance company operations) follows. The significant changes in revenues, expenses and net income from the above table are primarily attributable to our insurance agency segment. (See Insurance Agency Operations segment).
The following table shows selected assets and liabilities (in thousands, except percentages) as of June 30, 2008 and December 31, 2007, and the percentage change in those balances.

			2008
	As of	As of	% Increase
	June 30,	December 31,	(decrease)
	2008	2007	over 2007
Accounts and notes receivable, net	$19,109	$28,067	(32)%
Other receivables	1,749	2,086	(16)
Income taxes refundable	11,322	1,187	853
Property and equipment	11,995	13,177	(9)
Accounts payable	21,837	7,141	205
Premiums payable	3,001	5,322	(44)
Debt	49,388	50,491	(2)
Net assets of discontinued operation, held-for-sale	$6,980	$7,468	(7)
Accounts and notes receivable primarily include amounts owed by our franchisees. These balances have dropped significantly as expansion of our franchise operations has slowed due to the weakening economy and our “New Era” initiative beginning in the fourth quarter of 2007 to emphasize quality of franchisees over quantity of franchisees. A loss reserve exists for our credit loss exposure to these receivable balances from franchisees. (See Insurance Agency Operations segment, below.)
Customer receivables, notes receivables, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our combined balance sheet.
Other receivables represent amounts due from participating lenders.
Income taxes refundable increased as a result of our losses incurred during 2008.
Accounts payable, which includes franchise payables, payroll payables and other accrued expenses, increased in part as a result of amounts due to Brooke Holdings, Inc.
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
Analysis by Segment
The insurance agency operations segment represents our primary reportable segment and includes our franchising activities, our collateral preservation activities and our insurance agency consulting activities. Our franchise agency operations include the sale of insurance, financial and credit services on a retail basis through franchisees.
Revenues, expenses, assets and liabilities that are not allocated to the insurance agency operations segment are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations.
Our discontinued operation consists of the issuance of life insurance policies by First Life. First Life sells life insurance and annuity products in eight states throughout the Midwest.

Insurance Agency Operations

	Three	Three		Six	Six
	Months	Months	2008	Months	Months	2008
	Ended	Ended	% Increase	Ended	Ended	% Increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2008	2007	over 2007	2008	2007	over 2007
	(in thousands)			(in thousands)
REVENUES
Insurance commissions	$27,201	$27,615	(2)%	$60,798	$59,623	2%
Collateral preservation	3,557	1,363	161	9,270	2,254	311
Consulting fees	—	3,740	(100)	250	4,730	(95)
Gain (loss) on sale of businesses and assets	(4,954)	1,161	(526)	(5,800)	1,842	(414)
Initial franchise fees for basic services	—	7,095	(100)	1,320	19,965	(93)
Initial franchise fees for buyers assistance plans	—	70	(100)	—	455	(100)
Interest income	130	95	37	590	173	241
Other income	175	696	(75)	360	19	1,795

Total operating revenues	26,109	41,835	(37)	66,788	89,061	(25)

	Three	Three		Six	Six
	Months	Months	2008	Months	Months	2008
	Ended	Ended	% Increase	Ended	Ended	% Increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2008	2007	over 2007	2008	2007	over 2007
	(in thousands)			(in thousands)
EXPENSES
Commission expense	$22,072	$22,126	—%	$46,982	$44,967	4%
Payroll expense	6,018	5,997	—	12,026	11,759	2
Depreciation and amortization	479	31	1,445	937	46	1,937
Provision for doubtful accounts	8,076	1,337	504	8,428	4,383	92
Other operating expenses	12,865	9,503	35	24,884	19,927	25

Total operating expenses	49,510	38,994	27	93,257	81,082	15
Income (loss) from operations	(23,401)	2,841	(924)	(26,469)	7,979	(432)
Interest expense	696	705	(1)	2,127	1,258	69

Income (loss) before income taxes	$(24,097)	$2,136	(1,228)%	$(28,596)	$6,721	(525)%
Total assets (at period end)	$75,000	$86,000	13%	$75,000	$86,000	13%
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
Collateral preservation, or servicing, income is composed of initial, ongoing and special fees paid by the lender (Aleritas Capital Corp. (“Aleritas”)) for providing services such as underwriting, monitoring, rehabilitating, managing and liquidating insurance agencies. For the three months ended June 30, 2008 and 2007, special collateral preservation fees were $2,410,000 and $0, respectively. For the six months ended June 30, 2008 and 2007, those fees were $6,784,000 and $0, respectively. Collateral preservation fees increased significantly from payments for assistance provided to troubled agencies.
Initial franchise fees decreased significantly primarily due to a difficult credit market and secondarily as a result of our “New Era” initiative to emphasize quality of franchisees over quantity of franchisees.

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 81% and 80% of insurance commission revenue for the three month periods ended June 30, 2008 and 2007, respectively. Commission expense represented approximately 77% and 75% of insurance commission revenue for the six month periods ended June 30, 2008 and 2007, respectively.
We have sometimes retained an additional share of franchisees’ commissions as payment for franchisees’ optional use of our service or sales centers. However, we have discontinued providing this service.
Profit sharing commissions, or our share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, were $351,000 for the three months ended June 30, 2008, as compared to $443,000 for the three months ended June 30, 2007. Profit sharing commissions were $4,034,000 for the six months ended June 30, 2008, as compared to $4,655,000 for the six months ended June 30, 2007. Profit sharing commissions represented approximately 1.3% and 1.6%, respectively, of insurance commissions for the three months ended June 30, 2008 and 2007. Profit sharing commissions represented approximately 6.6% and 7.8%, respectively, of insurance commissions for the six months ended June 30, 2008 and 2007. Franchisees do not receive any share of profit sharing commissions.
Net commission refund liability is our estimate of the amount of our share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of June 30, 2008, and December 31, 2007, we recorded corresponding total commission refund liabilities of $404,000 and $481,000, respectively. Correspondingly, commission refund expense decreased to reflect this lower estimate.
Other operating expenses represented approximately 49% and 23%, respectively, of total operating revenues for the three months ended June 30, 2008 and 2007. Other operating expenses represented approximately 37% and 22%, respectively, of total operating revenues for the six months ended June 30, 2008 and 2007. Other operating expenses increased at a faster rate than total operating revenues primarily as the result of shrinking the franchise network primarily through closing or liquidating company-owned stores and establishing corresponding reserves for agency inventory write downs of$3,631,000, lease buyouts and equipment write downs of $3,323,000, producer development write downs of $5,500,000 and other restructuring expenses of $338,000.
Advertising expenses decreased to $1,262,000 for the three months ended June 30, 2008, from $1,858,000 for the three months ended June 30, 2007. Advertising expenses decreased to $3,178,000 for the six months ended June 30, 2008, from $4,283,000 for the six months ended June 30, 2007.
The following table summarizes information relating to revenues and expenses associated with insurance agent relationships primarily as defined in the franchise agreement. Variances in expenses may be attributable to improved allocations of expenses among business units, which began in 2007 and continued in 2008.

Comparison of Net Commissions Breakdown to Corresponding Expenses Breakdown
(in thousands)1

	Recurring	Expenses	Service
	Franchise	Incurred for	Center Fees
	Royalties	Operation of	Collected			Expenses
	Collected from	Phillipsburg	from	Expenses	Profit Sharing	Incurred for
	Franchisees for	Support	Franchisees	Incurred for	Commissions	Mass Media &
	Support	Services	for Service	Operation of	Collected from	Logo
	Services	Campus	Centers	Service Centers	Insurance Cost	Advertising

Three Months Ended June 30, 2008	$2,045	$2,588	$663	$1,537	$351	$1,262
Six Months Ended June 30, 2008	$4,245	$5,575	$1,284	$3,197	$4,034	$3,178
Three Months Ended June 30, 2007	$3,058	$2,118	$861	$1,879	$443	$1,858
Six Months Ended June 30, 2007	$5,868	$4,665	$1,763	$3,570	$4,655	$4,283

[1]	We also received commissions from the sale of investment securities that are not directly related to insurance sales.
Initial Franchise Fee Revenue
Basic Services. A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise, start up a new Brooke franchise location or acquire a company developed franchise location. These basic services include services usually provided by other franchisors, including a business model, a license to use registered trademarks, access to suppliers and a license for an Internet-based information system. The amount of the initial franchise fees typically paid for basic services is currently $165,000.
Revenues from initial franchise fees for basic services are recognized as soon as we deliver the basic services to the new franchisee. Upon completion of this commitment, we have no continuing obligation to the franchisee with regards to basic services.
We added only one new franchise location during the three months ended June 30, 2008, compared to 40 new franchise locations during the three months ended June 30, 2007. We added only two new franchise locations during the six months ended June 30, 2008, compared to 130 new franchise locations during the six months ended June 30, 2007. The rate of new franchise location growth has stalled, primarily as the result of the continuing restricted credit market environment and, in part, our “New Era” initiative beginning in the fourth quarter of 2007 to emphasize quality of franchisees over quantity of franchisees.
The following table summarizes information relating to initial franchise fees for basic services (in thousands, except for number of locations):
Summary of Initial Franchise Fees for Basic Services
and the Corresponding Number of Locations

	Start-up Related Initial		Conversion Related		Company Developed
	Franchise Fees for Basic		Initial Franchise Fees for		Initial Franchise Fees for		Total Initial Franchise
	Services		Basic Services		Basic Services		Fees for Basic Services
	(Locations)		(Locations)		(Locations)		(Locations)
Three Months Ended June 30, 2008	$—	(1)	$—	(0)	$—	(0)	$—	(1)
Six Months Ended June 30, 2008	—	(1)	1,320	(1)	—	(0)	1,320	(2)
Three Months Ended June 30, 2007	3,630	(22)	2,640	(13)	825	(5)	7,095	(40)
Six Months Ended June 30, 2007	10,395	(63)	7,260	(55)	2,310	(12)	19,965	(130)

Buyers Assistance Plan Services. Buyers assistance plans provide assistance to franchisees for the initial acquisition and conversion of businesses. These services include, for example, compilation of an inspection report. The amount of the fee charged franchisees for these services typically varies based on the level of assistance, which in turn is largely determined by the size of the acquisition. We therefore typically base our fees for buyers assistance plans on the estimated revenues of the acquired business. All initial franchise fees (for both basic services and for buyer assistance plans) are paid when an acquisition closes. In past years, a significant part of our commission growth has come from such acquisitions of existing businesses that are subsequently converted into Brooke franchises.
The total amount of initial fees paid by a franchisee is first allocated to basic services, and if the franchise is an acquired and converted business, the excess of such fees over the amount allocated to basic services is allocated to buyers assistance plan services. The initial franchisee fee for basic services tends to be uniform among franchisees, and the total initial franchisee fees can be limited by competitive pressures. The decrease in initial franchise fees for buyers assistance plans is primarily attributable to an increase in the amount charged for initial franchise fees for basic services and the establishment of a cap, or maximum amount, on initial franchise fees for buyers assistance plans that are charged for each acquisition.
We perform substantially all of the buyers assistance plan services before an acquisition closes and, therefore, typically recognize all of the initial franchise fee revenue for buyers assistance plan services at the time of closing.
Buyers assistance plan services are not applicable to the purchase by franchisees of company-developed or already-franchised businesses. In addition, buyers assistance plan services are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that were purchased by us in the preceding 24 months. Businesses that were converted into Brooke franchises and received buyers assistance plan services totaled 1 and 3, of new franchise locations for the three and six months ended June 30, 2007, respectively. There were no such conversions during 2008.
Seller and Borrower-Related Revenues. Seller and borrower-related revenues typically are generated when a business is acquired for sale to a franchisee or when assisting a business in securing a loan. Seller and borrower-related revenues include consulting fees paid directly by sellers or borrowers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of our business is the buying and selling of businesses. Therefore, all seller and borrower-related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller and borrower-related revenues decreased $8,532,000, or 174%, to $(3,631,000), for the three months ended June 30, 2008, from $4,901,000 for the three months ended June 30, 2007. Seller and borrower-related revenues decreased $10,799,000, or 164%, to $(4,227,000), for the six months ended June 30, 2008, from $6,572,000 for the six months ended June 30, 2007. The significant increase in seller and borrower-related revenues from 2007 to 2008 is primarily attributable to a decrease in borrower consulting fees generated, due to the continuing restricted credit market environment.
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

Gains on sale resulting primarily from discounted interest rates were 0 for the three months ended June 30, 2008, compared to $443,000 for the three months ended June 30, 2007. Gains on sale resulting primarily from discounted interest rates were $5,000 for the six months ended June 30, 2008, compared to $1,124,000 for the six months ended June 30, 2007. The decrease in gains from 2007 to 2008 was primarily due to the continuing restricted credit market environment and, in part, to our “New Era” initiative, beginning in the fourth quarter of 2007, to emphasize quality of franchisees over quantity of franchisees.
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
The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations (in thousands, except percentages and number of days):
Calculation of Seller Discounts Based On Reduced Carrying Values

				Interest
				Rate Used	Full		Gain on
	Beginning	Weighted	Weighted	for Net	Nominal	Reduced	Sale from
	Principal	Average	Average	Present	Purchase	Carrying	Deferred
	Balance	Rate	Maturity	Value	Price	Value	Payments
Three Months Ended June 30, 2008	$—	—%	— days	—%	$—	$—	$—
Six Months Ended June 30, 2008	60	7.75	304 days	7.75	65	60	5
Three Months Ended June 30, 2007	3,683	9.75	602 days	9.75	13,598	13,155	443
Six Months Ended June 30, 2007	$9,561	9.75%	514 days	9.75%	$23,982	$22,858	$1,124
Gains on Sale of Businesses — Company-Owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores for the three months ended June 30, 2008 and 2007. There were no gains on sale resulting from the sale of company-owned stores for the six months ended June 30, 2008 and 2007.
Gains on Sale of Businesses — Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains (losses) on sale resulting from the sale of inventoried stores were $(302,000) and $718,000 for the three months ended June 30, 2008 and 2007, respectively. Gains (losses) on sale resulting from the sale of inventoried stores were $(1,153,000) and $718,000 for the six months ended June 30, 2008 and 2007, respectively.
Franchise Collateral Preservation (CPA) Expenses. CPA activities are separated into two general categories. The first category of CPA activities consists primarily of support services provided by our Phillipsburg, Kansas campus personnel for all franchisees pursuant to a franchise agreement and the corresponding recurring expenses are paid from recurring franchise fees collected from franchisees and fees paid by lenders pursuant to Collateral Preservation Agreements (see above). Recurring franchise fee revenues totaled $2,045,000 and $3,058,000, respectively, during the three months ended June 30, 2008 and 2007. Recurring franchise fee revenues totaled $4,245,000 and $5,868,000, respectively, during the six months ended June 30, 2008 and 2007. Associated support services expenses totaled $2,558,000 and $2,118,000, respectively, during the three months ended June 30, 2008 and 2007. Associated support services expenses totaled $5,575,000 and $4,665,000, respectively, during the six months ended June 30, 2008 and 2007.

The second category of CPA activities consists primarily of the extra monitoring and consulting with borrowers provided by national and regional personnel pursuant to collateral preservation agreements with lenders. Collateral preservation fee revenues totaled $5,396,000 and $2,440,000, respectively, during the three months ended June 30, 2008 and 2007. Collateral preservation fee revenues totaled $12,240,000 and $4,383,000, respectively, during the six months ended June 30, 2008 and 2007. Associated collateral preservation expenses totaled $14,076,000 and $7,763,000, respectively, during the three months ended June 30, 2008 and 2007. Associated collateral preservation expenses totaled $22,028,000 and $16,283,000, respectively, during the six months ended June 30, 2008 and 2007.
Franchise Recruitment Expenses. We believe that we have a good agent program and have improved our process for recruiting and identifying insurance agents who we believe have the personal attributes required to be successful at starting or operating an insurance agency business. Because not all agents have the personal attributes required for success as insurance agency owners, we continue to recruit to replace those less suited. Recruitment plays a critical role in assisting lenders in the preservation of collateral so that businesses on which the lender has foreclosed or exercised its private right of sale can be sold to new franchisees who may be more capable or more willing to successfully operate an insurance agency. Recruitment personnel expenses totaled $587,000 and $689,000, respectively, during the three months ended June 30, 2008 and 2007. Recruitment personnel expenses totaled $1,210,000 and $1,612,000, respectively, during the six months ended June 30, 2008 and 2007.
Income/Loss Before Income Taxes. We incurred a loss before income taxes of $24,097,000 during the three months ended June 30, 2008, as compared to income before taxes of $2,136,000 during the three months ended June 30, 2007. We incurred a loss before income taxes of $28,596,000 during the six months ended June 30, 2008, as compared to income before taxes of $6,721,000 during the six months ended June 30, 2007. The loss incurred during 2008 was primarily the result of shrinking the franchise network through closing, relocating or selling company-owned stores and establishing corresponding reserves for agency inventory write downs, lease buyouts and equipment write downs, producer development write downs and other restructuring expenses. The 2008 loss was also the result of a reduction in the amount of initial franchise fee revenues and other associated consulting fees due to the continuing restricted credit market environment, and, in part, to our “New Era” initiative beginning in the fourth quarter of 2007, to emphasize quality of franchisees over quantity of franchisees.
Company-Owned Stores. Because our franchising philosophy is predicated on local ownership and generating revenues from sales commissions paid to franchisees on the sale of insurance policies issued by third-party insurance companies, an increasing percentage of inventoried, managed, pending, franchisor-developed and franchisee-developed stores relative to franchisee-owned stores is generally undesirable from a franchising perspective. Accordingly, during the second quarter of 2008, we significantly reduced the number of company-owned stores by closing, relocating, selling or preparing to sell, 147 company-owned stores resulting in non typical expenses for associated reserves and write offs totaling $13,425,000.
We believe that we have a good agent program and have improved our process for recruiting and identifying insurance agents who we believe have the personal attributes required to be successful at starting or operating an insurance agency business. Because not all agents have the personal attributes required for success as insurance agency owners, we continue to recruit to replace those less suited.
Same Store Sales. Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by us. Twenty-four months after initial conversion of an acquired business, we consider a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for the twelve months ended June 30, 2008 and 2007 decreased 5.7% and increased 0.1%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the twelve months ended June 30, 2008 and 2007 were 2.0% and 3.4%. All same store calculations exclude profit sharing commissions. Same store calculations are based entirely on commissions allocated by us to franchisees’ monthly statements. We are unable to determine the impact, if any, on same store calculations resulting from commissions that franchisees receive but do not process through us as required by their franchise agreement.

Same store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums by insurance companies. Our franchisees predominately sell personal lines insurance, with more than 50% of our total commissions resulting from the sale of auto insurance policies, and we believe that the insurance market has been particularly soft with regards to premiums on personal lines insurance policies. We are beginning to see indications that the market may be “firming,” which may have an effect on same store sales performance in the future.
Franchise Balances. We categorize the balances owed by franchisees as either statement balances or non-statement balances. Statement balances are generally short-term and non-statement balances are generally longer term. We believe the most accurate analysis of franchise balances occurs immediately after settlement of franchisees’ monthly statements and before any additional entries are recorded to their account. Therefore, the following discussion of franchise balances is as of the settlement date that follows the corresponding commission month.
Statement Balances. We have historically assisted franchisees with short-term cash flow assistance by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to us. Franchisees sometimes require short-term cash flow assistance because of cyclical fluctuations in commission receipts. Short-term cash flow assistance is also required when franchisees are required to pay us for insurance premiums due to insurance companies prior to receipt of the corresponding premiums from policyholders. The difference in these amounts has been identified as the “uncollected accounts balance” and this balance is calculated by identifying all charges to franchise statements for net premiums due insurance companies for which a corresponding deposit from policyholders into a premium trust account has not been recorded. Despite commission fluctuations and uncollected accounts balances, we expect franchisees to regularly pay their statement balances within a 30-day franchise statement cycle.
Any commission advance that remains unpaid after 120 days is placed on “watch” status. The increase in watch statement balances is partially attributable to financial stress resulting from less commission revenues due to reduction of premium rates by insurance companies. In early April 2008, we notified our franchisees that we will no longer provide commission advances after August 15, 2008 because they are expensive to administer and collect. Management believes that this change alone will not have an adverse effect on franchisees’ businesses, since sufficient notice has been provided, which allows franchisees to build funds internally or obtain outside credit.
The following table summarizes total statement balances, uncollected account balances and watch statement balances as of June 30, 2008 and December 31, 2007 (in thousands).

	As of	As of
	June 30,	December 31,
	2008	2007
Total Statement Balances	$9,918	$9,662
Uncollected Accounts* (Included in Above Total Statement Balances)	$2,773	$3,688
Watch Statement Balances (Included in Above Total Statement Balances)	$9,652	$9,077
Watch Statement Uncollected Accounts**	$1,941	$1,657

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of June 30, 2008 and December 31, 2007.

**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of June 30, 2008 and December 31, 2007.
Non-Statement Balances. Separate from short-term statement balances, we also extend credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer-term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $11,717,000 and $9,798,000, respectively, as of June 30, 2008, and December 31, 2007. Management intends to limit significantly the availability of non-statement balance funds.
Reserve for Doubtful Accounts. As part of the agreement to merge Brooke Franchise into Brooke Capital, Brooke Corporation continues to agree to guarantee the repayment of franchise balances outstanding as of June 30, 2007. The reserve increased significantly primarily to reflect the expected write offs of franchise balances related to producer development of closed, relocated or sold stores. The amount of our reserve for doubtful accounts was $6,700,000 as of June 30, 2008 and was $1,114,000 on December 31, 2007. Franchise balances outstanding as of June 30, 2008, and December 31, 2007 totaled $21,635,000 and $19,460,000, respectively.

The following table summarizes the Reserve for Doubtful Accounts activity for the periods ended June 30, 2008 and December 31, 2007 (in thousands). Additions to the reserve for doubtful accounts are charged to expense. Write offs in the table below are net of reimbursement from Brooke Corporation pursuant to its guaranty of franchise balances in connection with the merger.
Valuation and Qualifying Accounts

	Balance at		Write Off	Write Off
	Beginning of	Charges to	Statement	Non-Statement	Balance at
	Period	Expenses	Balances	Balances	End of Period
Allowance for Doubtful Accounts
Six months ended June 30, 2008	$1,114	$6,645	$421	$638	$6,700
Year ended December 31, 2007	$1,466	$4,276	$961	$3,667	$1,114
Insurance Agency Consulting Activities
Through our wholly-owned subsidiary, Brooke Capital Advisors, Inc. (“BCA”), we provide consulting services to managing general agencies and collateral preservation services relating to such loans. This business expanded in 2007 to include similar services for funeral home businesses and loans related thereto. During the three months ended June 30, 2008 and 2007, BCA generated $0 and $3,300,000 respectively, in loan brokerage and other related consulting fees. Income derived from collateral preservation services and related activities represented a total of $611,000 and $688,000, respectively, during the three months ended June 30, 2008 and 2007. BCA became a part of our business on December 8, 2006, in connection with Brooke Corporation’s acquisition of a controlling interest in us on that date.
During the six months ended June 30, 2008 and 2007, BCA generated $230,000 and $3,300,000 respectively, in loan brokerage and other related consulting fees. Income derived from collateral preservation services and related activities represented a total of $1,370,000 and $943,000, respectively, during the six months ended June 30, 2008 and 2007.
Expenses related to the loan brokerage activity during the three months ended June 30, 2008 and 2007 included compensation related expenses of $475,000 and $514,000, respectively. Other expenses during the three months ended June 30, 2008 and 2007 included loan brokerage expenses of $0 and $125,000, respectively, and shared services expenses of $435,000 and $435,000, respectively, paid to Brooke Corporation.
Expenses related to the loan brokerage activity during the six months ended June 30, 2008 and 2007 included compensation related expenses of $888,000 and $649,000, respectively. Other expenses during the six months ended June 30, 2008 and 2007 included loan brokerage expenses of $66,000 and $125,000, respectively, and shared services expenses of $870,000 and $435,000, respectively, paid to Brooke Corporation.

Corporate Activities

	Three	Three		Six	Six
	Months	Months	2008	Months	Months	2008
	Ended	Ended	% Increase	Ended	Ended	% Increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2008	2007	over 2007	2008	2007	over 2007
	(in thousands)			(in thousands)
REVENUES
Interest income	$70	$82	(15)%	$132	$89	48%
Other income	—	—	—	6	—	—

Total operating revenues	70	82	(15)	138	89	55
EXPENSES
Payroll expense	52	190	(73)	75	214	(65)
Depreciation and amortization	13	11	18	25	27	(7)
Other operating expenses	160	257	(38)	315	384	(18)

Total operating expenses	225	458	(51)	415	625	(34)
Loss from operations	(155)	(376)	59	(277)	(536)	48
Interest expense	75	—	—	143	—	—

Loss before income taxes	$(230)	$(376)	39	$(420)	$(536)	22
Total assets (at period end)	$12,000	$1,000	1,100%	$12,000	$1,000	1,100%
We reported receivables from affiliates of $22,862,000 and $18,441,000 at June 30, 2008 and December 31, 2007, respectively. Our cash balances are sometimes commingled with the balances of Brooke Corporation and its other subsidiaries for cash management purposes. We receive and/or pay interest for the availability/use of these funds. Interest income and interest expense are primarily the result of amounts advanced from our subsidiary, BCA, and loaned to our franchise operating division and other Brooke Corporation affiliates. Where appropriate, these amounts are eliminated in consolidation. During the three and six months ended June 30, 2008, we recorded $15,000 and $30,000, respectively, in expense in connection with shared services agreements with Brooke Corporation.
Other operating expenses during the three months ended June 30, 2008 and 2007 include legal and professional fees of $119,000 and $201,000, respectively. Other operating expenses during the six months ended June 30, 2008 and 2007 include legal and professional fees of $240,000 and $315,000, respectively.
Discontinued Operation
Life insurance policy premiums are currently generated entirely through First Life America Corporation.

	Three	Three		Six	Six
	Months	Months	2008	Months	Months	2008
	Ended	Ended	% Increase	Ended	Ended	% Increase
	June 30,	June 30,	(decrease)	June 30,	June 30,	(decrease)
	2008	2007	over 2007	2008	2007	over 2007
	(in thousands)			(in thousands)
REVENUES
Insurance premiums earned	$898	$849	6%	$2,000	$1,922	4%
Interest income	408	352	16	805	667	21
Other income	61	60	2	121	124	(3)

Total revenues	1,367	1,261	8	2,926	2,713	8
EXPENSES
Commission expense	49	50	(2)	104	109	(5)
Payroll expense	134	116	16	312	240	30
Depreciation and amortization	195	212	(8)	385	394	(2)
Other expenses	933	667	(40)	2,046	1,747	(17)

Total expenses	1,311	1,045	25	2,847	2,490	14

Income from discontinued operation	56	216	(74)	79	223	(65)
Total assets (at period end)	$35,000	$31,000	13%	$35,000	$31,000	13%
Net premium income increased from $849,000 during the three months ended June 30, 2007, to $898,000 for the three months ended June 30, 2008. Net premium income increased from $1,922,000 during the six months ended June 30, 2007, to $2,000,000 for the six months ended June 30, 2008.

Net interest income increased $56,000 or 16% for the three months ended June 30, 2008, compared to the same period for 2007 and increased $138,000 or 21% for the six months ended June 30, 2008, compared to the same period for 2007, due primarily to the increased size of our investment portfolio.
Operating expenses totaled $1,311,000 and $1,045,000 for the three months ended June 30, 2008 and 2007, respectively. Included in total operating expenses were policy reserve increases of $249,000 and $152,000 for the three months ended June 30, 2008 and 2007, respectively. Operating expenses totaled $2,847,000 and $2,490,000 for the six months ended June 30, 2008 and 2007, respectively. Included in total operating expenses were policy reserve increases of $544,000 and $482,000 for the six months ended June 30, 2008 and 2007, respectively. Life insurance reserves are actuarially determined based on such factors as insured age, life expectancy, mortality and interest assumptions. As more life insurance is written and existing policies reach additional durations, policy reserve requirements will continue to increase.
Our death claims expense increased to $241,000 during the three months ended June 30, 2008 as compared to $104,000 during the same time period in 2007 and increased to $562,000 during the six months ended June 30, 2008 as compared to $417,000 during the same time period in 2007. Increases in death claims expense are reflective of the continued maturation of the final expense policies, which are generally purchased by consumers in their senior years.
Commission expense is based on a percentage of premiums and is determined in the product design. Additionally, higher percentage commissions are paid for first year business than renewal year. As our focus has shifted to marketing our life insurance products instead of our annuity products, gross and net commission expense has declined.
Policy acquisition costs deferred result from the capitalization of costs related to the sales of life insurance and include commissions on first year business, medical exam and inspection report fees, and salaries of employees directly involved in the marketing, underwriting and policy issuance functions. The level of these costs deferred has declined due to reduced levels of commission expense paid on issuance of annuity contracts in 2008 as compared to 2007. Amortization of deferred policy acquisition costs was $172,000 and $195,000 for the three month periods ended June 30, 2008 and 2007, respectively. Amortization of deferred policy acquisition costs was $341,000 and $359,000 for the six month periods ended June 30, 2008 and 2007, respectively. Management performs quarterly reviews of the recoverability of deferred acquisition costs based on current trends as to persistency, mortality and interest. These trends are compared to the assumptions used in the establishment of the original asset in order to assess the need for impairment. Based on the results of the aforementioned procedures performed by management, no impairments have been recorded against the balance of deferred acquisition costs.
Liquidity and Capital Resources
Our sources of capital primarily include cash from operations and debt.
Our cash and cash equivalents were $229,000 as of June 30, 2008, compared to $2,174,000 at December 31, 2007. During the six months ended June 30, 2008, net cash of $2,395,000 was provided by operating activities which primarily resulted from an increase in accounts and expense payables. Net cash of $1,048,000 was used in investing activities primarily for the purchase of securities. Net cash of $3,292,000 was used in financing activities, primarily from net payments to affiliates of $4,421,000.
Our cash and cash equivalents were $21,127,000 as of June 30, 2007, compared to $12,366,000 at December 31, 2006. During the six months ended June 30, 2007, net cash of $10,505,000 was provided by operating activities which primarily resulted from an increase in purchase of business inventory provided by sellers. Net cash of $6,553,000 was used in investing activities primarily for the purchase of property and equipment. Net cash of $4,809,000 was provided by financing activities, primarily from proceeds on debt.
Our current ratios (current assets to current liabilities) were 0.89 and 1.00, respectively, at June 30, 2008 and December 31, 2007. We expect the current ratio to return to approximately 1.00 upon the sale of First Life and the application of sale proceeds to short term debt.

The current credit environment has made it difficult for us to raise debt or equity to fund the expansion of insurance company operations. As such, we entered into an agreement on July 18, 2008, to sell our life insurance subsidiary, First Life America Corporation, and are considering either the termination of our Exchange Agreement with Brooke Corporation to acquire a non-standard auto company, Delta Plus Holdings Inc., or the sale of Delta Plus Holdings by us if the Exchange Agreement is completed. We intend to use proceeds from the sale of First Life to repay short term bank debt.
Our company is focused on the distribution of insurance through franchised insurance agents. During the second quarter, our company made a difficult transition by reducing operating expenses to levels that are less than expected recurring revenues from royalties, servicing fees and profit sharing fees.
As a result, we are reasonably confident that third quarter cash flows will be sufficient to pay operating expenses in the third quarter provided that we receive the servicing fees for collateral preservation consulting that are owed to us by securitization trusts.
During this difficult second quarter transition, we incurred carry over payable balances to sellers, vendors and landlords of approximately $3,800,000 for which third quarter cash flows will not be sufficient to repay. However, we have negotiated payment terms with most of these creditors which permit payment over an extended period, so we do not believe that this will create a liquidity issue.
We are also reasonably confident that annualized operating expenses have been sufficiently reduced so that 2009 cash flows will be positive, provided that our line of credit lender continues our lending relationship.
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
Capital Commitments
The following summarizes our contractual obligations as of June 30, 2008, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Short-term borrowings	$8,063	$8,063	$—	$—	$—
Long-term debt	41,325	24,986	5,836	7,725	2,778
Interest payments*	6,433	2,393	2,421	853	766
Operating leases (facilities)	18,383	8,729	8,373	1,077	204

Total from continuing operations	74,204	44,171	16,630	9,655	3,748

Discontinued operation	$27,145	$2,443	$5,429	$6,243	$13,030

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see Note 6 to our combined financial statements.
Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.
Capital commitments of our discontinued operation include future annuity and policy benefits. While annuity contracts have scheduled payments, the timing of the cash flows associated with life insurance policies is uncertain and can vary significantly.

Critical Accounting Policies
Our established accounting policies are summarized in Note 1 to our combined financial statements for the years ended December 31, 2007 and 2006, and the periods ended June 30, 2008 and 2007. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.
We believe that the following accounting policies are critical. These accounting policies are more fully explained in Note 1 to our combined financial statements for the years ended December 31, 2007 and 2006, and the periods ended June 30, 2008 and 2007.
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
Franchisees’ Share of Undistributed Commissions. We are obligated to pay franchisees a share of all commissions we receive. Prior to allocation of commissions to a specific policy, we cannot identify the policy owner and do not know the corresponding share (percentage) of commissions to be paid. We estimate the franchisee’s share of commissions to determine the approximate amount of undistributed commissions that we owe to franchisees.
An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2007 to estimate franchisees’ share of undistributed commissions was 85% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 80% for the three months ended June 30, 2008 and was 80% for the six months ended June 30, 2008. We believe that these estimates may change slightly with the reduction of service centers during the remainder of 2008.
Reserve for Doubtful Accounts. Our reserve for doubtful accounts is comprised primarily of a reserve for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for doubtful accounts as of June 30, 2008 was $6,700,000. The estimated reserve was approximately 144% of the actual amount of losses from advances made to franchisees for the twelve months ended June 30, 2008, approximately 31% of the actual total combined franchise statement and non-statement balances as of June 30, 2008, and approximately 69% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ended June 30, 2008 and recorded as non-statement balances for producers in the first three months of development.
Amortization and Useful Lives. We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable intangible assets. Accounting for Amortizable intangible assets, and the subsequent tests for impairment are summarized in Note 1(h) to our combined financial statements for the years ended December 31, 2007 and 2006. The rates of amortization of Amortizable intangible assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on historical renewal rights information, management’s experience, industry standards, and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2007, we tested Amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The Amortizable intangible assets have a relatively stable life and unless unforeseen circumstances occur, the life is not expected to change in the foreseeable future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results.

Income Tax Expense. An estimate of income tax expense (benefit) is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used in 2007 to calculate income tax expense was 38%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during 2008. Deferred income taxes are recorded on the differences between the tax bases of assets and liabilities and the amounts at which they are reported in the combined financial statements. Recorded amounts are adjusted to reflect changes in income tax rates and other tax law provisions as they become enacted.
Revenue Recognition Policies. Revenue recognition is summarized in Note 1(f) to our combined financial statements for the years ended December 31, 2007 and 2006.
Accounting policies critical to our discontinued operation would include the following:
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
Future Policy Benefits. Traditional life insurance policy benefit liabilities are computed on a net level premium method using assumptions with respect to current yield, mortality, withdrawal rates, and other assumptions deemed appropriate by us.
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
Reinsurance. Reinsurance is one of the tools that First Life uses to accomplish its business objectives. A variety of reinsurance vehicles is currently in use. Reinsurance supports a multitude of corporate objectives including managing statutory capital, reducing volatility and reducing surplus strain. At the customer level, it increases First Life’s capacity, provides access to additional underwriting expertise, and generally makes it possible First Life to offer products at competitive levels that First Life could not otherwise bring to market without reinsurance support.
Investments. First Life classifies all of its fixed maturity and equity investments as available-for-sale. Available-for-sale fixed maturities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Equity securities are carried at fair value with unrealized gains and losses, net of applicable taxes, reported in other comprehensive income. Substantially all of First Life’s available-for-sale securities’ fair values are determined using quoted prices provided by nationally recognized securities exchanges and other sources. Mortgage loans on real estate are carried at cost less principal payments. Other investments are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield method on an individual basis over the remaining contractual term of the investment. Policy loans are carried at unpaid balances. Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase and are carried at cost, which approximates fair value. Realized gains and losses on sales of investments are recognized in operations on the specific identification basis. Interest earned on investments is included in net investment income.

With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.
Recently Issued Accounting Pronouncements
See Note 18 to our combined financial statements for a discussion of the effects of the adoption of new accounting standards, including Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” which became effective for us in 2008.
Contractual Obligations
See Note 5 to our combined financial statements for tabular disclosure of information related to our long-term contractual obligations as of June 30, 2008, and December 31, 2007, incorporated herein by this reference.
Related Party Transactions
See Notes 2 and 11 to our combined financial statements for information about related party transactions.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There are no material changes during the quarter in the Risk Factors disclosed in Item 1A -“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of the Company was held on May 15, 2008, at which the following proposals were voted upon by the shareholders:
PROPOSAL NO. 1
Election of the following six directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified:

	For	Withheld
Robert D. Orr	6,795,800	0

Paul E. Burke, Jr.	6,795,800	0

Richard E. Gill	6,795,800	0

Michael S. Hess	6,795,800	0

Kyle Garst	6,795,800	0

Dane S. Devlin	6,795,800	0

PROPOSAL NO. 2
Ratification of the appointment of Summers, Spencer & Callison, CPAs, Chartered as the independent registered public accounting firm of the Company:

For	Against	Abstain
6,795,800	0	0

ITEM 5. OTHER INFORMATION
Departure of Certain Officers
On August 15, 2008, Kyle L. Garst notified the Board of Directors of the Company (the “Board”) that he was resigning his position as Chief Executive Officer of the Company, effective immediately. Mr. Garst will continue to serve as President of the Company.
On August 15, 2008, Leland G. Orr notified the Board that he was resigning his position as Chief Financial Officer and Treasurer, effective immediately.

Appointment of Certain Officers
On August 15, 2008, the Board appointed Robert D. Orr as Chief Executive Officer, effective immediately. Mr. Orr, 54, is the founder of Brooke Corporation (an affiliate of the Company, “Brooke”). Mr. Orr has served as a director of Brooke since its inception in 1986 and served as its Chief Executive Officer from 1986 until October 2007. Additionally, he was Brooke’s President from 1986 until 1991 and has been its Chairman of the Board since 1991. Prior to focusing full time as the Chairman of the Board of Brooke, Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas, Chairman of the Board of Brooke State Bank, Jewell, Kansas, President of First National Bank, Smith Center, Kansas, and a self-employed insurance agent for American Family Insurance Company. Mr. Orr is an honors graduate from Fort Hays State University in Hays, Kansas, with a Bachelor of Arts degree in Political Science. He also completed the Graduate School of Banking program at the University of Colorado. Mr. Orr is the author of a book published in 2000 about the sale of insurance and financial services in the internet age entitled Death of an Insurance Salesman? Related party disclosures with respect to Mr. Orr were disclosed in the Company’s definitive proxy statement filed on April 28, 2008, in the section titled “Certain Relationships and Related Party Transactions.”
On August 15, 2008, the Board appointed Travis W. Vrbas, as Chief Financial Officer and Treasurer, effective immediately. Mr. Vrbas, Brooke’s Chief Financial Officer since March 2008, has been with Brooke since March 2003. Since joining Brooke, Mr. Vrbas was responsible for the Sarbanes-Oxley compliance of Brooke and its subsidiaries. Mr. Vrbas has worked closely with Brooke’s external auditors during quarterly reviews, SOX testing and year-end audits. Since January 2004, Mr. Vrbas has also served as a liaison to the Chief Financial Officer of Brooke with respect to its SEC filings and other accounting matters. Mr. Vrbas received a Bachelor of Science Degree in Accounting from Kansas State University and is a Phi Kappa Phi.
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

BROOKE CAPITAL CORPORATION
Date: August 18, 2008	By:	/s/ ROBERT D. ORR
Robert D. Orr
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350 (*)

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350 (*)

(*)	Filed herewith